Form 10QSB
period 2006-01-31
ACHIEVERS MAGAZINE INC
filed 2006-03-16
CIK 1284450

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-114564
                            -----------------

                             ACHIEVERS MAGAZINE INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

220 Cambie Street, Suite 400
Vancouver, British Columbia                               V6B 2M9
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 689-3983
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ x ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.001 par value common stock outstanding as of March 14, 2006.

                            ACHIEVERS MAGAZINE, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2006

                                   (Unaudited)

                             (Stated in US Dollars)

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       January 31, 2006 and July 31, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                        January 31,         July 31,
                                                        ASSETS                              2006              2005
                                                        ------                              ----              ----
Current
    Accounts receivable, net of allowance for doubtful accounts of $9,311
     (July 31, 2005: $8,688)                                                          $         7,951   $         9,344
    Prepaid expenses                                                                            3,161             3,074
                                                                                      ---------------   ---------------

                                                                                               11,112            12,418
Long-term receivable - Note C                                                                       -             3,491
                                                                                      ---------------   ---------------

                                                                                      $        11,112   $        15,909
                                                                                      ===============   ===============

                                                       LIABILITIES

Current
    Bank indebtedness - Note D                                                        $        23,725   $        14,868
    Accounts payable and accrued liabilities - Note F                                          36,007            52,444
    Due to related parties - Notes F and G                                                    215,241           144,429
                                                                                      ---------------   ---------------

                                                                                              274,973           211,741
                                                                                      ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY

Common stock - $0.0001 par value - Note E
        75,000,000  shares authorized
         5,108,900  shares issued and outstanding (July 31, 2005: 5,108,900)                      511               511
Additional paid-in capital                                                                     10,789            10,789
Deficit                                                                                      (275,911)         (210,594)
Accumulated foreign currency translation adjustments                                              750             3,462
                                                                                      ---------------   ---------------

                                                                                             (263,861)         (195,832)
                                                                                      ---------------   ---------------

                                                                                      $        11,112   $        15,909
                                                                                      ===============   ===============


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended January 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                          Three months ended                           Six months ended
                                                              January 31,                                 January 31,
                                                      2006                  2005                  2006                  2005
                                                      ----                  ----                  ----                  ----
Revenue
    Advertising                               $                 -   $                 -   $                 -   $        14,819
    Editorial                                                   -                     -                     -            38,118
                                              -------------------   -------------------   -------------------   ---------------

                                                                -                     -                     -            52,937
                                              -------------------   -------------------   -------------------   ---------------

Cost of production
    Printing                                                    -                     -                     -            22,555
    Other direct production costs                               -                     -                     -            11,181
                                              -------------------   -------------------   -------------------   ---------------

                                                                -                     -                     -            33,736
                                              -------------------   -------------------   -------------------   ---------------

Gross profit                                                    -                     -                     -            19,201
                                              -------------------   -------------------   -------------------   ---------------

Operating expenses
    Accounting and audit fees                               3,734                 5,884                12,849            12,880
    Bad debt expense                                            -                     -                     -             1,304
    Bank charges and interest                                 432                   352                   917               836
    Executive compensation - Note F                        19,291                18,544                38,258            36,100
    Filing fees                                             1,339                     -                 1,849               689
    Foreign exchange                                            -                     -                   481                 -
    Legal fees (recovery)                                     500                  (500)                1,000                 -
    Office and administration                                  66                   332                    89             3,452
    Rent  - Note F                                          3,859                 3,709                 7,652             7,220
    Telephone                                                 273                   528                 1,324             1,492
    Travel and promotion                                      365                   466                   898             1,037
                                              -------------------   -------------------   -------------------   ---------------

                                                           29,859                29,315                65,317            65,010
                                              -------------------   -------------------   -------------------   ---------------

Net loss for the period                                   (29,859)              (29,315)              (65,317)          (45,809)

Other comprehensive loss
    Foreign currency translation
     adjustment                                            (1,528)                 (520)               (2,712)           (2,211)
                                              -------------------   -------------------   -------------------   ---------------

Comprehensive loss for the period             $           (31,387)  $           (29,835)  $           (68,029)  $       (48,020)
                                              ===================   ===================   ===================   ===============

Basic and diluted loss per share              $             (0.01)  $             (0.01)  $             (0.01)  $         (0.01)
                                              ===================   ===================   ===================   ===============

Weighted average number of shares outstanding           5,108,900             5,108,900             5,108,900         5,108,900
                                              ===================   ===================   ===================   ===============

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the six months ended January 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                        2006                 2005
                                                                                        ----                 ----
Operating Activities
    Net loss for the period                                                     $          (65,317)  $          (45,809)
    Add items not involving cash:
      Bad debt expense                                                                           -                1,304
      Foreign exchange                                                                         481                    -
    Changes in non-cash working capital balances related
     to operations
      Accounts receivable                                                                    5,597               34,706
      Prepaid expenses                                                                         129                    -
      Accounts payable and accrued liabilities                                             (17,893)               5,641
      Deferred revenues                                                                          -              (30,517)
                                                                                ------------------   ------------------

Cash used in operating activities                                                          (77,003)             (34,675)
                                                                                ------------------   ------------------

Financing Activities
    Increase in bank indebtedness                                                            8,857                2,191
    Advances from related parties                                                           69,953               33,083
                                                                                ------------------   ------------------

Cash from financing activities                                                              78,810               35,274
                                                                                ------------------   ------------------

Effect of foreign currency translation on cash                                              (1,807)                (599)
                                                                                ------------------   ------------------

Change in cash during the period                                                                 -                    -

Cash, beginning of the period                                                                    -                    -
                                                                                ------------------   ------------------

Cash, end of the period                                                         $                -   $                -
                                                                                ==================   ==================

Supplemental disclosure of cash flow information Cash paid during the year for:
      Interest                                                                  $                -   $                -
                                                                                ==================   ==================

      Income taxes                                                              $                -   $                -
                                                                                ==================   ==================


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                STOCKHOLDERS' DEFICIENCY for the period February
                13, 2003 (Date of Inception) to January 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                     Accumulated
                                                                                       Foreign
                                                                Additional             Currency        Stock
                                            Common Stock          Paid-in             Translation   Subscription
                                      ------------------------
                                       Number      Par Value      Capital    Deficit  Adjustments    Receivable      Total
                                       ------      ---------      -------    -------  -----------    ----------      -----
Common stock issued at initial
capitalization            - at $0.0001  2,500,000  $     250   $        -  $        -  $        -   $         -   $       250
Common stock issued pursuant
to private placements     - at $0.001   1,575,000        158        1,417           -           -             -         1,575
                          - at $0.25       33,900          3        8,472           -           -          (100)        8,375
Common stock issued pursuant
to acquisition of Achievers
Publishing Inc.                         1,000,000        100          900           -           -             -         1,000
Net loss for the period                         -          -            -     (27,859)          -             -       (27,859)
Foreign currency translation
adjustment                                      -          -            -           -      (1,319)            -        (1,319)
                                   --------------  ---------   ----------  ----------  ----------   -----------   -----------

Balance, July 31, 2003                  5,108,900        511       10,789     (27,859)     (1,319)         (100)      (17,978)

Net loss for the year                           -          -            -     (81,882)          -             -       (81,882)
Common stock subscription paid                  -          -            -           -           -           100           100
Foreign currency translation
adjustment                                      -          -            -           -       1,696             -         1,696
                                   --------------  ---------   ----------  ----------  ----------   -----------   -----------

Balance, July 31, 2004                  5,108,900        511       10,789    (109,741)        377             -       (98,064)
Net loss for the year                           -          -            -    (100,853)          -             -      (100,853)
Foreign currency translation
adjustment                                      -          -            -           -       3,085             -         3,085
                                   --------------  ---------   ----------  ----------  ----------   -----------   -----------

Balance, July 31, 2005                  5,108,900        511       10,789    (210,594)      3,462             -      (195,832)

                                                                                                                       cont'd

                             SEE ACCOMPANYING NOTES

                                                                      Continued
                            ACHIEVERS MAGAZINE, INC.
                        INTERIM CONSOLIDATED STATEMENT OF
                STOCKHOLDERS' DEFICIENCY for the period February
                13, 2003 (Date of Inception) to January 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                       Accumulated
                                                                                         Foreign
                                                                Additional               Currency       Stock
                                            Common Stock         Paid-in                Translation  Subscription
                                          Number   Par Value     Capital      Deficit   Adjustments    Receivable      Total
                                          ------   ---------     -------      -------   -----------    ----------      -----
Balance, July 31, 2005                  5,108,900        511       10,789    (210,594)      3,462             -      (195,832)

Net loss for the six-month period               -          -            -     (65,317)          -             -       (65,317)
Foreign currency translation
adjustment                                      -          -            -           -      (2,712)            -        (2,712)
                                   --------------  ----------   ----------  ----------  ----------   -----------   -----------

Balance, January 31, 2006               5,108,900  $     511   $   10,789  $ (275,911) $      750   $         -   $  (263,861)
                                   ==============  ==========   ==========  ==========  ==========   ===========   ===========


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)


NOTE A - Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's July 31, 2005 annual consolidated financial statements.

NOTE B - Nature and Continuance of Operations

Achievers  Magazine,  Inc.  (the   Company  or   Achievers  Magazine  (US))  was
incorporated on February 13, 2003 under the laws of the State of Nevada.

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled "Achievers Magazine" containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it. While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity.

The controlling shareholder of Achievers Magazine, Inc. was also the controlling shareholder and officer of Achievers Publishing, Inc. at the date of the business combination transaction between the two companies.

The initial issue of Achievers Magazine was printed in May 2003 and distributed to the public in June 2003.

At January 31, 2006, substantially all of the Company's assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $275,911 since its inception, has a working capital deficiency of $263,861 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2006
(Unaudited)
(Stated in US Dollars) - Page 2
 --------------------

NOTE B - Nature and Continuance of Operations - (cont'd)

The Company filed a prospectus with the Securities and Exchange Commission on form SB-2 for the registration of up to 1,768,900 common shares at $0.25 per share, subject to regulatory approval. These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale. Subsequent to January 31, 2006, the Company obtained the required approval from the Securities and Exchange Commission. The Company intends to seek a listing on the United States Over-the-Counter Bulletin Board ("OTC-BB").

NOTE C - Long-term Receivable

During the year ended July 31, 2004, the Company recorded advertising revenue of $3,491 charged to a company controlled by John Plascinski, a shareholder of the Company (5% ownership interest). On July 31, 2005, the Company reclassified this amount from accounts receivable to long-term receivable as the Company agreed to allow payment to be deferred until such time as the Company obtains a listing on the OTC-BB. This amount is unsecured and bears interest at 2% per month, as is consistent with other accounts receivable. Subsequent to January 31, 2006, the amount was collected. As at January 31, 2006, the amount was included in current receivables.

NOTE D - Bank Indebtedness

The bank indebtedness bears interest at the bank's prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$26,226) and is secured by all assets of the Company and a personal guarantee by Mr. Arto Tavukciyan, the Company's president.

NOTE E - Common Stock

In October 2005, the Company filed an amendment to change the par value of the common stock from $0.001 per share to $0.0001 per share. The par value and additional paid-in capital have been adjusted retroactively in conformity with the number of shares then issued.

NOTE F - Related Party Transactions - Note G

The Company was charged the following expenses with directors of the Company and by a private company with a common director:

                                               Three months ended                   Six months ended
                                                   January 31,                         January 31,
                                              2006              2005            2006              2005
                                              ----              ----            ----              ----
Executive compensation                  $         19,291  $       18,544   $       38,258  $          36,100
Rent                                               3,859           3,709            7,652              7,220
                                       -----------------  --------------   --------------  -----------------

                                        $         23,150  $       22,253   $       45,910  $          43,320
                                        ================  ==============   ==============  =================

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2006
(Unaudited)
(Stated in US Dollars) - Page 3
 --------------------

NOTE F - Related Party Transactions - Note G - (cont'd)

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable and  accrued  liabilities is $1,971 (July 31, 2005:
$1,827) due to a director of the Company.

Amounts due to related parties consist of amounts due to directors and officers of the Company and a private company controlled by a Company director for executive compensation, rent and expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE G - Subsequent Event

Subsequent to January 31, 2006, a director of the Company advanced the Company $8,742. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Overview

We were incorporated pursuant to the laws of Nevada on February 13, 2003. We did not commence business operations until we acquired a 100% interest in our wholly owned subsidiary, Achievers Publishing Inc. By a share purchase agreement dated March 31, 2003, we agreed to acquire from Mr. Arto Tavukciyan, our president and a director, and Mr. John Plaschinski, 100% of the issued shares of Achievers Publishing Inc. We purchased the company in consideration of us issuing 840,000 shares of our common stock to Mr. Tavukciyan and an additional 160,000 shares of our common stock to Mr. Plaschinski.

Achievers Publishing Inc. is a private company that was incorporated pursuant to the laws of British Columbia, Canada on March 13, 2003.

Our acquisition of Achievers Publishing Inc. effected a change in control of our company and was accounted for as a "reverse acquisition" whereby Achievers Publishing Inc. is the accounting acquiror for financial statement purposes.

Cash Requirements

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the four issues to be published within the next year are therefore $200,000. Subject to financing, we intend to publish issues of Achievers Magazine in May, August, November of 2006 and January of 2007.

We do not plan to conduct any product research and development, purchase any significant equipment or increase our number of employees in the next 12 months. We will focus our efforts on ensuring our magazine content is of good quality by interviewing and arranging for suitable subjects for our magazine articles. In addition, we will attempt to expand our base of advertisers.

During the same period, we expect to pay or accrue a total of $2,500 Canadian dollars (approximately $2,040 United States dollars) per month to each of our three directors and officers. All fees accrued for the next 12 months will equal $73,440 (United States funds).

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $338,440.

Internal and External Sources of Liquidity

At January 31, 2006, our current assets consisted of $7,951 in accounts receivable and $3,161 in prepaid expenses. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that a portion of additional funding will be in the form of equity financing from the sale of our common stock. We anticipate that our equity sales will be private issuances. We will likely solicit potential investors who are friends or business associates of our directors and officers. If our common stock is quoted for trading on the OTC Bulletin Board, of which there is no guarantee, then we may consider sourcing public financing. However, we do not have any arrangements in this regard.

We have and will continue to seek to obtain short-term loans from our directors, although future arrangement for additional loans have not been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Events, Trends and Uncertainties Relating to Revenue

The continuing development of our business will depend upon our ability to continue to attract subjects for our magazine articles, as well as advertisers and equity financing. Although we do not anticipate any difficulties in attracting customers in the same quantities that we have to date, there is no guarantee that this will not change in the future. Future advertising may be affected by events and trends such as general economic conditions, alternative means of advertising and the circulation of our magazine.

During 2005, we were only able to publish two issues of Achievers Magazine due to difficulties in raising financing. We intend to publish three issues of Achievers magazine in 2006. However, this will be subject to us raising $50,000 per issue to cover the costs of publication. These funds must come from clients paying for magazine articles, advertisers, our sale of shares of common stock and director loans.

In order to increase our revenue in the future, we will have to increase our advertising rates, or the rates we charge for publishing editorials for clients. In order to justify higher rates, we will need to increase our magazine circulation by reaching agreements with additional magazine distributors. Although we have entered into discussions with several Canadian daily newspapers regarding such distribution, we have not entered into any additional distribution agreements to date and cannot be assured that we will be able to do so.

Events, Trends and Uncertainties Relating to Liquidity

Our ability to collect accounts receivable will also have an impact on our short and long term liquidity. As at January 31, 2005, we had accounts receivable of $7,951 (net of doubtful accounts of $9,311).

Our liquidity will also be affected by our ability to secure additional financing for operations from the sale of our common stock and from director loans. We do not have any arrangements in this regard. Our inability to attract financing will delay the implementation of our plan of operations.

Material Commitments for Capital Expenditures

We do not have any contractual commitments for further capital expenditures. However, in order to publish additional issues of Achievers Magazine, we will incur costs of approximately $50,000. This amount will be defrayed by revenue we receive from article preparation and advertising.

Elements of Income or Loss

There are no significant elements of income or loss that do not arise from our continuing operations.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results Of Operations for the Six-Month Period Ended January 31, 2005

We did not earn any revenue from our operations during the six-month period ended January 31, 2006. We incurred operating expenses in the amount of $65,317 and incurred an additional loss of $2,712 due to foreign currency translation adjustment. Our operatings expenses were comprised of $38,258 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $12,849, $7,652 in rent, $1,324 in telephone expense, $1,849 in filing fees, $1,000 in legal fees, $917 in bank charges and interest, $898 in travel and promotion costs, foreign exchange loss of $481, and office and administration costs of $89.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2006. This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 14, 2006

Achievers Magazine Inc.

/s/ Arto Tavukciyan
------------------------------
Arto Tavukciyan, President