Form 10QSB
period 2006-04-30
ACHIEVERS MAGAZINE INC
filed 2006-06-15
CIK 1284450

================================================================================



                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2006
                                       --------------

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

          Nevada                                     Pending
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.001 par value common stock outstanding as of June 14, 2006.

                            ACHIEVERS MAGAZINE, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2006

                                   (Unaudited)

                             (Stated in US Dollars)

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                        April 30, 2006 and July 31, 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                         April 30,          July 31,
                                                        ASSETS                              2006              2005
                                                        ------                              ----              ----
Current
    Accounts receivable, net of allowance for doubtful accounts of $9,507
     (July 31, 2005: $8,688)                                                          $         4,298   $         9,344
    Prepaid expenses                                                                                -             3,074
                                                                                      ---------------   ---------------

                                                                                                4,298            12,418
Long-term receivable - Note C                                                                       -             3,491
                                                                                      ---------------   ---------------

                                                                                      $         4,298   $        15,909
                                                                                      ===============   ===============

                                                       LIABILITIES
                                                       -----------
Current
    Bank indebtedness - Note D                                                        $        26,082   $        14,868
    Accounts payable and accrued liabilities - Note F                                          25,814            52,444
    Due to related parties - Note F                                                           252,685           144,429
                                                                                      ---------------   ---------------

                                                                                              304,581           211,741
                                                                                      ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY
                                                 ------------------------
Common stock - $0.0001 par value - Note E
        75,000,000  shares authorized
         5,108,900  shares issued and outstanding (July 31, 2005: 5,108,900)                      511               511
Additional paid-in capital                                                                     10,789            10,789
Deficit                                                                                      (310,118)         (210,594)
Accumulated foreign currency translation adjustments                                           (1,465)            3,462
                                                                                      ---------------   ---------------

                                                                                             (300,283)         (195,832)
                                                                                      ---------------   ---------------

                                                                                      $         4,298   $        15,909
                                                                                      ===============   ===============



                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three and nine months ended April 30, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                         Three months ended                    Nine months ended
                                                              April 30,                            April 30,
                                                      2006               2005               2006               2005
                                                      ----               ----               ----               ----
Revenue
    Advertising                                 $              -  $               -   $             -   $          14,819
    Editorial                                                  -                  -                 -              38,118
                                                ----------------  -----------------   ---------------   -----------------

                                                               -                  -                 -              52,937
                                                ----------------  -----------------   ---------------   -----------------

Cost of production
    Printing                                                   -                  -                 -              22,555
    Other direct production costs                              -                  -                 -              11,181
                                                ----------------  -----------------   ---------------   -----------------

                                                               -                  -                 -              33,736
                                                ----------------  -----------------   ---------------   -----------------

Gross profit (loss)                                            -                  -                 -              19,201
                                                ----------------  -----------------   ---------------   -----------------

Operating expenses
    Accounting and audit fees                              3,805                400            16,654              13,280
    Bad debt expense                                           -                  -                 -               1,304
    Bank charges and interest                                762                442             1,679               1,278
    Executive compensation - Note F                       19,564             18,324            57,822              54,424
    Foreign exchange                                           -                  -               481                   -
    Legal fees                                               500                  -             1,500                   -
    Office and administration                              4,022                117             4,111               3,569
    Rent  - Note F                                         3,913              3,665            11,565              10,885
    Telephone                                                387                277             1,711               1,769
    Transfer agent and filing fees                         1,000                  -             2,849                 689
    Travel and promotion                                     254                194             1,152               1,231
                                                ----------------  -----------------   ---------------   -----------------

                                                          34,207             23,419            99,524              88,429
                                                ----------------  -----------------   ---------------   -----------------

Net loss for the period                                  (34,207)           (23,419)          (99,524)            (69,228)

Other comprehensive loss
    Foreign currency translation
     adjustment                                           (2,215)            (9,854)           (4,927)            (12,065)
                                                ----------------  -----------------   ---------------   -----------------

Comprehensive loss for the period               $        (36,422) $         (33,273)  $      (104,451)  $         (81,293)
                                                ================  =================   ===============   =================

Basic and diluted loss per share                $            (0.01$             (0.01)$           (0.02)$             (0.01)
                                                ===================================== ================= ===================

Weighted average number of shares
 outstanding                                           5,108,900          5,108,900         5,108,900           5,108,900
                                                ================  =================   ===============   =================

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the nine months ended April 30, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                        2006                 2005
                                                                                        ----                 ----
Operating Activities
    Net loss for the period                                                     $          (99,524)  $          (69,228)
    Add item not involving cash:
      Bad debt expense                                                                           -                1,304
    Changes in non-cash working capital balances related
     to operations
      Accounts receivable                                                                    9,353               22,798
      Prepaid expenses                                                                       3,228                  163
      Accounts payable and accrued liabilities                                             (28,247)              (3,183)
      Deferred revenues                                                                          -               (9,535)
                                                                                ------------------   ------------------

Cash used in operating activities                                                         (115,190)             (57,681)
                                                                                ------------------   ------------------

Financing Activities
    Increase in bank indebtedness                                                           11,214                2,809
    Advances from related parties                                                          106,459               55,072
                                                                                ------------------   ------------------

Cash from financing activities                                                             117,673               57,881
                                                                                ------------------   ------------------

Effect of foreign currency translation on cash                                              (2,483)                (200)
                                                                                ------------------   ------------------

Change in cash during the period                                                                 -                    -

Cash, beginning of the period                                                                    -                    -
                                                                                ------------------   ------------------

Cash, end of the period                                                         $                -   $                -
                                                                                ==================   ==================



                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED STATEMENTS OF
                STOCKHOLDERS' DEFICIENCY for the period February
                 13, 2003 (Date of Inception) to April 30, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                   Accumulated
                                                                                     Foreign
                                                              Additional             Currency           Stock
                                            Common Stock       Paid-in              Translation       Subscription
                                     -----------------------
                                       Number    Par Value     Capital   Deficit    Adjustments        Receivable         Total
                                       ------    ---------     -------   -------    -----------        ----------         -----
Common stock issued at initial
 capitalization        - at $0.0001  2,500,000  $      250   $      -  $       -  $         -   $            -   $          250
Common stock issued pursuant
 to private placements - at $0.001   1,575,000         158      1,417          -            -                -            1,575
                       - at $0.25       33,900           3      8,472          -            -             (100)           8,375
Common stock issued pursuant
 to acquisition of Achievers
 Publishing Inc.                     1,000,000         100        900          -            -                -            1,000
 Net loss for the period                     -           -          -    (27,859)           -                -          (27,859)
Foreign currency translation
adjustment                                   -           -          -          -       (1,319)               -           (1,319)
                                --------------  ----------- ---------- ---------- -------------   --------------   --------------

Balance, July 31, 2003               5,108,900         511     10,789    (27,859)      (1,319)            (100)         (17,978)

Net loss for the year                        -           -          -    (81,882)           -                -          (81,882)
Common stock subscription paid               -           -          -          -            -              100              100
Foreign currency translation
adjustment                                   -           -          -          -        1,696                -            1,696
                                --------------  ----------- ---------- ---------- -------------   --------------   --------------

Balance, July 31, 2004               5,108,900         511     10,789   (109,741)         377                -          (98,064)
Net loss for the year                        -           -          -   (100,853)           -                -         (100,853)
Foreign currency translation
adjustment                                   -           -          -          -        3,085                -            3,085
                                --------------  ----------- ---------- ---------- -------------   --------------   --------------

Balance, July 31, 2005               5,108,900         511     10,789   (210,594)       3,462                -         (195,832)


                                                                    Continued

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED STATEMENTS OF
                STOCKHOLDERS' DEFICIENCY for the period February
                 13, 2003 (Date of Inception) to April 30, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                  Accumulated
                                                                                   Foreign
                                                             Additional            Currency           Stock
                                          Common Stock        Paid-in             Translation       Subscription
                                       Number    Par Value    Capital    Deficit  Adjustments        Receivable         Total
                                       ------    ---------    -------    -------  -----------        ----------         -----
Balance, July 31, 2005               5,108,900         511     10,789   (210,594)       3,462                -         (195,832)

Net loss for the nine-month period           -           -          -    (99,524)           -                -          (99,524)
Foreign currency translation
adjustment                                   -           -          -          -       (4,927)               -           (4,927)
                                 -------------- ----------- ---------- ---------- -------------   --------------   --------------

Balance, April 30, 2006              5,108,900  $      511   $ 10,789  $(310,118) $    (1,465)  $            -   $     (300,283)
                                 ============== =========== ========== ========== =============   ==============   ==============



                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)
                             (Stated in US Dollars)


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

At April 30, 2006, substantially all of the Company's assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $310,118 since its inception, has a working capital deficiency of $300,283 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
April 30, 2006
(Unaudited)
(Stated in US Dollars) - Page 2
 --------------------

NOTE B - Nature and Continuance of Operations - (cont'd)

The Company filed a prospectus with the Securities and Exchange Commission on form SB-2 for the registration of up to 1,768,900 common shares at $0.25 per share, subject to regulatory approval. These shares will be sold by existing shareholders and the Company will not receive any proceeds from this sale. During the nine months ended April 30, 2006, the Company obtained the required approval from the Securities and Exchange Commission. The Company intends to seek a listing on the United States Over-the-Counter Bulletin Board ("OTC-BB").

NOTE C - Long-term Receivable

During the year ended July 31, 2004, the Company recorded advertising revenue of $3,491 charged to a company controlled by John Plascinski, a shareholder of the Company (5% ownership interest). On July 31, 2005, the Company reclassified this amount from accounts receivable to long-term receivable as the Company agreed to allow payment to be deferred until such time as the Company obtains a listing on the OTC-BB. During the nine months ended April 30, 2006, the amount was collected.

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

NOTE F - Related Party Transactions

The Company was charged the following expenses with directors of the Company and by a private company with a common director:

                                               Three months ended                   Nine months ended
                                                    April 30,                           April 30,
                                              2006              2005            2006              2005
                                              ----              ----            ----              ----
Executive compensation                  $         19,564  $       18,324   $       57,822  $          54,424
Rent                                               3,913           3,665           11,565             10,885
                                       -----------------  --------------   --------------  -----------------

                                        $         23,477  $       21,989   $       69,387  $          65,309
                                        ================  ==============   ==============  =================

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
April 30, 2006
(Unaudited)
(Stated in US Dollars) - Page 3
 --------------------

NOTE F - Related Party Transactions - (cont'd)

Included in accounts payable and accrued liabilities is  $1,557  (July 31, 2005:
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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this quarterly report.

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

Cash Requirements

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the four issues to be published within the next year are therefore $200,000. Subject to financing, we intend to publish issues of Achievers Magazine in October of 2006 and January, April and July of 2007.

We do not plan to conduct any product research and development, purchase any significant equipment or increase our number of employees in the next 12 months. We will focus our efforts on ensuring our magazine content is of good quality by interviewing and arranging for suitable subjects for our magazine articles. In addition, we will attempt to expand our base of advertisers.

During the same period, we expect to pay or accrue a total of $2,500 Canadian dollars (approximately $2,300 United States dollars) per month to each of our three directors and officers.

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $347,800.

Internal and External Sources of Liquidity

At April 30, 2006, our current assets consisted of $4,298 in accounts receivable. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

During 2005, we were only able to publish two issues of Achievers Magazine due to difficulties in raising financing. For the same reasons, we have not been able to publish an issue of our magazine in 2006. We intend to publish an issue of Achievers Magazine in October 2006. However, this will be subject to us raising $50,000 per issue to cover the costs of publication. These funds must come from clients paying for magazine articles, advertisers, our sale of shares of common stock and director loans.

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

Events, Trends and Uncertainties Relating to Liquidity

Our ability to collect accounts receivable will also have an impact on our short and long term liquidity. As at April 30, 2006, we had accounts receivable of $4,298 (net of doubtful accounts of $10,651).

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

Results Of Operations for the Nine-Month Period Ended April 30, 2006

We did not earn any revenue from our operations during the nine-month period ended April 30, 2006. We incurred operating expenses in the amount of $99,524 and incurred an additional loss of $4,927 due to foreign currency translation adjustment. Our operating expenses were comprised of $57,822 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $16,654, $11,565 in rent, office and administration costs of $3,439, $1,849 in filing fees, $1,710 in telephone expense, $1,669 in bank charges and interest, $1,500 in legal fees, $1,152 in travel and promotion costs, $1,000 in transfer agent and foreign exchange loss of $481.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2006. This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2006.

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

DATED:  June 14, 2006

Achievers Magazine Inc.

/s/ Arto Tavukciyan
------------------------------
Arto Tavukciyan, President