Form 10KSB
period 2006-07-31
ACHIEVERS MAGAZINE INC
filed 2006-10-30
CIK 1284450

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2006
                                               -------------

[    ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-114564
                                   ----------


                             ACHIEVERS MAGAZINE INC.
                             -----------------------
                 (Name of small business issuer in its charter)


      Nevada                                             Applied For
-------------------------------                ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          220 Cambie Street, Suite 400
                         Vancouver. B.C., Canada V6B 2M9
                         -------------------------------
                    (Address of principal executive offices)

                                 (604) 689-3983
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class                       Name of each exchange on which each
to be so registered                             class is to be registered

       None                                                 None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes    X                               No
            ---------                             ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          Yes      X                             No
             -----------                           --------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

           Yes   X                                  No
               -------                                ---------

State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$88,445 as at October 30, 2006 based on the last trading  price  of  our  common
--------------------------------------------------------------------------------
                                     stock
                                     ------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             5,108,900 shares of common stock as at October 30, 2006

                                TABLE OF CONTENTS

                                                                            Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................8
ITEM 3:  LEGAL PROCEEDINGS....................................................8
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8
ITEM 7:  FINANCIAL STATEMENTS................................................11
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...............................................25
ITEM 8A: CONTROLS AND PROCEDURES.............................................25
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........26
ITEM 10: EXECUTIVE COMPENSATION..............................................28
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......28
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29
ITEM 13: EXHIBITS AND REPORTS................................................29
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

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

All financial figures provided in this section are in United States dollars.

Achievers Magazine

Through our wholly  owned  subsidiary,  we are  involved in the  publication  of
"Achievers Magazine". Achievers Magazine contains articles focusing on individuals, institutions, organizations and corporations that have achieved success in their particular industry or are working towards it.

We publish a diversity of articles on industry, arts, sciences, government, charities, education, research, food and fashion that take the form of biographical or human interest stories. To date, the subjects of our articles have featured organizations such as the Canadian Arthritis Society, the University of British Columbia's fertility clinic and the Sumac Ridge Winery. We have also featured individuals such as a man who has overcome cerebral palsy to achieve success in his law practice and in cycling and the founder of Polar Bear Diamonds, a Vancouver-based company involved in the sale of diamonds from Canadian operated mines. The information that we publish in these articles is of general interest. No financial or stock information is provided. The articles do not solicit investors for offerings.

The cover articles in our first five issues featured the principal of Polar Bear diamonds, the University of British Columbia Fertility Clinic and Kate Hammett Vaughan, an award-winning jazz singer, Vancouver College and the directors of Focus On the Family.

We intend to publish up to four issues of Achievers Magazine each year. To date, we have published six issues: one in June 2003, September 2003, November 2003, April 2004, September 2004 and June 2005. Each issue of Achievers Magazine has contained from 36 to 80 pages, approximately 80% of which constitute articles and approximately 20% of which constitute advertising. We print 40,000 copies of each issue. We anticipate that the next issue of Achievers Magazine will be published in spring of 2007.

Advertising and Editorial Revenue

Our magazine sells and carries conventional advertising. The size of each advertisement ranges from one-half to two full pages. Our vice-president of promotion and marketing, Mr. Alexander Ozer, is responsible for approaching potential advertisers and negotiating and executing advertising contracts with them. Our advertising rates are as follows:

Type and Size of                    Three Issues       Five Issues
 Advertisement     One Issue    (per advertisement) (per advertisement)

Full page            $2,900           $2,500             $1,850
Two-thirds page      $2,200           $1,850             $1,500
Half page            $1,850           $1,500             $1,500
One-third page       $1,500           $1,300             $1,100

Inside front cover   $5,200           $5,200             $5,200
Inside back cover    $3,700           $3,700             $3,700
Back cover           $5,200           $5,200             $5,200

Double page spread   $4,450           $3,700             $3,000

To date, our advertisers have typically been Vancouver-based or national businesses that market products to high net worth individuals. In the first issue of our magazine, our advertisers included Rolex Watches, Omega Watches, Land Rover, Lugaro Jewelers, Jaguar Vancouver and BMW Vancouver retailers.

The preparation of our editorial content also provides us with a revenue stream. We offer individuals and companies in need of publicity with the opportunity to be featured in an article. In order to be the subject of one of our magazine articles, these parties must pay us a fee of approximately $1,250 per editorial page. Approximately 90% of our articles are paid advertisements.

We do not disclose in the magazine that the subjects of articles pay for the publication of the articles. The Competition Act, the only Canadian law that applies to media advertising in the country, ensures that competitive advertised claims are fair and not misleading. The Competition Act does not address the subject of paid advertisements and disclosure of such arrangements.

We do not charge readers for our magazine. They are distributed to consumers free of charge with the Vancouver Sun, one of Vancouver's two daily newspapers.

Production Costs

The cost of publishing one issue of Achievers Magazine is approximately $50,000. This amount consists of printing costs of $30,000, distribution costs ranging from $4,000 to $5,800 depending on the number of pages contained in an issue of our magazine and the number of issues we publish. We also incur photography, writing and scanning and related creation costs of $15,000. The revenue that we generate from each issue of our magazine is approximately $66,000.

In addition, we pay or accrue fees of $2,500 Canadian dollars, equivalent to approximately $2,300 United States dollars, per month to each of our officers:
Arto Tavukciyan, Lyndon Grove and Alexander Ozer. Mr. Tavukciyan receives these fees for acting as co-publisher and creative director of our magazine. Mr. Grove receives these fees for acting as editor of our magazine. Mr. Ozer receives these fees for acting as our co-publisher and sales director.

In total, our printing and operating costs directly related to our magazine publishing business are approximately $12,500 per month. We also incur general and administrative expenses and rent costs of approximately $11,000 per month. As a result, we have operated at a net loss since inception. From our incorporation on February 13, 2003 to July 31, 2006, we have incurred a net loss of $349,116.

Magazine Distribution

We have a verbal distribution agreement for Achievers Magazine with Canadian Alternative Delivery Services, a company that has the exclusive right to distribute inserts in the Vancouver Sun, British Columbia's most read daily newspaper based in Vancouver, British Columbia.

We previously had a written distribution agreement directly with the Vancouver Sun newspaper. However, they have since ceased their involvement in insert distribution arrangements due to union issues and and have made Canadian Alternative Delivery Service responsible for this service. This change of agreement could affect our business since it could be terminated by Canadian Alternative Delivery Service at any time.

Canadian Alternative Delivery Services has agreed to deliver Achievers Magazine as a free insert with the Vancouver Sun to a minimum of 40,000 high-income households in the greater Vancouver area. For this service, we pay distribution costs based on the number of pages in a magazine issue as follows:

The distribution rate of the magazine is based on the number of pages per issue:

             Number of Pages             Cost per Thousand

               Up to 50                        $100
               50 to 75                        $125
               75 to 100                       $145
               100 to 125                      $165
               125 to 150                      $185
               150 to 186                      $205

We have produced six issues of Achievers Magazine ranging from 36 to 80 pages. This translates to a total distribution cost ranging from $4,000 (ie. at $100 per thousand) to $5,800 (ie. at $145 per thousand).

Our distribution agreement with Canadian Alternative Distribution Services does not have a specific termination date. They may terminate the agreement or revise the distribution costs at any time. If Canadian Alternative Delivery Services terminates our agreement, we will need to find another distributor for our magazine. While we have discussed such an arrangement with other Canadian daily newspapers, we do not have an operating agreement in this regard.

We are entirely dependent upon the Canadian Alternative Delivery Services for the distribution of our magazine. We do not utilize any additional sources of distribution.

Employees

We have two part-time employees and one full time employees. Our sole employees are our directors and officers. Our president, Mr. Arto Tavukciyan, acts as our co-publisher and as our creative director. His other business time is devoted to One Man Ad Machine Ltd., a private company that he operates. He devotes approximately 20 hours per week to One Man Ad Machine Ltd.'s affairs and approximately 30 hours per week to our affairs.

Our other director, Mr. Lyndon Grove, is the editor of Achievers Magazine. Mr. Grove commits approximately 25% of his business time to our affairs. The balance of his business time is spent writing fiction and non-fiction for book publishers, as well as providing advertising and public relation firms with research and creative services.

Our vice-president of promotion and marketing, Mr. Alexander Ozer, acts as our co-publisher and sales director. Mr. Ozer commits all of his business time to our affairs.

We have a management agreement with our president, Mr. Arto Tavukciyan, whereby we pay him $2,500 Canadian dollars per month, equivalent to approximately $2,300 United States dollars per month, for his services as our co-publisher and creative director.

We have a verbal consulting agreement with our vice president of editorial production, Mr. Lyndon Grove, whereby we pay him $2,500 Canadian dollars per month, equivalent to approximately $2,300 United States dollars per month, for his services as our editor.

We have a verbal consulting agreement with our vice president of sales and marketing, Mr. Alexander Ozer, whereby we pay him $2,500 Canadian dollars per month, equivalent to approximately $2,300 United States dollars per month for his services as our co-publisher and sales director.

We do not have any written agreements with any writers or photographers. We retain their services on a freelance basis as is customary in the magazine publishing industry.

Future Development

We intend to expand our business by increasing the amount of content in our magazine and thereby increasing advertising and editorial revenue.

Based on the success of our operations, we intend to expand our business plan into other cities in Canada. We chose Vancouver as the first city in which to publish Achievers Magazine based on its significant population and our directors' and officers' business contacts in the area. It is also the place of residence of our directors and officers.

We also intend to seek distribution arrangements in the Toronto, Ontario and Montreal, Quebec areas which would enable us to publish variations of Achievers Magazine in those cities. Our article content and advertising would be tailored to those local markets.

We have had preliminary discussions with three Canadian daily newspapers regarding distribution of our magazine: the Toronto Globe and Mail, the Montreal Gazette and the Calgary Herald. We have not entered into any agreements with these newspapers and there is no guarantee that we will be able to do so.

Customers

We are not dependent on one or a few major customers. We have a wide variety of advertisers and businesses commissioning articles. Our customers vary from issue to issue of our magazine.

Research and Development

We have not conducted any research and development activities since our incorporation.

Competition

The publishing industry, in general, is intensively competitive and there can be no assurance that we will be successful in attracting sufficient numbers of advertisers in order to ensure our profitability.

Our chief competition is from magazines, newspapers and other print media that rely on advertising. There are currently over 1,000 magazines published in Canada, most of which are modest enterprises, with a few large companies. The survival rate for new magazines is low due to the challenges of distribution and revenue generation from advertising and readership sales.

In the publishing industry, we are one of many small magazines with limited circulation. We do not currently have a significant impact within the Vancouver or Canadian magazine sector.

We hope to overcome the competitive advantages of larger magazines by having parties featured in the magazine's articles pay fees for the preparation of the articles and thereby generating additional revenue. For most of our competitors, providing reader content in the form of articles is expensive and does not generate any revenue.


Patents and Trademarks

We have applied for trademark protection of our Achievers Magazine logo magazine name in Canada and United States. We are not able to trademark our magazine name as it is too common.

Government Regulations

We do not expect governmental regulations to materially restrict our business operations. Existing laws with which we must comply cover issues that include:

o    sales and other taxes;
o    pricing controls;
o    libel and defamation; and
o    copyright and trademark infringement.

New laws may impact our ability to market our magazine in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

Subsidiaries

We own a 100% interest in Achievers Publishing Inc., a British Columbia company that publishes Achievers Magazine.

                                Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. These constitute all of the material risks relating to our offering. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on February 13, 2003. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our prospects in light of the fact that completed our first issue of Achievers Magazine in June 2003. We have only completed six issues of our magazine to date. Accordingly, we have minimal operating history from which investors can evaluate our business. Until we develop our business further by publishing more issues of Achievers Magazine and attempting to expand our magazine circulation within Vancouver and in other cities, it will be difficult for an investor to evaluate our chances for success. If we are unsuccessful in developing our operations, our business plan will fail.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR OPERATIONS, OUR BUSINESS WILL FAIL.

During the year ended July 31, 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine. If we are unable to generate revenues from the sale of advertising and articles in Achievers Magazine, we will not be able to achieve profitability or continue operations.

IF WE CONTINUE TO INCUR NET LOSSES, OUR BUSINESS WILL FAIL

From our incorporation on February 13, 2003 to July 31, 2006, we have incurred cumulative net losses of $349,116. We expect to incur losses in the foreseeable future as our business develops. Unless we are able to generate profit from our business operations within a reasonable time, our business will fail.

OUR BUSINESS WILL FAIL UNLESS WE ARE ABLE TO RAISE ADDITIONAL FUNDS FOR OPERATIONS.

Because we have incurred losses since our incorporation, we will require additional funding in order to continue business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any arrangements in place for any future equity financing.

WE CURRENTLY RELY ON CANADIAN ALTERNATIVE DELIVERY SERVICE TO DISTRIBUTE OUR MAGAZINE AS AN INSERT IN THE VANCOUVER SUN NEWSPAPER. IF WE ARE UNABLE TO RENEW THIS AGREEMENT, WE WILL HAVE TO FIND AN ALTERNATIVE SOURCE OF DISTRIBUTION, OR OUR BUSINESS WILL FAIL.

We have a verbal agreement with Canadian Alternative Delivery Service whereby it will distribute our magazine as an insert in the Vancouver Sun newspaper at specific rates. Canadian Alternative Delivery Service may terminate this agreement at any time. If this occurs, we will have to find other entities to distribute our magazine for us. If we are unable to find a suitable distributor, our business will fail. Even if we are able to reach an alternative distribution arrangement, we may have to pay a higher price for such distribution, which would increase our operating expenses.

BECAUSE WE HAVE ONLY COMPLETED PART OF OUR BUSINESS PLAN, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

To date, we have completed only part of our business plan and we can provide no assurance that we will be able to sell enough advertising space in future magazine issues in order to achieve profitability. At July 31, 2006, we had no cash on hand and liabilities of $338,641. It is not possible at this time for us to predict with assurance the potential success of our business.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our president, Arto Tavukciyan, who acts as our publisher and creative director; our vice president of editorial production, Lyndon Grove who is the editor of our magazine; and our vice president of marketing and promotion, Alexander Ozer, who is our co-publisher and sales director. The loss of the services of Mr. Tavukciyan, Mr. Grove or Mr. Ozer could result in the failure of our business. Specifically, we rely on Mr. Tavukciyan to oversee the content and creative direction of our magazine, on Mr. Grove to properly edit our magazine content and on Mr. Ozer to ensure the continuation of our magazine distribution and advertising sales. If we lost the services of any of these key persons, it would be difficult to find replacements with similar skills, experience and industry contacts. Each of these individuals may terminate his services with us upon 90 days written notice, with or without cause.

IF OUR BUSINESS PLAN FAILS, OUR COMPANY WILL DISSOLVE AND INVESTORS MAY NOT RECEIVE ANY PORTION OF THEIR INVESTMENT BACK.

If we are unable to realize profitable operations, our business will eventually fail. In such circumstances, it is likely that our company will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors. We do not have any plans to engage in an acquisition or business combination if our business plan is unsuccessful.

BECAUSE OUR BUSINESS OPERATIONS ARE PRIMARILY CONDUCTED IN CANADIAN DOLLARS, WE MAY BE NEGATIVELY IMPACTED BY FLUCTUATIONS IN EXCHANGE RATES.

While we intend to raise all of our future equity funding in United States dollars, all of our business operations are conducted through our subsidiary in Canadian dollars. All of our business expenses and revenue are paid in Canadian dollars. If the rate for exchanging United States dollars for Canadian dollars drops, our financial position suffers as we obtain less Canadian dollars to fund operations.

UNLESS A LIQUID MARKET DEVELOPS FOR OUR COMMON STOCK, OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES.

While our shares of common stock are quoted for trading on the OTC Bulletin Board, to date, there is no established market for our common stock. We cannot ensure investors that an active trading market will develop and be sustained in the future. Without a liquid market, it may be difficult for an investor to find a buyer for our common stock.

BECAUSE OUR DIRECTORS AND OFFICERS OWN 65.38% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER SHAREHOLDERS.

Our directors and officers own approximately 65.38% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this prospectus.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not own an interest in any real property. Our offices are located at 220 Cambie Street, Suite 400, Vancouver, British Columbia, Canada. We are a party to a sublease agreement dated February 15, 2003 with One Man Ad Machine Ltd., a private company owned by our president, Arto Tavukciyan, whereby it rents office space and provides related services to us for (Canadian funds) $1,500 per month. The agreement covered an initial term of six months and continues in effect from month to month until terminated by One Man Ad Machine Ltd. on one month's notice or by us on two month's notice.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On September 6, 2006, subsequent to our fiscal year ended July 31, 2006, our shares of common stock were quoted on the OTC Bulletin Board. The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 33 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Cash Requirements

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the four issues to be published within the next year are therefore $200,000. Subject to financing, we intend to publish issues of Achievers Magazine in January, April, July and October of 2007.

We do not plan to conduct any product research and development, purchase any significant equipment or increase our number of employees in the next 12 months. We will focus our efforts on ensuring our magazine content is of good quality by interviewing and arranging for suitable subjects for our magazine articles. In addition, we will attempt to expand our base of advertisers.

During the same period, we expect to pay or accrue a total of $2,500 Canadian dollars (approximately $2,300 United States dollars) per month to each of our three directors and officers. All fees accrued for the next 12 months will equal $77,760 (United States funds).

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $347,800.

Internal and External Sources of Liquidity

At July 31, 2006, we have no cash on hand. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that a portion of additional funding, of approximately $300,000, will be in the form of equity financing from the sale of our common stock. We anticipate that our equity sales will be private issuances. We will likely solicit potential investors who are friends or business associates of our directors and officers. However, we do not have any arrangements in this regard.

We have and will continue to seek to obtain short-term loans from our directors, although future arrangements for additional loans have not been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.


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

During 2005, we were only able to publish two issues of Achievers Magazine due to difficulties in raising financing. During the year ended July 31, 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine. We intend to publish four issues of Achievers magazine in 2007. However, this will be subject to us raising $50,000 per issue to cover the costs of publication. These funds must come from clients paying for magazine articles, advertisers, our sale of shares of common stock and director loans.

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

The independent accountants that rendered audit opinions on our financial statements for the fiscal years ended July 31, 2006 and 2005 have indicated that there is substantial doubt about our ability to continue as a going concern. They have indicated that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

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

Results Of Operations

Fiscal Year Ended July 31, 2006

We did not earn any revenue from our operations during the fiscal year ended July 31, 2006. We incurred operating expenses in the amount of $138,522 for the fiscal year. These were comprised of $77,958 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $25,045, $15,592 in rent, foreign exchange loss of $481, office and administration costs of $4,170, telephone expense of $2,214, bank charges and interest of $2,278, travel and promotion costs of $1,540, bad debt expense of $4,168, transfer agent and filing fees of $3,076 and accrued legal fees of $2,000.

ITEM 7:  FINANCIAL STATEMENTS











                             ACHIEVERS MAGAZINE INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 2006 and 2005

                             (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                       AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Achievers Magazine Inc.

We have audited the accompanying consolidated balance sheets of Achievers Magazine Inc. and its subsidiary as of July 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the two years ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Achievers Magazine Inc. and its subsidiary as of July 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended July 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a working capital deficiency and is yet to attain profitable operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                               "AMISANO HANSON"
October 3, 2006                                            Chartered Accountants


750 West Pender Street, Suite 604                       Telephone:  604-689-0188
Vancouver Canada                                        Facsimile:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net

                             ACHIEVERS MAGAZINE INC.
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

                                                        ASSETS                              2006              2005
                                                        ------                              ----              ----
Current
    Accounts receivable, net of allowance for doubtful accounts of $15,466
     (2005: $8,688)                                                                   $             -   $         9,344
    Prepaid expenses                                                                                -             3,074
                                                                                      ---------------   ---------------

                                                                                                    -            12,418

Long-term receivable - Note E                                                                       -             3,491
                                                                                      ---------------   ---------------

                                                                                      $             -   $        15,909
                                                                                      ===============   ===============

                                                       LIABILITIES
                                                       -----------
Current
    Bank indebtedness - Note F                                                        $        23,456   $        14,868
    Accounts payable and accrued liabilities - Note I                                         315,185           196,873
                                                                                      ---------------   ---------------

                                                                                              338,641           211,741
                                                                                      ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY
                                                 ------------------------
Common stock - $0.0001 par value - Note H
        75,000,000  shares authorized
         5,108,900  shares issued and outstanding (2005: 5,108,900)                               511               511
Additional paid-in capital                                                                     10,789            10,789
Deficit                                                                                      (349,116)         (210,594)
Accumulated other comprehensive income (loss)                                                    (825)            3,462
                                                                                      ---------------   ---------------

                                                                                             (338,641)         (195,832)
                                                                                      ---------------   ---------------

                                                                                      $             -   $        15,909
                                                                                      ===============   ===============

Nature and Continuance of Operations - Note A
Subsequent Event - Note J



                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended July 31, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                          2006                2005
                                                                                          ----                ----
Revenue
    Advertising                                                                    $               -   $          23,498
    Editorial                                                                                      -              64,367
                                                                                   -----------------   -----------------

                                                                                                   -              87,865
                                                                                   -----------------   -----------------

Cost of Production
    Printing                                                                                       -              40,511
    Other direct production costs                                                                  -              20,659
                                                                                   -----------------   -----------------

                                                                                                   -              61,170
                                                                                   -----------------   -----------------

Gross Profit                                                                                       -              26,695
                                                                                   -----------------   -----------------

Operating Expenses
    Accounting and audit fees                                                                 25,045              22,236
    Bad debt expense                                                                           4,168               1,329
    Bank charges and interest                                                                  2,278               1,803
    Executive compensation - Note I                                                           77,958              72,527
    Transfer agent and filing fees                                                             3,076               1,268
    Foreign exchange                                                                             481               5,221
    Legal fees                                                                                 2,000                   -
    Office and administration                                                                  4,170               4,120
    Rent  - Note I                                                                            15,592              14,506
    Telephone                                                                                  2,214               2,957
    Travel and promotion                                                                       1,540               1,581
                                                                                   -----------------   -----------------

                                                                                             138,522             127,548
                                                                                   -----------------   -----------------

Net loss for the year                                                                       (138,522)           (100,853)

Comprehensive income (loss)
    Foreign currency translation adjustment                                                   (4,287)              3,085
                                                                                   -----------------   -----------------

Comprehensive loss for the year                                                    $        (142,809)  $         (97,768)
                                                                                   =================   =================

Basic and diluted loss per share                                                   $           (0.03)  $          (0.02)
                                                                                   =================== ================

Weighted average number of shares outstanding                                              5,108,900           5,108,900
                                                                                   =================   =================


                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the years ended July 31, 2006 and 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                         2006               2005
                                                                                         ----               ----
Operating Activities
    Net loss for the year                                                          $       (138,522) $       (100,853)
    Add items not involving cash:
      Foreign exchange                                                                            -             5,221
      Provision for bad debts                                                                 4,168             1,329
    Changes in non-cash working capital balances related to operations
      Accounts receivable                                                                     9,454            35,444
      Prepaid expenses                                                                        3,263            (2,875)
      Accounts payable and accrued liabilities                                              115,311            97,388
      Deferred revenues                                                                           -           (31,043)
                                                                                   ----------------  -----------------

Cash used in operating activities                                                            (6,326)            4,611
                                                                                   ----------------  ----------------

Financing Activity
    Increase (decrease) in bank indebtedness                                                  8,588              (610)
                                                                                   ----------------  -----------------

Effect of foreign currency translation on cash                                               (2,262)           (4,001)
                                                                                   ----------------  ----------------

Change in cash during the year                                                                    -                 -

Cash, beginning of the year                                                                       -                 -
                                                                                   ----------------  ----------------

Cash, end of the year                                                              $              -  $              -
                                                                                   ================  ================

Supplemental disclosure of cash flow information Cash paid during the year for:
      Interest                                                                     $              -  $          1,803
                                                                                   ================  ================


                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                           CONSOLIDATED STATEMENTS OF
                     STOCKHOLDERS' DEFICIENCY for the period
             February 13, 2003 (Date of Inception) to July 31, 2006
                             (Stated in US Dollars)
                             ----------------------


                                                                                   Accumulated
                                                                                     Foreign
                                                              Additional             Currency           Stock
                                            Common Stock       Paid-in              Translation       Subscription
                                     -----------------------
                                       Number    Par Value     Capital   Deficit    Adjustments        Receivable         Total
                                       ------    ---------     -------   -------    -----------        ----------         -----
Common stock issued at initial
 capitalization        - at $0.0001  2,500,000  $      250   $      -  $       -  $         -   $            -   $          250
Common stock issued pursuant
 to private placements - at $0.001   1,575,000         158      1,417          -            -                -            1,575
                       - at $0.25       33,900           3      8,472          -            -             (100)           8,375
Common stock issued pursuant
 to acquisition of Achievers
 Publishing Inc.                     1,000,000         100        900          -            -                -            1,000
 Net loss for the period                     -           -          -    (27,859)           -                -          (27,859)
Foreign currency translation
adjustment                                   -           -          -          -       (1,319)               -           (1,319)
                                --------------  ----------- ---------- ---------- -------------   -------------   --------------

Balance, July 31, 2003               5,108,900         511     10,789    (27,859)      (1,319)            (100)         (17,978)

Net loss for the year                        -           -          -    (81,882)           -                -          (81,882)
Common stock subscription paid               -           -          -          -            -              100              100
Foreign currency translation
adjustment                                   -           -          -          -        1,696                -            1,696
                                --------------  ----------- ---------- ---------- -------------   -------------   --------------

Balance, July 31, 2004               5,108,900         511     10,789   (109,741)         377                -          (98,064)
Net loss for the year                        -           -          -   (100,853)           -                -         (100,853)
Foreign currency translation
adjustment                                   -           -          -          -        3,085                -            3,085
                                --------------  ----------- ---------- ---------- -------------   -------------   --------------

Balance, July 31, 2005               5,108,900         511     10,789   (210,594)       3,462                -         (195,832)
Net loss for the year                        -           -          -   (138,522)           -                -         (138,522)
Foreign currency translation
adjustment                                   -           -          -          -       (4,287)               -           (4,287)
                                --------------    ---------   -------- ---------- ------------    -------------   --------------

Balance, July 31, 2006               5,108,900    $    511   $ 10,789  $(349,116) $      (825)   $           -   $     (338,641)
                                ==============    =========  ========= ========== ============   ==============   ==============

                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 2006 and 2005
                             (Stated in US Dollars)


NOTE A - Nature and Continuance of  Operations
----------------------------------------------
Achievers Magazine,Inc.(the Company or Achievers Magazine (US)) was incorporated on February 13, 2003 under the laws of the State of Nevada. The Company is a public company and is listed on the United States Over-the-Counter Bulletin Board ("OTC-OB").

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled "Achievers Magazine" containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it. While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity. During the year ended July 31, 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

The controlling shareholder of Achievers Magazine, Inc. was also the controlling shareholder and officer of Achievers Publishing, Inc. at the date of the business combination transaction between the two companies.

The initial issue of Achievers Magazine was printed in May 2003 and distributed to the public in June 2003.

At July 31, 2006, substantially all of the Company's assets and operations are located and conducted in Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $349,116 since its inception, has a working capital deficiency of $338,641 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 2
---------------------

NOTE B - Preparation of Financial Statements

Achievers Magazine (US) was founded at the direction of an individual who is also a significant shareholder and officer of Achievers Publishing (CN). The acquisition of Achievers Publishing (CN) by Achievers Magazine (US) effected a change in control of Achievers Magazine (US) and was accounted for as a "reverse acquisition" whereby Achievers Publishing (CN) is the accounting acquiror for financial statement purposes.

Due to the common ownership and management of both entities, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" - Transactions between Entities Under Common Control (Paragraphs .201-.208). Accordingly, pursuant to the guidance provided in Paragraph .204, the financial statements of the Company reflect the historical financial statements of Achievers Magazine (US) and Achievers Publishing (CN) on an "as-if-pooled" basis as the entities are virtual alter egos of each other.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of July 31. All financial transactions reported in the accompanying consolidated financial statements have been presented in US Dollars.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound
accounting  practices,   establishing  and  maintaining  a  system  of  internal
accounting control and preventing and detecting fraud.

The accompanying consolidated financial statements contain the accounts of Achievers Magazine, Inc. and its wholly-owned subsidiary, Achievers Publishing, Inc. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as "Company".

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 3
---------------------

NOTE C - Summary of Significant Accounting Policies

1.   Currency translation
     --------------------
     The Company's functional currency is in Canadian dollars as substantially all of the Company's operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the Financial Accounting Standards Board ("FAS") No. 52 "Foreign Currency Translation".

     Assets and liabilities are denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder's Equity, if applicable.

     Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in operating expenses on the Statement of Operations.

2.   Cash and cash equivalents
     -------------------------
     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3.   Revenue recognition and accounts receivable
     -------------------------------------------
     The Company recognizes revenue upon the publication and distribution of the respective issue for which either advertising or editorial copy has been provided and billed for and, accordingly, when collection is reasonably assured and the Company has no remaining performance obligations.

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located principally in the Vancouver, British Columbia, Canada metropolitan area or represent products widely available in this geographic area. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts.

4.   Production costs
     ----------------
     Costs of production include direct printing costs and other expenses associated with professional services provided by individual writers, photographers, designers, and distribution companies. These costs are recognized concurrent with the distribution date of the corresponding publication.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 4
---------------------

NOTE C - Summary of Significant Accounting Policies - (cont'd)

5.   Advertising costs
     -----------------
     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

6.   Income Taxes
     ------------
     The Company uses the asset and liability method of accounting for income taxes. At July 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material to the consolidated financial statements, are entirely the result of temporary differences. Temporary differences typically represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals. At July 31, 2006 and 2005, the Company has no temporary differences.

7.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date. At July 31, 2006 and 2005, the Company had no outstanding common stock equivalents.

8.   Comprehensive Loss
     ------------------
     The Company has adopted FAS No. 130 "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

9.   New Accounting Standards
     ------------------------
     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompaning financial statements.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 5
---------------------

NOTE D - Financial Instruments

The carrying amount of accounts receivable, bank indebtedness and accounts payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE E - Long-term Receivable

During the year ended July 31, 2004, the Company recorded advertising revenue of $3,491 charged to a company controlled by John Plascinski, a shareholder of the Company (5% ownership interest). On July 31, 2005, the Company reclassified this amount from accounts receivable to long-term receivable as the Company agreed to allow payment to be deferred until such time as the Company obtains a listing on the OTC-BB. During the year ended July 31, 2006, the amount was collected.

NOTE F - Bank Indebtedness

The bank indebtedness bears interest at the bank's prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$26,528) and is secured by all assets of the Company and a personal guarantee by Mr. Arto Tavukciyan, the Company's president.

NOTE G - Income Taxes

Achievers Magazine, Inc. files a separate company Corporation Income Tax Return in the United States. Achievers Publishing, Inc. files a separate company Income Tax Return in accordance with the laws of British Columbia, Canada.

As of July 31, 2006, the Company has a total loss carryforward of approximately $340,000 to offset future taxable income, subject to the appropriate regulations. The amount and availability of these loss carryforwards may be subject to limitations. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 6
---------------------

NOTE G - Income Taxes - (cont'd)

The Company's income tax expense (benefit) for the years ended July 31, 2006 and 2005 differed from the United States statutory rate of 34% as follows:


                                                                                      Year ended
                                                                                       July 31,
                                                                                2006             2005
                                                                                ----             ----
Statutory rate applied to loss before income taxes                        $       (23,975) $       (17,015)
Increase (decrease) in income taxes resulting from:
    Canadian and State income taxes                                               (21,778)         (15,450)
    Other, including reserve for deferred tax asset and effect of
     graduated tax rates                                                           45,753           32,465
                                                                          ---------------  ---------------

Income tax expense                                                        $             -  $             -
                                                                          ===============  ===============


Temporary differences, which typically consists of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities, as well as the impact of net operating loss carryforwards, give rise to deferred tax assets and liabilities as of July 31, 2006 and 2005. As of July 31, 2006 and 2005, the Company has no temporary differences other than the net operating loss carryforwards.


                                                                                       July 31,
                                                                                2006             2005
                                                                                ----             ----
Deferred tax assets
    Net operating loss carryforwards                                      $       112,000  $        68,000
    Less: valuation allowance                                                    (112,000)         (68,000)
                                                                           ---------------  ---------------

Income tax expense                                                        $             -  $             -
                                                                          ===============  ===============

During the years ended July 31, 2006, and 2005, respectively, the valuation allowance increased by $44,000 and $30,500.

NOTE H - Common Stock

During the year ended July 31, 2006, the company filed an amendment to change the par value of the common stock from $0.001 per share to $0.0001 per share. The par value and additional paid-in capital have been adjusted retroactively in conformity with the number of shares then issued.

ACHIEVERS MAGAZINE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005
(Stated in US Dollars) - Page 7
---------------------

NOTE I - Related Party Transactions - Note F

The Company has an agreement with the President, Mr. Arto Tavukciyan, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,160 per month, for his services as our co-publisher and creative director.

The Company has a verbal consulting agreement with the Vice President of Editorial Production, Mr. Lyndon Grove, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,160 per month, for his services as our editor.

The Company has a verbal consulting agreement with the Vice President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,160 per month for his services as the co-publisher and sales director.

The Company has a sublease agreement with One Man Ad Machine Ltd. ("One Man"), a private Canadian company owned by the President, whereby the Company rents office space from One Man and One Man provides various office services, as defined in the sublease agreement, to the Company at a fixed rate of approximately CDN$1,500 per month (approximately US$1,300), plus direct charges for out-of-pocket expenses and word processing services, as defined in the sublease agreement. This agreement is in effect from month to month until terminated by One Man on one month's notice or by the Company on two month's notice.

During the years ended July 31, 2006 and 2005, the Company incurred the following costs under the separate agreements as described above:



                                              July 31,
                                      2006               2005
                                      ----               ----

Executive compensation          $        77,958    $        72,527
Rent                                     15,592             14,506
                                ---------------    ---------------

                                $        93,550    $        87,033
                                ===============    ===============


Included in accounts payable and accrued liabilities is $286,623 (July 31, 2005:
$146,256) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE J - Subsequent Event

Subsequent to July 31, 2006, the Company received loan proceeds of $13,264 from directors of the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE K - Comparative Figures

Certain prior year's figures included in the comparative financial statements have been reclassified to conform with the presentation used in the current year.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                 Age
-----------------------         -----
Arto Tavukciyan                  48
Lyndon Grove                     72

Executive Officers:

Name of Officer                  Age            Office
---------------------           -----           -------
Arto Tavukciyan                  48             President, Secretary,
                                                Treasurer, Chief
                                                Executive Officer and
                                                Principal Accounting
                                                Officer

Lyndon Grove                     72             Vice President of
                                                Editorial Production

Alexander Ozer                   48             Vice President of
                                                Marketing and promotion

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Arto Tavukciyan has acted as our president, secretary, treasurer, chief executive officer and as a director since our inception. He is a graphic designer who concurrently established a private company, One Man Ad Machine Ltd., and a studio in Vancouver in 1992 in order to serve a diversity of clients, including major advertising and public relations agencies. Mr. Tavukciyan acts as the president and sole director of the company. He devotes about 20 hours per week to the affairs of One Man Ad Machine Ltd.

From 2001 to 2002, Mr. Tavukciyan acted as art director of Luxury Magazine. From 1998 to 2001, as founding art director, and subsequently production manager, of NUVO Magazine, he was primarily responsible for that publication's selection as Best Printed Magazine in North America by the Printing Industries of America. Thereafter, Mr. Tavukciyan was commissioned to redesign Luxury, a Toronto-based national magazine. He is primarily responsible for the operations and financial direction of the Company, as well as for photography, artwork, design and production.

Mr. Tavukciyan devotes approximately 30 hours per week to our business affairs. He is not employed by any other companies other than One Man Ad Machine Ltd.

Lyndon Grove has acted as our vice president of editorial production and as a director since our inception. He previously acted as editor of NUVO Magazine, Vancouver Life and other publications from May 1998 to November 2001. Mr. Grove has had a wide-ranging career in news and entertainment media, advertising and public relations. His work has appeared in various magazines and newspapers including the Globe and Mail, Westworld and Bon Appetit. He is also the author or co-author of four non-fiction books on a diversity of subjects. Campaigns he has produced have won numerous honors including the International Broadcasting Award and Awards of Excellence from the Public Relations Societies of both Canada and the United States. Mr. Grove has served as consultant to various media chains and advertising agencies, and has taught writing and sales in the broadcast department of the British Columbia Institute of Technology and writing style and magazine production in the journalism department of Vancouver Community College.

From 2001 to 2003, Mr. Grove acted as the creative director of Lime Grove Communications, a private company involved in providing writing, editing and broadcast services.

Since 2001, Mr. Grove has provided fiction and non-fiction written works to book publishers, as well as research and creative services to advertising and public relation firms.

Mr. Grove devotes approximately 20 hours per week to our business affairs. He is not employed by any other companies.

Alexander Ozer has acted as our vice president of marketing and promotion since our inception. He has been involved at senior levels of the publishing industry for over 20 years. Mr. Ozer began his career in London with Sir Joslyn Stevens' magazine group that included Harpers, Queens and Tatler. Moving to Australia, he published the Millionaire Magazine. Mr. Ozer was also responsible for developing the concept behind and publishing NUVO Magazine, serving as its original publisher and establishing marketing and distribution networks in Canada and the United States. He acted as publisher of NUVO Magazine from 1997 to 1999. From 1999 to February 2003, Mr. Ozer was a publisher with B2B Publishing Ltd., a private British Columbia company involved in designing and distributing industry specific wall planners. Since February 2003, he has been employed with us.

Mr. Ozer devotes approximately 30 hours per week to our business affairs. He is not employed by any other companies.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                Number      Transactions   Known Failures
                                Of late     Not Timely     To File a
Name and principal position     Reports     Reported       Required Form
---------------------------     -------     -----------    -----------------
Arto Tavukciyan                    0          0            1
(President CEO and director)

Lyndon Grove                       0          0            1
(V.P.- Editorial Production)

Alexander Ozer                     0          0            1
(V.P. - Sales and Marketing)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on September 19, 2003 to June 30, 2006.

                         Annual Compensation

                                Other Restricted Options/ LTIP Other
                                        Stock    SARs  payouts Comp
Name    Title Year Salary Bonus Comp. Awarded    (#)     ($)
-----------------------------------------------------------------------
Arto    Pres.  2006 $25,986  0      0      0       0       0     0
Tavu-   CEO    2005 $25,986  0      0      0       0       0     0
kciyan  & Dir

Lyndon  VP     2006 $25,986  0      0      0       0       0     0
Grove   Edit.  2005 $25,986  0      0      0       0       0     0
        Prod.

Alex    VP      2006 $25,986 0      0      0       0       0     0
Ozer    Sales & 2005 $25,986 0      0      0       0       0     0
        Marketing

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Fedun or Mr. Paterson. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of      Name and address                  beneficial     Percent
Class         of beneficial owner               ownership      of class
--------------------------------------------------------------------------------

Common         Arto Tavukciyan                  2,840,000       55.59%
Stock          President, Chief
               Executive Officer
               Principal Accounting
               Officer And Director
               355 Burrard Street, 11th Floor
               Vancouver, B.C.
               Canada

Common         Lyndon Grove                       500,000        9.79%
Stock          Vice president of editorial
               production and director
               355 Burrard Street, 11th Floor
               Vancouver, British Columbia
               Canada

Common         Alexander Ozer                           0        0.00%
Stock          Vice president of marketing
               and promotion
               355 Burrard Street, 11th Floor
               Vancouver, British Columbia
               Canada

Common         All Officers and Directors       3,340,000       65.38%
Stock          as a Group that consists of       shares
               three people

The percent of class is based on 5,108,900 shares of common stock issued and outstanding as of the date of this prospectus.

There are no arrangements that may result in our change in control of the company.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreements with our president, Arto Tavukciyan, whereby we pay or or accrue approximately CDN$2,500 monthly for his services as our co-publisher and creative director.

We have verbal consulting agreements with each of Lyndon Grove, our Vice President of Editorial Production, and Alexander Ozer, our Vice President of Sales and Marketing, whereby we pay or accrue approximately CDN$2,500 monthly to each of them for their services.

We have a sublease agreement with One Man Ad Machine Ltd. ("One Man"), a private Canadian company owned by Arto Tavukciyan, whereby we rent office space from One Man and One Man provides us with various office services for approximately CDN$1,500 per month, plus direct charges for out-of-pocket expenses and word processing services. This agreement is in effect from month to month until terminated by One Man on one month's notice or by us on two month's notice.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  * Any of our directors or officers;
  * Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.



ITEM 13:  EXHIBITS AND REPORTS

Exhibits


Exhibit Number  Description

3.1             Articles of Incorporation*
3.2             Bylaws*
5.1             Opinion of Warren J. Soloski, with content to use****
10.1            Share Purchase Agreement dated March 31, 2003*
10.2            Management Agreement dated March 1, 2003*
10.5            Letter Agreement dated February 25, 2003*
10.6            Rental Agreement**
16.1            Letter from independent accountant****
22.1            Subsidiary of the small business issuer***
23.1            Consent of Amisano Hanson, Chartered Accountants

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

* filed as an exhibit to our registration statement on Form SB-2 dated April 19, 2004
** filed as an exhibit to our amended registration statement on Form SB-2 dated September 2, 2004
*** filed as an exhibit to our amended registration statement on Form SB-2 dated December 13, 2004
**** filed as an exhibit to our amended registration statement on Form SB-2 dated December 9, 2005


Reports on Form 8-K
-------------------
We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:


                                 Fiscal Year Ended     Fiscal year ended
                                  July 31, 2006         July 31, 2005

Audit fees                           $12,890                 $16,411
Audit-related fees                   $11,722                 $ 4,308
Tax fees                               Nil                     Nil
All other fees                         Nil                     Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. Audit related fees consist of fees related to the review of the interim financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Achievers Magazine Inc.


By          /s/ Arto Tavukciyan
            -------------------------
            Arto Tavukciyan
            President, CEO & Director
            Date: October 30, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Arto Tavukciyan
            -------------------------
            Arto Tavukciyan
            President, CEO & Director
            Date: October 30, 2006

By          /s/ Lyndon Grove
            ---------------------------
            Lyndon Grove
            Vice President - Editorial Production
            Director
            Date: October 30, 2006

By          /s/ Alexander Ozer
            -------------------------
            Alexander Ozer
            Vice President - Marketing
            Date: October 30, 2006