Form 10QSB
period 2006-10-31
ACHIEVERS MAGAZINE INC
filed 2006-12-20
CIK 1284450

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   October 31, 2006
                                       ----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.0001 par value common stock outstanding as of December 20, 2006.

                             ACHIEVERS MAGAZINE INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2006

                                   (Unaudited)

                             (Stated in US Dollars)
                              ---------------------

                             ACHIEVERS MAGAZINE INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       October 31, 2006 and July 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

                                                                                         October 31,        July 31,
                                                        ASSETS                               2006             2006
                                                        ------                               ----             ----
Current                                                                                $             -   $             -
                                                                                       ===============   ===============

                                                       LIABILITIES
                                                       -----------
Current
    Bank indebtedness - Note C                                                         $        21,109   $        23,456
    Accounts payable and accrued liabilities - Note D                                          353,665           315,185
                                                                                       ---------------   ---------------

                                                                                               374,774           338,641
                                                                                       ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY
                                                 ------------------------

Common stock - $0.0001 par value
        75,000,000  shares authorized
         5,108,900  shares issued and outstanding (July 31, 2006: 5,108,900)                       511               511
Additional paid-in capital                                                                      12,252            10,789
Deficit                                                                                       (386,015)         (349,116)
Accumulated foreign currency translation adjustments                                            (1,522)             (825)
                                                                                       ----------------  ----------------

                                                                                              (374,774)         (338,641)
                                                                                       ---------------   ---------------

                                                                                       $             -   $             -
                                                                                       ===============   ===============




                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended October 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

                                                                                             Three months ended
                                                                                                 October 31,
                                                                                           2006               2005
                                                                                           ----               ----
Revenue
    Advertising                                                                     $               -  $              -
    Editorial                                                                                       -                 -
                                                                                    -----------------  ----------------

                                                                                                    -                 -
                                                                                    -----------------  ----------------

Cost of production
    Printing                                                                                        -                 -
    Other direct production costs                                                                   -                 -
                                                                                    -----------------  ----------------

                                                                                                    -                 -
                                                                                    -----------------  ----------------

Gross profit                                                                                        -                 -
                                                                                    -----------------  ----------------

Operating expenses
    Accounting and audit fees                                                                   8,980             9,115
    Bad debt expense                                                                                -                 -
    Bank charges and interest - Note D                                                          2,074               485
    Executive compensation - Note D                                                            20,071            18,967
    Filing fees                                                                                   534               510
    Foreign exchange                                                                                                481
    Legal fees                                                                                    321               500
    Office and administration                                                                      21                23
    Rent  - Note D                                                                              4,014             3,793
    Telephone                                                                                     498             1,051
    Travel and promotion                                                                          386               533
                                                                                    -----------------  ----------------

                                                                                               36,899            35,458
                                                                                    -----------------  ----------------

Net loss for the period                                                                       (36,899)          (35,458)

Other comprehensive loss
    Foreign currency translation adjustment                                                      (697)           (1,184)
                                                                                    -----------------  ----------------

Comprehensive loss for the period                                                   $         (37,596) $        (36,642)
                                                                                    =================  ================

Basic and diluted loss per share                                                    $           (0.01) $          (0.01)
                                                                                    =================  ================

Weighted average number of shares outstanding                                               5,108,900         5,108,900
                                                                                    =================  ================


                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended October 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

                                                                                              Three months ended
                                                                                                 October 31,
                                                                                           2006               2005
                                                                                           ----               ----
Operating Activities
    Net loss for the period                                                          $        (36,899) $       (35,458)
    Add items not involving cash:
      Bank charges and interest                                                                 1,463                -
      Foreign exchange                                                                              -              481
    Changes in non-cash working capital balances
     related to operations
      Accounts receivable                                                                           -            5,597
      Prepaid expenses                                                                              -              129
      Accounts payable and accrued liabilities                                                 38,101           22,322
                                                                                     ----------------  ---------------

Cash provided by (used in) operating activities                                                 2,665           (6,929)
                                                                                     ----------------  ---------------

Financing Activity
    Increase (decrease) in bank indebtedness                                                   (2,584)           7,392
                                                                                     ----------------  ---------------

Cash provided by (used in) financing activity                                                  (2,584)           7,392
                                                                                     ----------------  ---------------

Foreign currency translation effect on cash                                                       (81)            (463)
                                                                                     ----------------  ---------------

Decrease in cash during the period                                                                  -                -

Cash, beginning of the period                                                                       -                -
                                                                                     ----------------  ---------------

Cash, end of the period                                                              $              -  $             -
                                                                                     ================  ===============



                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
           INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
    for the period February 13, 2003 (Date of Inception) to October 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

                                                                                             Accumulated
                                                                                               Foreign
                                                                        Additional             Currency     Stock
                                                    Common Stock          Paid-in            Translation Subscription
                                               ----------------------
                                                 Number    Par Value      Capital   Deficit  Adjustments  Receivable     Total
                                                 ------    ---------      -------   -------  -----------  ----------     -----
Common stock issued at initial capitalization
- at $0.0001                                     2,500,000  $     250  $        - $        -  $        -  $        -  $     250
Common stock issued pursuant to private placements
- at $0.001                                      1,575,000        158       1,417          -           -           -      1,575
                                   - at $0.25       33,900          3       8,472          -           -        (100)     8,375
Common stock issued pursuant to acquisition of
Achievers Publishing Inc.                        1,000,000        100         900          -           -           -      1,000
Net loss for the period                                  -          -           -    (27,859)          -           -    (27,859)
Foreign currency translation adjustment                  -          -           -          -      (1,319)          -     (1,319)
                                            -------------- ---------- ----------- ----------- ---------- ------------ -----------

Balance, July 31, 2003                           5,108,900        511      10,789    (27,859)     (1,319)       (100)    (17,978)

Net loss for the year                                    -          -           -    (81,882)          -           -     (81,882)
Common stock subscription paid                           -          -           -          -           -         100         100
Foreign currency translation adjustment                  -          -           -          -       1,696           -       1,696
                                            -------------- ---------- ----------- ----------- ---------- ------------ -----------

Balance, July 31, 2004                           5,108,900        511      10,789   (109,741)        377           -     (98,064)

Net loss for the year                                    -          -           -   (100,853)          -           -    (100,853)
Foreign currency translation adjustment                  -          -           -          -       3,085           -       3,085
                                            -------------- ---------- ----------- ----------- ---------- ------------ -----------

Balance, July 31, 2005                           5,108,900        511      10,789   (210,594)      3,462           -    (195,832)

                                                                      ...cont'd


                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.                   Continued
           INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
    for the period February 13, 2003 (Date of Inception) to October 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

                                                                                             Accumulated
                                                                                               Foreign
                                                                        Additional             Currency     Stock
                                                    Common Stock          Paid-in            Translation Subscription
                                               ----------------------
                                                 Number    Par Value      Capital   Deficit  Adjustments  Receivable     Total
                                                 ------    ---------      -------   -------  -----------  ----------     -----


Balance, July 31, 2005                           5,108,900        511      10,789   (210,594)      3,462           -    (195,832)

Net loss for the year                                    -          -           -   (138,522)          -           -    (138,522)
Foreign currency translation adjustment                  -          -           -         -       (4,287)          -      (4,287)
                                            --------------  ---------- ---------- ----------- ----------- ----------- -----------

Balance, July 31, 2006                           5,108,900        511      10,789   (349,116)       (825)          -    (338,641)

Imputed interest                                         -          -       1,463          -           -           -       1,463
Net loss for the three-month period                      -          -           -   (36,899)           -           -     (36,899)
Foreign currency translation adjustment                  -          -           -          -        (697)          -        (697)
                                            -------------- ----------- ---------- ---------- ------------ ----------- -----------

Balance, October 31, 2006                        5,108,900  $     511  $   12,252 $ (386,015) $    (1,522) $       -  $ (374,774)
                                            ============== =========== ========== =========== ============ =========== ===========

                             SEE ACCOMPANYING NOTES

                             ACHIEVERS MAGAZINE INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)
                             ----------------------

NOTE A - Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's July 31, 2006 annual consolidated financial statements.

NOTE B - Nature and Continuance of Operations

Achievers Magazine, Inc. (the Company or Achievers Magazine (US)) was incorporated on February 13, 2003 under the laws of the State of Nevada. The Company is a public company and is listed on the United States Over-the-Counter Bulletin Board ("OTC-OB").

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled "Achievers Magazine" containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it. While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity. During the year ended July 31, 2006, and three months ended October 31, 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

The controlling shareholder of Achievers Magazine, Inc. was also the controlling shareholder and officer of Achievers Publishing, Inc. at the date of the business combination transaction between the two companies.

The initial issue of Achievers Magazine was printed in May 2003 and distributed to the public in June 2003. At October 31, 2006, substantially all of the Company's assets and operations are located and conducted in Canada.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2006
(Unaudited)
(Stated in US Dollars) - Page 2
 --------------------

NOTE B - Nature and Continuance of Operations - (cont'd)

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $386,015 since its inception, has a working capital deficiency of $374,774 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NOTE C - Bank Indebtedness

The bank indebtedness bears interest at the bank's prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$26,528) and is secured by all assets of the Company and a personal guarantee by Mr. Arto Tavukciyan, the Company's president.

NOTE D - Related Party Transactions

The Company has an agreement with the President, Mr. Arto Tavukciyan, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,200 per month, for his services as our co-publisher and creative director.

The Company has a verbal consulting agreement with the Vice President of Editorial Production, Mr. Lyndon Grove, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,200 per month, for his services as our editor.

The Company has a verbal consulting agreement with the Vice President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,200 per month for his services as the co-publisher and sales director.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2006
(Unaudited)
(Stated in US Dollars) - Page 3
 --------------------

NOTE D - Related Party Transactions - (cont'd)

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

During the three months ended October 31, 2006 and 2005, the Company incurred the following costs under the separate agreements as described above:

                                                Three months ended
                                                     October 31,
                                               2006               2005
                                               ----               ----

Executive compensation                    $        20,071   $        18,967
Rent                                                4,014             3,793
                                         ----------------  ----------------

                                          $        24,085   $        22,760
                                          ===============   ===============

Included in bank charges and interest is imputed interest of $1,463 for non-interest bearing advances from directors and officers of the Company and a private company controlled by a Company director.

Included in accounts payable and accrued liabilities is $326,714 (July 31, 2005:
$286,623) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE E - Comparative Figures

Certain comparative figures for the three months ended October 31, 2005 have been reclassified to comply with the current year's financial statement presentation.

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

Cash Requirements

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the four issues to be published within the next year are therefore $200,000. Subject to financing, we intend to publish issues of Achievers Magazine in February, April, July and October of 2007.

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

Internal and External Sources of Liquidity

At October 31, 2006, we have no cash on hand. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

Results Of Operations for the Three-Month Period Ended October 31, 2006

We did not earn any revenue from our operations during the three-month period ended October 31, 2006. We incurred operating expenses in the amount of $36,899 and incurred an additional loss of $697 due to foreign currency translation adjustment. Our operating expenses were comprised of $20,071 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $8,980, $4,014 in rent, office and administration costs of $21, $534 in filing fees, $498 in telephone expense, $2,074 in bank charges and interest, $321 in legal fees and $386 in travel and promotion costs.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2006. This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended October 31, 2006.

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


DATED:  December 20, 2006


Achievers Magazine Inc.

/s/ Arto Tavukciyan
------------------------------
Arto Tavukciyan, President