Form 10QSB
period 2007-01-31
ACHIEVERS MAGAZINE INC
filed 2007-03-16
CIK 1284450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   January 31, 2007
                                      ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in ule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.0001 par value common stock outstanding as of March 16, 2007.

                            ACHIEVERS MAGAZINE, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 2007

                                   (Unaudited)

                             (Stated in US Dollars)

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                       January 31, 2007 and July 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                        January 31,         July 31,
                                                        ASSETS                              2007              2006
Current
    Prepaid expenses                                                                  $           122   $             -
                                                                                      ===============   ===============
                                                       LIABILITIES

Current
    Bank indebtedness - Note C                                                        $        26,293   $        23,456
    Accounts payable and accrued liabilities - Note D                                         373,532           315,185
                                                                                      ---------------   ---------------
                                                                                              399,825           338,641
                                                                                      ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY

Common stock - $0.0001 par value
        75,000,000  shares authorized
         5,108,900  shares issued and outstanding (July 31, 2006: 5,108,900)                      511               511
Additional paid-in capital                                                                     12,425            10,789
Deficit                                                                                      (415,697)         (349,116)
Accumulated foreign currency translation adjustments                                            3,058              (825)
                                                                                      ---------------   ---------------
                                                                                             (399,703)         (338,641)
                                                                                      ---------------   ---------------
                                                                                      $           122   $             -
                                                                                      ===============   ===============

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
          for the three and six months ended January 31, 2007 and 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                Three months ended                      Six months ended
                                                                   January 31,                            January 31,
                                                             2007                2006               2007               2006
Revenue
    Advertising                                       $              -    $              -   $              -   $               -
    Editorial                                                        -                   -                  -                   -
                                                      ----------------    ----------------   ----------------   -----------------
                                                                     -                   -                  -                   -
                                                      ----------------    ----------------   ----------------   -----------------

Cost of production
    Printing                                                         -                   -                  -                   -
    Other direct production costs                                    -                   -                  -                   -
                                                      ----------------    ----------------   ----------------   -----------------
                                                                     -                   -                  -                   -
                                                      ----------------    ----------------   ----------------   -----------------

Gross profit                                                         -                   -                  -                   -
                                                      ----------------    ----------------   ----------------   -----------------

Operating expenses
    Accounting and audit fees                                    4,302               3,734             13,282              12,849
    Bank charges and interest - Note D                             776                 432              2,850                 917
    Executive compensation - Note D                             19,484              19,291             39,555              38,258
    Filing fees                                                    332               1,339                866               1,849
    Foreign exchange                                                 -                   -                  -                 481
    Legal fees                                                       -                 500                321               1,000
    Office and administration                                       50                  66                 71                  89
    Rent  - Note D                                               3,897               3,859              7,911               7,652
    Telephone                                                      465                 273                963               1,324
    Travel and promotion                                           376                 365                762                 898
                                                      ----------------    ----------------   ----------------   -----------------

                                                                29,682              29,859             66,581              65,317
                                                      ----------------    ----------------   ----------------   -----------------

Net loss for the period                                        (29,682)            (29,859)           (66,581)            (65,317)

Other comprehensive loss
    Foreign currency translation adjustment                      4,580              (1,528)             3,883              (2,712)
                                                      ----------------    ----------------   ----------------   -----------------

Comprehensive loss for the period                     $        (25,102)   $        (31,387)  $        (62,698)  $         (68,029)
                                                      ================    ================   ================   =================

Basic and diluted loss per share                      $         (0.01)    $          (0.01)  $          (0.01)  $          (0.01)
                                                      ================    ================   ================   =================

Weighted average number of shares outstanding                5,108,900           5,108,900          5,108,900           5,108,900
                                                      ================    ================   ================   =================


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the six months ended January 31, 2007 and 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                        2007               2006
Operating Activities
    Net loss for the period                                                      $        (66,581)  $        (65,317)
    Add items not involving cash:
      Bank charges and interest                                                             1,636                  -
      Foreign exchange                                                                          -                481
    Changes in non-cash working capital balances related to operations
      Accounts receivable                                                                       -              5,597
      Prepaid expenses                                                                       (127)               129
      Accounts payable and accrued liabilities                                             61,234            (17,893)
                                                                                 -----------------  -----------------

Cash used in operating activities                                                          (3,838)           (77,003)
                                                                                 -----------------  -----------------

Financing Activities
    Increase in bank indebtedness                                                           2,837              8,857
    Advances from related parties                                                               -             69,953
                                                                                 -----------------  -----------------

Cash from financing activities                                                              2,837             78,810
                                                                                 -----------------  -----------------

Effect of foreign currency translation on cash                                              1,001             (1,807)
                                                                                 -----------------  -----------------

Change in cash during the period                                                                -                  -

Cash, beginning of the period                                                                   -                  -

Cash, end of the period                                                          $              -   $              -
                                                                                 =================  =================


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
           INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY for the period February 13, 2003 (Date of Inception) to January 31, 2007
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                                         Accumulated
                                                                                                          Foreign
                                                                   Additional               Currency       Stock
                                              Common Stock          Paid-in                Translation  Subscription
                                         Number         Par Value   Capital    Deficit     Adjustments   Receivable      Total
Common stock issued at initial
capitalization - at $0.0001              2,500,000     $      250  $      -   $      -     $         -   $       -     $     250
Common stock issued pursuant to
private placements   - at $0.001         1,575,000            158     1,417          -               -           -         1,575
                     - at $0.25             33,900              3     8,472          -               -        (100)        8,375
Common stock issued pursuant to
acquisition of Achievers Publishing Inc. 1,000,000            100       900          -               -           -         1,000
Net loss for the period                          -              -         -    (27,859)              -           -       (27,859)
Foreign currency translation adjustment          -              -         -          -          (1,319)          -        (1,319)
                                         ---------     ----------  --------   --------     -----------   ---------     ---------
Balance, July 31, 2003                   5,108,900            511    10,789    (27,859)         (1,319)       (100)      (17,978)

Net loss for the year                            -              -         -    (81,882)              -           -       (81,882)
Common stock subscription paid                   -              -         -          -               -         100           100
Foreign currency translation adjustment          -              -         -          -           1,696           -         1,696
                                         ---------     ----------  --------   --------     -----------   ---------     ---------

Balance, July 31, 2004                   5,108,900            511    10,789   (109,741)            377           -       (98,064)

Net loss for the year                            -              -         -   (100,853)              -           -      (100,853)
Foreign currency translation adjustment          -              -         -          -           3,085           -         3,085
                                         ---------     ----------  --------   --------     -----------   ---------     ---------

Balance, July 31, 2005                   5,108,900            511    10,789   (210,594)          3,462           -      (195,832)

                                                                                                                       ...cont'd

                             SEE ACCOMPANYING NOTES

                       ACHIEVERS MAGAZINE, INC. Continued
           INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY for the period February 13, 2003 (Date of Inception) to January 31, 2007
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                                         Accumulated
                                                                                                          Foreign
                                                                   Additional               Currency       Stock
                                              Common Stock          Paid-in                Translation  Subscription
                                         Number         Par Value   Capital    Deficit     Adjustments   Receivable      Total
Balance, July 31, 2005                   5,108,900       $    511 $  10,789 $ (210,594)   $      3,462    $      -    $ (195,832)

Net loss for the year                            -              -         -   (138,522)              -           -      (138,522)
Foreign currency translation adjustment          -              -         -          -          (4,287)          -        (4,287)
                                         ---------     ----------  --------   --------     -----------   ---------     ---------

Balance, July 31, 2006                   5,108,900            511    10,789   (349,116)           (825)          -      (338,641)

Imputed interest                                 -              -     1,636          -               -           -         1,636
Net loss for the six-month period                -              -         -    (66,581)              -           -       (66,581)
Foreign currency translation adjustment          -              -         -          -           3,883           -         3,883
                                         ---------     ----------  --------   --------     -----------   ---------     ---------

Balance, January 31, 2007                5,108,900     $      511  $ 12,425 $ (415,697)    $     3,058   $       -     $(399,703)
                                         =========     ==========  ======== ==========     ===========   =========     ==========


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2007
                                   (Unaudited)
                             (Stated in US Dollars)


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

NOTE B - Nature and Continuance of Operations

Achievers Magazine, Inc. (the Company or Achievers Magazine (US)) was incorporated on February 13, 2003 under the laws of the State of Nevada. The Company is a public company and is listed on the United States Over-the-Counter Bulletin Board ("OTC-BB").

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled "Achievers Magazine" containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it. While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity. During the year ended July 31, 2006 and the six months ended January 31, 2007, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

The controlling shareholder of Achievers Magazine, Inc. was also the controlling shareholder and officer of Achievers Publishing, Inc. at the date of the business combination transaction between the two companies.

The initial issue of Achievers Magazine was printed in May 2003 and distributed to the public in June 2003. At January 31, 2007, substantially all of the Company's assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $415,697 since its inception, has a working capital deficiency of $399,703 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2007
(Unaudited)
(Stated in US Dollars) - Page 2

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

The Company has a verbal consulting agreement with the Vice-President of Editorial Production, Mr. Lyndon Grove, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,200 per month, for his services as our editor.

The Company has a verbal consulting agreement with the Vice-President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,200 per month, for his services as the co-publisher and sales director.

The Company has a sublease agrement with One Man Ad Machine Ltd. ("One Man"), a private Canadian company owned by the President, whereby the Company rents office space from One Man and One Man provides various office services, as defined in the sublease agreement, to the Company at a fixed rate of approximately CDN$1,500 per month (approximately US$1,300), plus direct charges for out-of-pocket expenses and word processing services, as defined in the sublease agreement. This agreement is in effect from month to month until terminated by One Man on one month's notice or by the Company on two month's notice.

During the three and six months ended January 31, 2007 and 2006, the Company incurred the following costs under the separate agreements as described above:

                               Three months ended            Six months ended
                                  January 31,                   January 31,
                            2007             2006           2007         2006

Executive compensation    $   19,484   $    19,261   $     39,555   $    38,258
Rent                           3,897         3,859          7,911         7,652

                          $   23,381   $    23,150   $     47,466   $    45,910


Included in bank charges and interest is imputed interest of $173 and $1,636 for the three and six months ended January 31, 2007, for non-interest bearing advances from directors and officers of the Company and a private company controlled by a Company director.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
January 31, 2007
(Unaudited)
(Stated in US Dollars) - Page 3

NOTE D - Related Party Transactions - (cont'd)

Included in accounts payable and accrued liabilities is $348,539 (July 31, 2006:
$286,623) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

Cash Requirements

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the four issues to be published within the next year are therefore $200,000. Subject to financing, we intend to publish issues of Achievers Magazine in July and October of 2007 and January and April of 2008.

We do not plan to conduct any product research and development, purchase any significant equipment or increase our number of employees in the next 12 months. We will focus our efforts on ensuring our magazine content is of good quality by interviewing and arranging for suitable subjects for our magazine articles. In addition, we will attempt to expand our base of advertisers.

During the same period, we expect to pay or accrue a total of $2,500 Canadian dollars (approximately $2,200 United States dollars) per month to each of our three directors and officers. All fees accrued for the next 12 months will approximate $79,200 (United States funds).

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $344,200.

Internal and External Sources of Liquidity

At January 31, 2007, we have no cash on hand. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

Results Of Operations for the Six-Month Period Ended January 31, 2007

We did not earn any revenue from our operations during the three-month period ended January 31, 2007. We incurred operating expenses in the amount of $66,581, which was offset slightly by a gain from foreign currency translation of $3,883. Our operating expenses were comprised of $39,555 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $13,282, $7,911 in rent, office and administration costs of $71, $866 in filing fees, $963 in telephone expense, $2,850 in bank charges and interest, $321 in legal fees and $762 in travel and promotion costs.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on January 31, 2007. This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended January 31, 2007.

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


DATED:  March 16, 2007


Achievers Magazine Inc.

/s/ Arto Tavukciyan
------------------------------
Arto Tavukciyan, President