Form 10QSB
period 2007-04-30
ACHIEVERS MAGAZINE INC
filed 2007-06-14
CIK 1284450

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   April 30, 2007
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.0001 par value common stock outstanding as of June 14, 2007.

                            ACHIEVERS MAGAZINE, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2007

                                   (Unaudited)

                             (Stated in US Dollars)

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                        April 30, 2007 and July 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                          April 30,         July 31,
                                                        ASSETS                               2007             2006
                                                        ------                               ----             ----
Current                                                                                $             -   $             -
                                                                                       ===============   ===============

                                                       LIABILITIES

Current
    Bank indebtedness - Note C                                                         $        25,674   $        23,456
    Accounts payable and accrued liabilities - Note D                                          397,667           315,185
                                                                                       ---------------   ---------------

                                                                                               423,341           338,641
                                                                                       ---------------   ---------------

                                                 STOCKHOLDERS' DEFICIENCY

Common stock - $0.0001 par value
    75,000,000 shares authorized
    5,108,900 shares issued and outstanding (July 31, 2006: 5,108,900)                             511               511
Additional paid-in capital                                                                      15,686            10,789
Deficit                                                                                       (435,404)         (349,116)
Accumulated foreign currency translation adjustments                                            (4,134)             (825)
                                                                                       ---------------   ---------------

                                                                                              (423,341)         (338,641)
                                                                                       ---------------   ---------------

                                                                                       $             -   $             -
                                                                                       ===============   ===============

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three and nine months ended April 30, 2007 and 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                              Three months ended                    Nine months ended
                                                                   April 30,                            April 30,
                                                            2007               2006              2007               2006
                                                            ----               ----              ----               ----
Revenue
    Advertising                                      $              -   $              -   $              -  $               -
    Editorial                                                       -                  -                  -                  -
                                                     ----------------   ----------------   ----------------  -----------------

                                                                    -                  -                  -                  -
                                                     ----------------   ----------------   ----------------  -----------------

Cost of production
    Printing                                                        -                  -                  -                  -
    Other direct production costs                                   -                  -                  -                  -
                                                     ----------------   ----------------   ----------------  -----------------

                                                                    -                  -                  -                  -
                                                     ----------------   ----------------   ----------------  -----------------

Gross profit                                                        -                  -                  -                  -
                                                     ----------------   ----------------   ----------------  -----------------

Operating expenses
    Accounting and audit fees                                   4,102              3,805             17,384             16,654
    Bank charges and interest - Note D                          3,903                762              6,753              1,679
    Executive compensation - Note D                             6,480             19,564             46,035             57,822
    Filing fees                                                     -              1,000                866              2,849
    Foreign exchange                                                -                  -                  -                481
    Legal fees                                                      -                500                321              1,500
    Office and administration                                     486              4,022                557              4,111
    Rent  - Note D                                              3,888              3,913             11,799             11,565
    Telephone                                                     474                387              1,437              1,711
    Travel and promotion                                          374                254              1,136              1,152
                                                     ----------------   ----------------   ----------------  -----------------

                                                               19,707             34,207             86,288             99,524
                                                     ----------------   ----------------   ----------------  -----------------

Net loss for the period                                       (19,707)           (34,207)           (86,288)           (99,524)

Other comprehensive loss
    Foreign currency translation adjustment                    (7,192)            (2,215)            (3,309)            (4,927)
                                                     ----------------   ----------------   ----------------  -----------------

Comprehensive loss for the period                    $        (26,899)  $        (36,422)  $        (89,597) $        (104,451)
                                                     ================   ================   ================  =================

Basic and diluted loss per share                     $         (0.01)   $          (0.01)  $          (0.02) $          (0.02)
                                                     ===============    ================   ================  ================

Weighted average number of shares outstanding               5,108,900          5,108,900          5,108,900          5,108,900
                                                     ================   ================   ================  =================

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the nine months ended April 30, 2007 and 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                        2007               2006
                                                                                        ----               ----
Operating Activities
    Net loss for the period                                                      $        (86,288)  $        (99,524)
    Add items not involving cash:
      Interest                                                                              4,897                  -
    Changes in non-cash working capital balances related to operations
      Accounts receivable                                                                       -              9,353
      Prepaid expenses                                                                          -              3,228
      Accounts payable and accrued liabilities                                             80,058            (28,247)
                                                                                 ----------------   ----------------

Cash used in operating activities                                                          (1,333)          (115,190)
                                                                                 ----------------   ----------------

Financing Activities
    Increase in bank indebtedness                                                           2,218             11,214
    Advances from related parties                                                               -            106,459
                                                                                 ----------------   ----------------

Cash from financing activities                                                              2,218            117,673
                                                                                 ----------------   ----------------

Effect of foreign currency translation on cash                                               (885)            (2,483)
                                                                                 ----------------   ----------------

Change in cash during the period                                                                -                  -

Cash, beginning of the period                                                                   -                  -
                                                                                 ----------------   ----------------

Cash, end of the period                                                          $              -   $              -
                                                                                 ================   ================


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
                       INTERIM CONSOLIDATED STATEMENTS OF
                STOCKHOLDERS' DEFICIENCY for the period February
                 13, 2003 (Date of Inception) to April 30, 2007
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                               Accumulated
                                                                                                 Foreign
                                                                          Additional             Currency      Stock
                                                         Common Stock       Paid-in             Translation  Subscription
                                                  -----------------------
                                                    Number      Par Value   Capital   Deficit   Adjustments   Receivable   Total
                                                    ------      ---------   -------   -------   -----------   ----------   -----
Common stock issued at initial capitalization
- at $0.0001                                       2,500,000  $     250   $        -   $     -   $       -   $       -   $     250
Common stock issued pursuant to private
placements                       - at $0.001       1,575,000        158        1,417         -           -           -       1,575
                                 - at $0.25           33,900          3        8,472         -           -        (100)      8,375
Common stock issued pursuant to acquisition of
Achievers Publishing Inc.                          1,000,000        100          900         -           -           -       1,000
Net loss for the period                                    -          -            -   (27,859)          -           -     (27,859)
Foreign currency translation adjustment                    -          -            -         -      (1,319)          -      (1,319)
                                               -------------- ---------   ----------   -------   ---------   ---------   ----------

Balance, July 31, 2003                             5,108,900        511       10,789   (27,859)     (1,319)       (100)   (17,978)

Net loss for the year                                      -          -            -   (81,882)          -           -    (81,882)
Common stock subscription paid                             -          -            -         -           -         100        100
Foreign currency translation adjustment                    -          -            -         -       1,696           -      1,696
                                               -------------- ---------   ----------   -------   ---------   ---------   ----------

Balance, July 31, 2004                             5,108,900        511       10,789  (109,741)        377           -    (98,064)

Net loss for the year                                      -          -            -  (100,853)          -           -   (100,853)
Foreign currency translation adjustment                    -          -            -         -       3,085           -      3,085
                                               -------------- ---------   ----------   -------   ---------   ---------   ----------

Balance, July 31, 2005                             5,108,900        511       10,789  (210,594)      3,462           -   (195,832)

                                                                       ...cont'd

                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.                   Continued
                       INTERIM CONSOLIDATED STATEMENTS OF
                STOCKHOLDERS' DEFICIENCY for the period February
                 13, 2003 (Date of Inception) to April 30, 2007
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                               Accumulated
                                                                                                 Foreign
                                                                          Additional             Currency      Stock
                                                         Common Stock       Paid-in             Translation  Subscription
                                                  -----------------------
                                                    Number      Par Value   Capital   Deficit   Adjustments   Receivable   Total
                                                    ------      ---------   -------   -------   -----------   ----------   -----

Balance, July 31, 2005                            5,108,900          511      10,789  (210,594)       3,462           -  (195,832)
                                               --------------   ---------  ----------   -------   ---------   ---------   --------

Net loss for the year                                     -             -          -  (138,522)           -           -   (138,522)
Foreign currency translation adjustment                   -             -          -         -       (4,287)          -     (4,287)
                                               --------------   ---------   ---------- --------   ---------   ---------   ---------

Balance, July 31, 2006                            5,108,900           511     10,789  (349,116)        (825)          -   (338,641)

Imputed interest                                          -             -      4,897         -            -           -      4,897
Net loss for the nine-month period                        -             -          -   (86,288)           -           -    (86,288)
Foreign currency translation adjustment                   -             -          -         -       (3,309)          -     (3,309)
                                               --------------   ---------   ---------- ---------   ---------   ---------   --------
Balance, April 30, 2007                           5,108,900   $       511   $ 15,686  $(435,404)   $ (4,134)   $      -  $(423,341)
                                               ============== ===========   ========= ==========   =========  ========== ==========


                             SEE ACCOMPANYING NOTES

                            ACHIEVERS MAGAZINE, INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2007
                                   (Unaudited)
                             (Stated in US Dollars)

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

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled "Achievers Magazine" containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it. While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity. During the year ended July 31, 2006 and the nine months ended April 30, 2007, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

The controlling shareholder of Achievers Magazine, Inc. was also the controlling shareholder and officer of Achievers Publishing, Inc. at the date of the business combination transaction between the two companies.

The initial issue of Achievers Magazine was printed in May 2003 and distributed to the public in June 2003. At April 30, 2007, substantially all of the Company's assets and operations are located and conducted in Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $435,404 since its inception, has a working capital deficiency of $423,341 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
April 30, 2007
(Unaudited)
(Stated in US Dollars) - Page 2
 --------------------


NOTE C - Bank Indebtedness

The bank indebtedness bears interest at the bank's prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$27,107) and is secured by all assets of the Company and a personal guarantee by Mr. Arto Tavukciyan, the Company's president.

NOTE D - Related Party Transactions

The Company has an agreement with the President, Mr. Arto Tavukciyan, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,200 per month, for his services as our co-publisher and creative director.

The Company has a verbal consulting agreement with the Vice-President of Editorial Production, Mr. Lyndon Grove, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,200 per month, for his services as our editor. This service was discontinued effective January 31, 2007 as the Company is not currently producing a magazine.

The Company has a verbal consulting agreement with the Vice-President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,200 per month, for his services as the co-publisher and sales director. This service was discontinued effective January 31, 2007 as the Company is not currently producing a magazine.

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

During the three and nine months ended April 30, 2007 and 2006, the Company incurred the following costs under the separate agreements as described above:


                                               Three months ended                   Nine months ended
                                                    April 30,                           April 30,
                                              2007             2006              2007              2006
                                              ----             ----              ----              ----
Executive compensation                  $        6,480   $        19,564   $        46,035   $        57,822
Rent                                             3,888             3,913            11,799            11,565
                                       ---------------   ---------------   ---------------   ---------------

                                        $       10,368   $        23,477   $        57,834   $        69,387
                                        ==============   ===============   ===============   ===============

Included in bank charges and interest is imputed interest of $1,826 and $4,897 for the three and nine months ended April 30, 2007, for non-interest bearing advances from directors and officers of the Company and a private company controlled by a Company director.

Achievers Magazine, Inc.
Notes to the Interim Consolidated Financial Statements
April 30, 2007
(Unaudited)
(Stated in US Dollars) - Page 3
 --------------------


NOTE D - Related Party Transactions - (cont'd)

Included in accounts payable and accrued liabilities is $381,271 (July 31, 2006:
$286,623) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

Cash Requirements

Our plan of operation for the twelve months following the date of this report is to publish an additional three issues of Achievers Magazine. We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000. Total costs for the three issues to be published within the next year are therefore $150,000. Subject to financing, we intend to publish issues of Achievers Magazine in September of 2007 and February and May of 2008.

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

Total expenditures over the next 12 months are therefore expected to be $294,200.

Internal and External Sources of Liquidity

At April 30 , 2007, we have no cash on hand. In order to satisfy our anticipated cash requirements, we will rely upon director loans. We intend to look to our directors to provide loans of approximately $50,000. While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

During 2005, we were only able to publish two issues of Achievers Magazine due to difficulties in raising financing. During the year ended July 31, 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine. We intend to publish three issues of Achievers magazine in the next 12 months. However, this will be subject to us raising $50,000 per issue to cover the costs of publication. These funds must come from clients paying for magazine articles, advertisers, our sale of shares of common stock and director loans.

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

Results Of Operations for the Nine-Month Period Ended April 30, 2007

We did not earn any revenue from our operations during the nine-month period ended April 30, 2007. We incurred operating expenses in the amount of $86,288, as well as a loss from foreign currency translation of $3,309. Our operating expenses were comprised of $46,035 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $17,384, $11,799 in rent, office and administration costs of $557, $866 in filing fees, $1,437 in telephone expense, $6,753 in bank charges and interest, $321 in legal fees and $1,136 in travel and promotion costs.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on April 30, 2007. This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended April 30, 2007.

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


DATED:  June 14, 2007


Achievers Magazine Inc.

/s/ Arto Tavukciyan
------------------------------
Arto Tavukciyan, President