Form 10KSB
period 2007-07-31
ACHIEVERS MAGAZINE INC
filed 2007-11-07
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

         ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

          ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

ACHIEVERS MAGAZINE INC.
(Exact name of registrant as specified in charter)

Nevada	333-114564	Applied For
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

220 Cambie Street, Suite 400 Vancouver. B.C., Canada V6B 2M9
(Address of principal executive offices)

(604) 689-3983
(Registrant’s Telephone Number, including Area Code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State issuer’s revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,680,455 as at November 5, 2007 based on the last trading price of our common stock

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,108,900 shares of common stock as at November 5, 2007

PART I

ITEM 1.

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

Achievers Magazine

Through our wholly owned subsidiary, we are involved in the publication of “Achievers Magazine”.  Achievers Magazine contains articles focusing on individuals, institutions, organizations and corporations that have achieved success in their particular industry or are working towards it.

We publish a diversity of articles on industry, arts, sciences, government, charities, education, research, food and fashion that take the form of biographical or human interest stories.  To date, the subjects of our articles have featured organizations such as the Canadian Arthritis Society, the University of British Columbia’s fertility clinic and the Sumac Ridge Winery.  We have also featured individuals such as a man who has overcome cerebral palsy to achieve success in his law practice and in cycling and the founder of Polar Bear Diamonds, a Vancouver-based company involved in the sale of diamonds from Canadian operated mines.  The information that we publish in these articles is of general interest.  No financial or stock information is provided.  The articles do not solicit investors for offerings.

The cover articles in our first five issues featured the principal of Polar Bear diamonds, the University of British Columbia Fertility Clinic and Kate Hammett Vaughan, an award-winning jazz singer, Vancouver College and the directors of Focus On the Family.

While our original intention was to publish up to four issues of Achievers Magazine each year, we have only published six issues since our formation.  Each issue of Achievers Magazine has contained from 36 to 80 pages, approximately 80% of which constitute articles and approximately 20% of which constitute advertising.  We print 40,000 copies of each issue.  We will need to arrange additional funding in order to publish our next issue of Achievers Magazine.

Advertising and Editorial Revenue

Our magazine sells and carries conventional advertising.  The size of each advertisement ranges from one-half to two full pages.  Our vice-president of promotion and marketing, Mr. Alexander Ozer, is responsible for approaching potential advertisers and negotiating and executing advertising contracts with them. Our advertising rates are as follows:

Type and Size of Advertisement	One Issue	Three Issues (per advertisement)	Five Issues (per advertisement)
Full page	$2,900	$2,500	$1,850
Two-thirds page	$2,200	$1,850	$1,500
Half page	$1,850	$1,500	$1,500
One-third page	$1,500	$1,300	$1,100
Inside front cover	$5,200	$5,200	$5,200
Inside back cover	$3,700	$3,700	$3,700
Back cover	$5,200	$5,200	$5,200
Double page spread	$4,450	$3,700	$3,000

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

We do not charge readers for our magazine.  They are distributed to consumers free of charge with the Vancouver Sun, one of Vancouver’s two daily newspapers.

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

In addition, we pay or accrue fees of $2,500 Canadian dollars, equivalent to approximately $2,300 United States dollars, per month to each of our officers: Arto Tavukciyan, Lyndon Grove and Alexander Ozer.  Mr. Tavukciyan receives these fees for acting as co-publisher and creative director of our magazine.  Mr. Grove receives these fees for acting as editor of our magazine.  Mr. Ozer receives these fees for acting as our co-publisher and sales director

In total, our printing and operating costs directly related to our magazine publishing business are approximately $12,500 per month.  We also incur general and administrative expenses and rent costs of approximately $11,000 per month. As a result, we have operated at a net loss since inception.  From our incorporation on February 13, 2003 to July 31, 2006, we have incurred a net loss of $349,116.

Magazine Distribution

We have a verbal distribution agreement for Achievers Magazine with Canadian Alternative Delivery Services, a company that has the exclusive right to distribute inserts in the Vancouver Sun, British Columbia’s most read daily newspaper based in Vancouver, British Columbia.

Number of Pages	Cost per Thousand
Up to 50	$100
0 to 75	$125
75 to 100	$145
100 to 125	$165
125 to 150	$185
150 to 186	$205

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

Employees

We have two part-time employees and one full time employees.  Our sole employees are our directors and officers.  Our president, Mr. Arto Tavukciyan, acts as our co-publisher and as our creative director.  His other business time is devoted to One Man Ad Machine Ltd., a private company that he operates.  He devotes approximately 20 hours per week to One Man Ad Machine Ltd.’s affairs and approximately 30 hours per week to our affairs.

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

We had a verbal consulting agreement with our vice president of editorial production, Mr. Lyndon Grove, whereby we paid him $2,500 Canadian dollars per month, equivalent to approximately $2,300 United States dollars per month, for his services as our editor.  This agreement was discontinued effective January 31, 2007.

We had a verbal consulting agreement with our vice president of sales and marketing, Mr. Alexander Ozer, whereby we paid him $2,500 Canadian dollars per month, equivalent to approximately $2,300 United States dollars per month for his services as our co-publisher and sales director.  This agreement was discontinued effective January 31, 2007.

We do not have any written agreements with any writers or photographers.  We retain their services on a freelance basis as is customary in the magazine publishing industry.

Future Development

We intend to expand our business by increasing the amount of content in our magazine and thereby increasing advertising and editorial revenue.

Based on the success of our operations, we intend to expand our business plan into other cities in Canada.  We chose Vancouver as the first city in which to publish Achievers Magazine based on its significant population and our directors’ and officers’ business contacts in the area.  It is also the place of residence of our directors and officers.

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

We hope to overcome the competitive advantages of larger magazines by having parties featured in the magazine’s articles pay fees for the preparation of the articles and thereby generating additional revenue.  For most of our competitors, providing reader content in the form of articles is expensive and does not generate any revenue.

Patents and Trademarks

We have applied for trademark protection of our Achievers Magazine logo magazine name in Canada and United States.  We are not able to trademark our magazine name as it is too common.

Government Regulations

We do not expect governmental regulations to materially restrict our business operations.  Existing laws with which we must comply cover issues that include:

•    sales and other taxes;

•    pricing controls;

•    libel and defamation; and

•    copyright and trademark infringement.

New laws may impact our ability to market our magazine in the future.  However, we are not aware of any pending laws or regulations that would have an impact on our business.

Subsidiaries

We own a 100% interest in Achievers Publishing Inc., a British Columbia company that publishes Achievers Magazine.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock.  These constitute all of the material risks relating to our offering.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE WE HAVE CONDUCTED BUSINESS FOR A LIMITED PERIOD OF TIME, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on February 13, 2003.  Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history.  You must consider our prospects in light of the fact that completed our first issue of Achievers Magazine in June 2003.  We have only completed six issues of our magazine to date.  Accordingly, we have minimal business history from which investors can evaluate us.  Until we develop our business further by publishing more issues of Achievers Magazine and attempting to expand our magazine circulation within Vancouver and in other cities, it will be difficult for an investor to evaluate our chances for success.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR BUSINESS, IT WILL FAIL.

During the year ended July 31, 2007, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.  If we are unable to generate revenues from the sale of advertising and articles in Achievers Magazine, we will not be able to achieve profitability.

IF WE CONTINUE TO INCUR NET LOSSES, OUR BUSINESS WILL FAIL

From our incorporation on February 13, 2003 to July 31, 2007, we have incurred cumulative net losses of $450,942.  We expect to incur losses in the foreseeable future as our business develops.  Unless we are able to generate profit from our business operations within a reasonable time, our business will fail.

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

BECAUSE WE HAVE ONLY COMPLETED PART OF OUR BUSINESS PLAN, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

To date, we have completed only part of our business plan and we can provide no assurance that we will be able to sell enough advertising space in future magazine issues in order to achieve profitability.  At July 31, 2007, we had no cash on hand and liabilities of $445,169.  It is not possible at this time for us to predict with assurance the potential success of our business.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our president, Arto Tavukciyan, who acts as our publisher and creative director; our vice president of editorial production, Lyndon Grove who is the editor of our magazine; and our vice president of marketing and promotion, Alexander Ozer, who is our co-publisher and sales director. The loss of the services of Mr. Tavukciyan, Mr. Grove or Mr. Ozer could result in the failure of our business.  Specifically, we rely on Mr. Tavukciyan to oversee the content and creative direction of our magazine, on Mr. Grove to properly edit our magazine content and on Mr. Ozer to ensure the continuation of our magazine distribution and advertising sales.  If we lost the services of any of these key persons, it would be difficult to find replacements with similar skills, experience and industry contacts.  Mr. Tavukciyan may terminate his services with us upon 90 days written notice, with or without cause. Mr. Grove and Mr. Ozer may terminate their services at any time.

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

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2.

DESCRIPTION OF PROPERTY

We do not own an interest in any real property.  Our offices are located at 220 Cambie Street, Suite 400, Vancouver, British Columbia, Canada.  We are a party to a sublease agreement dated February 15, 2003 with One Man Ad Machine Ltd., a private company owned by our president, Arto Tavukciyan, whereby it rents office space and provides related services to us for (Canadian funds) $1,500 per month. The agreement covered an initial term of six months and continues in effect from month to month until terminated by One Man Ad Machine Ltd. on one month’s notice or by us on two month’s notice.

ITEM 3.

LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On September 6, 2006, our shares of common stock were quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a network of security dealers who buy and sell stock.  A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers.  The following table sets forth the high and low closing prices of our common shares traded on the OTC Bulletin Board:

Period	High	Low
September 6, 2006 to October 31, 2006	no trades
November 1, 2006 to January 31, 2007	no trades
February 1, 2007 to April 30, 2007	$1.70	$0.90
May 1, 2007 to July 31, 2007	no trades

The above quotations are taken from information provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our acquisition of Achievers Publishing Inc. effected a change in control of our company and was accounted for as a “reverse acquisition” whereby Achievers Publishing Inc. is the accounting acquiror for financial statement purposes.

Cash Requirements

Our plan of operation for the twelve months following the date of this annual report is to publish additional issues of Achievers Magazine.  We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000.  As we currently have no cash on hand, we will need to raise additional funding in order to cover publishing costs.

We do not plan to conduct any product research and development, purchase any significant equipment or increase our number of employees in the next 12 months. We will focus our efforts on ensuring our magazine content is of good quality by interviewing and arranging for suitable subjects for our magazine articles.  In addition, we will attempt to expand our base of advertisers.

During the same period, we expect to pay or accrue a total of $2,500 Canadian dollars (approximately $2,575 United States dollars) per month to our president, Mr. Arto Tavukciyan.

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $295,900, assuming that we will be able to publish two issues of Achievers Magazine during this period, of which there is no assurance.

Internal and External Sources of Liquidity

At July 31, 2007, we had no cash on hand.  In order to satisfy our anticipated cash requirements, we will rely upon director loans.  We intend to look to our directors to provide loans of approximately $50,000.  While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

During 2005, we were only able to publish two issues of Achievers Magazine due to difficulties in raising financing. During the years ended July 31, 2006 and 2007, we were unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

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

The independent accountants that rendered audit opinions on our financial statements for the fiscal years ended July 31, 2007 and 2006 have indicated that there is substantial doubt about our ability to continue as a going concern.  They have indicated that our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern.

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

Results of Operations

Fiscal Year Ended July 31, 2007

We did not earn any revenue from our operations during the fiscal year ended July 31, 2007.  We incurred operating expenses in the amount of $110,773 for the fiscal year.  These were comprised of $53,062 in executive compensation paid or accrued to our directors and officers, accounting and audit fees of $20,513, $16,005 in rent, a foreign currency translation loss of $8,947, $6,771 in bank charges and interest, $2,061 in telephone expense, $1,136 in travel and promotion costs, $1,016 in office and administration costs, $941 in transfer agent and filing fees and $321 in legal fees.

Our net loss for fiscal 2007 decreased in comparison to fiscal 2006 (2007: $110,773; 2006: $142,809), primarily due to a decrease in executive compensation (2007: $53,062; 2006: $77,958).

At July 31, 2007, we had no assets.  Our liabilities of $445,169 consisted of $27,636 in bank debt and accounts payable and accrued liabilities of $417,533.

ITEM 7.

FINANCIAL STATEMENTS

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007 and 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Achievers Magazine Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Achievers Magazine Inc. (A Development Stage Company) and its subsidiary as of July 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended July 31, 2007 and 2006 and for the period August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Achievers Magazine Inc. and its subsidiary as of July 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006 and for the period August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has a working capital deficiency and is yet to attain profitable operations which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada
October 17, 2007	Chartered Accountants

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

July 31, 2007 and 2006

(Stated in US Dollars)

ASSETS	2007		2006
Current
Accounts receivable, net of allowance for doubtful accounts of $15,466 (2006: $15,466)	$		$
LIABILITIES
Current
Bank indebtedness – Note 5		$27,636		$23,456
Accounts payable and accrued liabilities – Note 8		417,533		315,185
		445,169		338,641
STOCKHOLDERS’ DEFICIENCY
Common stock – $0.0001 par value – Note 7
75,000,000 shares authorized
5,108,900 shares issued and outstanding (2006: 5,108,900)		511		511
Additional paid-in capital		15,034		10,789
Deficit		(210,594)		(210,594)
Deficit accumulated during the development stage		(240,348)		(138,522)
Accumulated other comprehensive loss		(9,772)		(825)
		(445,169)		(338,641)
		$-		$-

Nature and Continuance of Operations – Note 1

Subsequent Event – Note 9

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended July 31, 2007 and 2006 and

for the period from August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007

(Stated in US Dollars)

	2007	2006	August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007

Revenue	$-	$-	$-
Operating expenses
Accounting and audit fees	20,513	25,045	45,558
Bad debt expense	-	4,168	4,168
Bank charges and interest – Note 8	6,771	2,278	9,049
Executive compensation – Note 8	53,062	77,958	131,020
Foreign exchange	-	481	481
Legal fees	321	2,000	2,321
Office and administration	1,016	4,170	5,186
Rent – Note 8	16,005	15,592	31,597
Telephone	2,061	2,214	4,275
Transfer agent and filing fees	941	3,076	4,017
Travel and promotion	1,136	1,540	2,676
	101,826	138,522	240,348
Net loss for the period	(101,826)	(138,522)	(240,348)
Other comprehensive loss
Foreign currency translation adjustment	(8,947)	(4,287)	(13,234)
Comprehensive loss for the period	$(110,773)	$(142,809)	$(253,582)
Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average number of shares outstanding	5,108,900	5,108,900

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended July 31, 2007 and 2006 and

for the period from August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007

(Stated in US Dollars)

	2007	2006	August 1, 2005 (Date of Inception of the Development Stage) to July 31, 2007
Operating Activities
Net loss for the period	$(101,826)	$(138,522)	$(240,348)
Add items not involving cash:
Bank charges and interest	4,245	-	4,245
Provision for bad debts	-	4,168	4,168
Changes in non-cash working capital balances related to operations
Accounts receivable	-	9,454	9,454
Prepaid expenses	-	3,263	3,263
Accounts payable and accrued liabilities	102,348	115,311	217,659
Cash provided by (used in) operating activities	4,767	(6,326)	(1,559)
Financing Activity
Increase in bank indebtedness	4,180	8,588	12,768
Effect of foreign currency translation on cash	(8,947)	(2,262)	(11,209)
Change in cash during the period	-	-	-
Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$2,526	$1,606	$4,132

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period February 13, 2003 (Date of Inception) to July 31, 2007

(Stated in US Dollars)

	Common Stock			Additional		Deficit Accumulated During the	Accumulated Other Comprehensive	Stock
	Number	Par Value		Paid-in Capital	Deficit	Development Stage	Income (Loss)	Subscription Receivable	Total
Common stock issued at initial capitalization -at $0.0001	2,500,000		$250	$-	$-	$-	$-	$-	$250
Common stock issued pursuant to private placements- at $0.001	1,575,00		158	1,417	-	-	-	-	1,575
- at $0.25	33,900		3	8,472	-	-	-	(100)	8,375
Common stock issued pursuant to acquisition of Achievers Publishing Inc.	1,000,000		100	900	-	-	-	-	1,000
Net loss for the period	-		-	-	(27,859)	-	-	-	(27,859)
Foreign currency translation adjustment	-		-	-	-	-	(1,319)	-	(1,319)
Balance, July 31, 2003	5,108,900		511	10,789	(27,859)	-	(1,319)	(100)	(17,978)
Net loss for the year	-		-	-	(81,882)	-	-	-	(81,882)
Common stock subscription paid	-		-	-	-	-	-	100	100
Foreign currency translation adjustment	-		-	-	-	-	1,696	-	1,696
Balance, July 31, 2004	5,108,900		511	10,789	(109,741)	-	377	-	(98,064)
Net loss for the year	-		-	-	(100,853)	-	-	-	(100,853)
Foreign currency translation adjustment	-		-	-	-	-	3,085	-	3,085
Balance, July 31, 2005	5,108,900		511	10,789	(210,594)	-	3,462	-	(195,832)
Balance, July 31, 2005	5,108,900			10,789	(210,594)	-		-	(195,832)
Net loss for the year	-			-	-	(138,522)		-	(138,522)
Foreign currency translation adjustment	-			-	-	-			(4,287)
Balance, July 31, 2006	5,108,900			10,789	(210,594)	(138,522)		-	(338,641)
Donated interest	-			4,245	-	-		-	4,245
Net loss for the year	-			-	-	(101,826)		-	(101,826)
Foreign currency translation adjustment	-			-	-	-		-	(8,947)
Balance July 31, 2007	5,108,900	$		$15,034	$(210,594)	$(240,348)	$	$-	$(445,169)

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007 and 2006

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

Achievers Magazine Inc. (the Company or Achievers Magazine (US)) was incorporated on February 13, 2003 under the laws of the State of Nevada.  The Company is a development stage public company and is listed on the United States Over-the-Counter Bulletin board (“OTC-BB”).

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled “Achievers Magazine” containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it.  While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity.  During the years ended July 31, 2007 and 2006, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

At July 31, 2007, substantially all of the Company’s assets and operations are located and conducted in Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $450,942 since its inception, has a working capital deficiency of $445,169 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involved the use of estimates that have been made using careful judgement.  Actual results may differ from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting principles summarized below:

a)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Achievers Publishing Inc., which was incorporated by the Company.  All inter-company transactions have been eliminated.  The consolidated entities are collectively referred to as “Company”.

b)

Development Stage

The Company is a development stage company as defined in Financial Accounting Standards (“FAS”) No. 7, as it is devoting substantially all of its efforts to developing markets for its product and there have been no significant revenues from planned principal operations since the year ended July 31, 2005.  Consequently accumulated amounts are shown from the commencement of this development stage, August 1, 2005.

c)

Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Financial Accounting Standards Board (“FAS”) No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of differing exchange rates from period to period were included in the accumulated other comprehensive income (loss) account in stockholders’ equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in statement of operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

d)

Cash and Cash Equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

e)

Revenue Recognition and Accounts Receivable

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

f)

Production Costs

Costs of production include direct printing costs and other expenses associated with professional services provided by individual writers, photographers, designers, and distribution companies.  These costs are recognized concurrent with the distribution date of the corresponding publication.

g)

Advertising Costs

The Company does not conduct any direct response advertising activities.  For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

h)

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2

Summary of Significant Accounting Policies – (cont’d)

i)

Basic Loss Per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective period presented in our accompanying financial statements.  Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  At July 31, 2007 and 2006, the Company had no outstanding common stock equivalents.

j)

Comprehensive Loss

The Company has adopted FAS No. 130 “Reporting Comprehensive Income”.  Comprehensive loss is comprised of net loss and foreign currency translation adjustments.

k)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

Note 2

Summary of Significant Accounting Policies – (cont’d)

k)

Recently Issued Accounting Pronouncements – (cont’d)

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”.  This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged.  The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies”.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company.  The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  FAS No. 159 is effective for the Company’s financial statements issued in 2008.  The Company is currently evaluating the impact that the adoption of FAS No. 159 might have on its financial position or results of operations.

Note 3

Financial Instruments

The carrying amount of bank indebtedness and accounts payable and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note 4

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

Note 5

Bank Indebtedness

The bank indebtedness bears interest at the bank’s prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$28,160) and is secured by all assets of the Company and a personal guarantee by the Company’s president.

Note 6

Deferred Tax Assets

Achievers Magazine, Inc. files a separate company Corporation Income Tax Return in the United States.  Achievers Publishing, Inc. files a separate company Income Tax Return in accordance with the laws of British Columbia, Canada.

As of July 31, 2007, the Company has a total loss carryforward of approximately $450,942 to offset future taxable income, subject to the appropriate regulations.  These losses will expire beginning in 2023.  The amount and availability of these loss carryforwards may be subject to limitations.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Note 6

Deferred Tax Assets – (cont’d)

The Company's income tax expense (benefit) for the years ended July 31, 2007 and 2006 differed from the United States statutory rate of 34% as follows:

	Year ended July 31,
	2007	2006

Statutory rate applied to loss before income taxes	$(19,735)	$(23,975)
Increase (decrease) in income taxes resulting from:
Canadian and State income taxes	(17,928)	(21,778)
Other, including reserve for deferred tax asset and effect of graduated tax rates	37,663	45,753
Income tax expense	$-	$-

Temporary differences, which typically consists of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities, as well as the impact of net operating loss carryforwards, give rise to deferred tax assets and liabilities as of July 31, 2007 and 2006.  As of July 31, 2007 and 2006, the Company has no temporary differences other than the net operating loss carryforwards.

	Year ended July 31,
	2007	2006
Deferred tax assets
Non-capital loss carryforward	$153,320	$112,000
Less: valuation allowance	(153,320)	(112,000)
Income tax expense	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7

Common Stock

During the year ended July 31, 2006, the company filed an amendment to change the par value of the common stock from $0.001 per share to $0.0001 per share.  The par value and additional paid-in capital have been adjusted retroactively in conformity with the number of shares then issued.

Note 8

Related Party Transactions – Note 9

The Company has an agreement with the President, Mr. Arto Tavukciyan, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,225 per month, for his services as our co-publisher and creative director.

The Company had a verbal consulting agreement with the Vice President of Editorial Production, Mr. Lyndon Grove, whereby the Company paid or accrued approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,225 per month, for his services as our editor.  This agreement was discontinued effective January 31, 2007.

The Company had a verbal consulting agreement with the Vice President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company paid or accrued approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,225 per month for his services as the co-publisher and sales director.  This agreement was discontinued effective January 31, 2007.

The Company has a sublease agreement with One Man Ad Machine Ltd. (“One Man”), a private Canadian company owned by the President, whereby the Company rents office space from One Man and One Man provides various office services, as defined in the sublease agreement, to the Company at a fixed rate of approximately CDN$1,500 per month (approximately US$1,335), plus direct charges for out-of-pocket expenses and word processing services, as defined in the sublease agreement.  This agreement is in effect from month to month until terminated by One Man on one month’s notice or by the Company on two month’s notice.

During the years ended July 31, 2007 and 2006, the Company incurred the following costs under the separate agreements as described above:

	Years ended July 31,		August 1, 2005 (Date of Inception of the Development Stage) to July 31,
	2007	2006	2007
Executive compensation	$53,062	$77,958	$131,020
Rent	16,005	15,592	31,597
	69,067	93,550	162,617

Note 8

Related Party Transactions – Note 9 – (cont’d)

Included in accounts payable and accrued liabilities is $399,223 (July 31, 2006:  $286,623) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.  The Company has determined the fair value of interest on advances to the Company for the year ended July 31, 2007 as $4,245.  This amount has been recorded by the Company as donated interest and has been included in additional paid-in capital.

Note 9

Subsequent Event

Subsequent to July 31, 2007, the Company received loan proceeds of $8,600 from a director of the Company.  These advances are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age
Arto Tavukciyan	49
Lyndon Grove	73

Executive Officers:

Name of Officer	Age	Office
Arto Tavukciyan	49	President, Secretary, Treasurer, Chief Executive Officer and Principal Accounting Officer
Lyndon Grove	73	Vice President of Editorial Production
Alexander Ozer	49	Vice President of Marketing and promotion

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

From 2001 to 2002, Mr. Tavukciyan acted as art director of Luxury Magazine. From 1998 to 2001, as founding art director, and subsequently production manager, of NUVO Magazine, he was primarily responsible for that publication’s selection as Best Printed Magazine in North America by the Printing Industries of America.  Thereafter, Mr. Tavukciyan was commissioned to redesign Luxury, a Toronto-based national magazine.  He is primarily responsible for the operations and financial direction of the Company, as well as for photography, artwork, design and production.

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

Alexander Ozer has acted as our vice president of marketing and promotion since our inception.  He has been involved at senior levels of the publishing industry for over 20 years.  Mr. Ozer began his career in London with Sir Joslyn Stevens’ magazine group that included Harpers, Queens and Tatler.  Moving to Australia, he published the Millionaire Magazine.  Mr. Ozer was also responsible for developing the concept behind and publishing NUVO Magazine, serving as its original publisher and establishing marketing and distribution networks in Canada and the United States.  He acted as publisher of NUVO Magazine from 1997 to 1999.  From 1999 to February 2003, Mr. Ozer was a publisher with B2B Publishing Ltd., a private British Columbia company involved in designing and distributing industry specific wall planners. Since February 2003, he has been employed with us.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position	Number Of late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form
Arto Tavukciyan (President CEO and director)	0	0	0
Lyndon Grove (V.P.– Editorial Production)	0	0	0
Alexander Ozer (V.P.– Sales and Marketing)	0	0	0

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on September 19, 2003 to June 30, 2007.

Annual Compensation

Other Restricted Options/ LTIP Other
Name	Title	Year	Salary	Bonus	Comp.	Stock Awarded	SARs (#)	payouts ($)	Comp
Arto Tavukciyan	(President CEO and director)	2007 2006 2005	$26,692 25,986 25,986	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lyndon Grove	(V.P.– Editorial Production)	2007 2006 2005	$13,185 25,986 25,986	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Alexander Ozer	(V.P.– Sales and Marketing)	2007 2006 2005	$13,185 25,986 25,986	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Fedun or Mr. Paterson. We do not pay them any amount for acting as directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Arto Tavukciyan President, Chief Executive Officer Principal Accounting Officer And Director 355 Burrard Street, 11th Floor Vancouver, B.C. Canada	2,840,000	55.59%
Common Stock	Lyndon Grove Vice president of editorial production and director 355 Burrard Street, 11th Floor Vancouver, B.C. Canada	500,000	9.79%
Common Stock	Alexander Ozer Vice president of marketing and promotion 355 Burrard Street, 11th Floor Vancouver, B.C. Canada	0	0.00%
Common Stock	All Officers and Directors as a Group that consists of shares three people	3,340,000	65.38%

The percent of class is based on 5,108,900 shares of common stock issued and outstanding as of the date of this annual report.

There are no arrangements that may result in our change in control of the company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have an agreements with our president, Arto Tavukciyan, whereby we pay or or accrue approximately CDN$2,500 monthly for his services as our co-publisher and creative director.

We have a sublease agreement with One Man Ad Machine Ltd. (“One Man”), a private Canadian company owned by Arto Tavukciyan, whereby we rent office space from One Man and One Man provides us with various office services for approximately CDN$1,500 per month, plus direct charges for out-of-pocket expenses and word processing services.  This agreement is in effect from month to month until terminated by One Man on one month’s notice or by us on two month’s notice.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

▪

Any of our directors or officers;

▪

Any person proposed as a nominee for election as a director;

▪

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

▪

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.

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

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal Year Ended	Fiscal Year Ended
	July 31, 2007	July 31, 2006
Audit fees	$12,280	$12,890
Audit-related fees	Nil	11,722
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  Audit related fees consist of fees related to the review of the interim financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Achievers Magazine Inc.

Date: November 7, 2007	By:	/s/ Arto Tavukciyan
Arto Tavukciyan
President, CEO & Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 7, 2007	By:	/s/ Arto Tavukciyan
Arto Tavukciyan
President, CEO & Director

Date: November 7, 2007	By:	/s/ Lyndon Grove
Lyndon Grove
Vice President – Editorial Production Director

Date: November 7, 2007	By:	/s/ Alexander Ozer
Alexander Ozer
Vice President – Marketing