Form 10QSB
period 2007-10-31
ACHIEVERS MAGAZINE INC
filed 2007-12-06
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   October 31, 2007

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange       Act of 1934

For the transition period                  to

ACHIEVERS MAGAZINE INC.
(Exact name of registrant as specified in charter)

Nevada	333-114564	Pending
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

220 Cambie Street, Suite 400, Vancouver, British Columbia V6B 2MP
(Address of principal executive offices)

(604) 689-3983
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in ule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,108,900 shares of $0.0001 par value common stock outstanding as of December 6, 2007.

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

(Unaudited)

(Stated in US Dollars)

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

October 31, 2007 and July 31, 2007

(Unaudited)

(Stated in US Dollars)

	October 31, 2007	July 31, 2007
ASSETS

Current
Accounts receivable, net of allowance
for doubtful accounts of $15,466	$-	$-

LIABILITIES
Current
Bank indebtedness – Note C	28,647	27,636
Accounts payable and accrued liabilities – Note D	$448,424	$417,533
	477,071	445,169
STOCKHOLDERS’ DEFICIENCY
Common stock - $0.0001 par value75,000,000 shares authorized
5,108,900 shares issued and outstanding (July 31, 2007: 5,108,900)	511	511
Additional paid-in capital	16,771	15,034
Deficit	(210,594)	(210,594)
Deficit accumulated during the development stage	(273,359)	(240,348)
Accumulated other comprehensive loss	(10,400)	(9,772)
	(477,071)	(445,169)
	$-	$-

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended October 31, 2007 and 2006 and

for the period from August 1, 2005 (Date of Inception of the Development Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

	Three months ended October 31,		August 1, 2005 (Date of Inception of the Development Stage) to October 31, 2007
	2007	2006
Revenue	$-	$-	$-
Operating expenses
Accounting and audit fees	17,308	8,980	62,866
Bad debt expense	-	-	4,168
Bank charges and interest – Note D	2,518	2,074	11,567
Executive compensation – Note D	7,364	20,071	138,384
Foreign exchange	-	-	481
Legal fees	-	321	2,321
Office and administration	680	21	5,866
Rent – Note D	4,418	4,014	36,015
Telephone	723	498	4,998
Transfer agent and filing fees	-	534	4,017
Travel and promotion	-	386	2,676
	33,011	36,899	273,359
Net loss for the period	(33,011)	(36,899)	(273,359)
Other comprehensive loss
Foreign currency translation adjustment	(628)	(697)	(13,952)
Comprehensive loss for the period	$(33,639)	$(37,596)	$(296,653)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	5,108,900	5,108,900

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended October 31, 2007 and 2006 and

for the period from August 1, 2005 (Date of Inception of the Development Stage)

to October 31, 2007

(Unaudited)

(Stated in US Dollars)

	Three months ended October 31,		August 1, 2005 (Date of Inception of the Development Stage) to October 31, 2007
	2007	2006
Operating Activities
Net loss for the period	$(33,011)	$(36,899)	$(273,359)
Add items not involving cash:
Bank charges and interest	1,737	1,463	5,982
Provision for bad debts	-	-	4,168
Changes in non-cash working capital balances related to operations
Accounts receivable	-	-	9,454
Prepaid expenses	-	-	3,263
Accounts payable and accrued liabilities	30,891	38,101	248,550
Cash provided by (used in) operating activities	(383)	2,665	(1,942)
Financing Activity
Increase in bank indebtedness	1,011	(2,584)	13,779
Effect of foreign currency translation on cash	(628)	(81)	(11,837)
Change in cash during the period	-	-	-
Cash, beginning of the period	-	-	-
Cash, end of the period	$-	$-	$-
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$617	$401	$4,749

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period February 13, 2003 (Date of Inception) to October 31, 2007

(Unaudited)

(Stated in US Dollars)

					Accumulated	Accumulated
			Additional		During the	Other		Stock
	Common Stock		Paid-in		Development	Comprehensive		Subscription
	Number	Par Value	Capital	Deficit	Stage	Income (Loss)		Receivable	Total
Common stock issued at initial capitalization - at $0.0001	2,500,000	$250	$-	$-	$-	$-		$-	$250
Common stock issued pursuant to private placements - at $0.001	1,575,000	158	1,417	-	-	-		-	1,575
- at $0.25	33,900	3	8,472	-	-	-		(100)	8,375
Common stock issued pursuant to acquisition of Achievers Publishing Inc.	1,000,000	100	900	-	-	-		-	1,000
Net loss for the period	-	-	-	(27,859)	-	-		-	(27,859)
Foreign currency translation adjustment	-	-	-	-	-	(1,319)		-	(1,319)
Balance, July 31, 2003	5,108,900	511	10,789	(27,859)	-	(1,319)		(100)	(17,978)
Net loss for the year	-	-	-	(81,882)	-	-		-	(81,882)
Common stock subscription paid	-	-	-	-	-	-		100	100
Foreign currency translation adjustment	-	-	-	-	-	1,696		-	1,696
Balance, July 31, 2004	5,108,900	511	10,789	(109,741)	-	377		-	(98,064)
Net loss for the year	-	-	-	(100,853)	-	-		-	(100,853)
Foreign currency translation adjustment	-	-	-	-	-	3,085		-	3,085
Balance, July 31, 2005	5,108,900	11	10,789	(210,594)	-	3,462		-	(195,832)
Net loss for the year	-	-	-	-	(138,522)	-		-	(138,522)
Foreign currency translation adjustment	-	-	-	-		(4,287)		-	(4,287)
Balance, July 31, 2006	5,108,900	511	10,789	(210,594)	(138,522)	(825)			(338,641)
Donated interest	-	-	4,245	-		-			4,245
Net loss for the year	-	-	-	-	(101,826)	-			(101,826)
Foreign currency translation adjustment	-	-	-	-		(8,947)			(8,947)
Balance July 31, 2007		511	15,034	(210,594)	(240,348)	(9,772)			(445,169)
Donated interest	-	-	1,737						1,737
Net loss for the three month period	-	-	-		(33,011)				(33,011)
Foreign currency translation adjustment	-	-	-	-		(628)			(628)
Balance, October 31, 2007	$5,108,900	$511	$16,771	$(210,594)	$(273,359)	$(10,400)	$		$(477,071)

SEE ACCOMPANYING NOTES

ACHIEVERS MAGAZINE, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

(Unaudited)

(Stated in US Dollars)

NOTE A – Interim Reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s July 31, 2007 annual consolidated financial statements.

NOTE B – Nature and Continuance of Operations

Achievers Magazine, Inc. (the Company or Achievers Magazine (US)) was incorporated on February 13, 2003 under the laws of the State of Nevada.  The Company is a development stage public company and is listed on the United States Over-the-Counter Bulletin Board (“OTC-BB”).

The Company owns a 100% interest in Achievers Publishing Inc. (Achievers Publishing (CN)), a British Columbia, Canada corporation formed on March 11, 2003, that publishes a magazine titled “Achievers Magazine” containing articles focusing on individuals, institutions, organizations and corporations that have achieved success or are working towards it.  While Achievers Magazine sells conventional advertising, it also generates additional editorial revenue through the inclusion in the magazine of individuals and companies in need of publicity.  During the year ended July 31, 2007, and three months ended October 31, 2007, the Company was unable to generate sufficient advertising and editorial revenue to warrant the publication of a magazine.

At October 31, 2007, substantially all of the Company’s assets and operations are located and conducted in Canada.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $483,953 since its inception, has a working capital deficiency of $477,071 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Achievers Magazine, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars)

NOTE C – Bank Indebtedness

The bank indebtedness bears interest at the bank’s prime lending rate plus 2% per annum, has a credit limit of CDN$30,000 (US$29,200) and is secured by all assets of the Company and a personal guarantee by Mr. Arto Tavukciyan, the Company’s president.

NOTE D – Related Party Transactions

The Company has an agreement with the President, Mr. Arto Tavukciyan, whereby the Company pays or accrues approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,400 per month, for his services as our co-publisher and creative director.

The Company had a verbal consulting agreement with the Vice President of Editorial Production, Mr. Lyndon Grove, whereby the Company paid or accrued approximately CDN$2,500 monthly under the terms of this verbal agreement, equivalent to approximately US$2,400 per month, for his services as our editor.  This agreement was discontinued as of January 31, 2007.

The Company had a verbal consulting agreement with the Vice President of Sales and Marketing, Mr. Alexander Ozer, whereby the Company paid or accrued approximately CDN$2,500 monthly under the terms of this agreement, equivalent to approximately US$2,400 per month for his services as the co-publisher and sales director. This agreement was discontinued as of January 31, 2007.

The Company has a sublease agreement with One Man Ad Machine Ltd. (“One Man”), a private Canadian company owned by the President, whereby the Company rents office space from One Man and One Man provides various office services, as defined in the sublease agreement, to the Company at a fixed rate of approximately CDN$1,500 per month (approximately US$1,450), plus direct charges for out-of-pocket expenses and word processing services, as defined in the sublease agreement.  This agreement is in effect from month to month until terminated by One Man on one month’s notice or by the Company on two month’s notice.

During the three months ended October 31, 2007 and 2006, the Company incurred the following costs under the separate agreements as described above:

			August 1,
			2005 (Date of
			Inception of the
			Development
			Stage) to
			October 31,
	2007	2006	2006

Executive compensation	$7,364	$20,071	$138,384
Rent	4,418	4,014	36,015
	$11,782	$24,085	$174,399

Achievers Magazine, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

October 31, 2007

(Unaudited)

(Stated in US Dollars)

NOTE D – Related Party Transactions – (cont’d)

Included in bank charges and interest is imputed interest of $1,737 (2006: $1,463) for non-interest bearing advances from directors and officers of the Company and a private company controlled by a Company director.

Included in accounts payable and accrued liabilities is $422,987 (July 31, 2007:  $399,223) due to directors and officers of the Company and a private company controlled by a Company director with respect to unpaid charges noted above and advances to the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Cash Requirements

Our plan of operation for the twelve months following the date of this report is to publish additional issues of Achievers Magazine.  We anticipate that the average cost to publish each issue of Achievers Magazine will continue to be $50,000.  As we currently have no cash on hand, we will need to raise additional funding in order to cover publishing costs.

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

As well, we anticipate spending an additional $65,000 on administrative costs such as accounting and auditing fees, professional fees, including fees payable in connection with our obligations as a reporting issuer.

Total expenditures over the next 12 months are therefore expected to be $295,900, assuming that we will be able to publish two issues of Achievers Magazine during this period, of which there is no assurance.

Internal and External Sources of Liquidity

At October 31, 2007, we had no cash on hand.  In order to satisfy our anticipated cash requirements, we will rely upon director loans.  We intend to look to our directors to provide loans of approximately $50,000.  While our president, Arto Tavukciyan, has indicated that he is prepared to loan funds to us in order to sustain operations, we do not have any binding commitment in this regard.

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

Results Of Operations for the Three-Month Period Ended October 31, 2007

We did not earn any revenue from our operations during the three-month period ended October 31, 2007.  We incurred operating expenses in the amount of $33,011, plus a loss from foreign currency translation of $628.  Our operating expenses were comprised of $17,308 in accounting and audit fees, $7,364 in executive compensation, $4,418 in rent, $2,518 in bank charges and interest, $723 in telephone expense and $680 in office and administration fees.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on October 31, 2007.  This evaluation was conducted by our chief executive officer and principal accounting officer, Arto Tavukciyan.

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

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

ITEM 2.   CHANGES IN SECURITIES

The Company did not issue any securities during the quarter ended October 31, 2007.

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

Achievers Magazine Inc.

DATED: December 6, 2007	By:	/s/ Arto Tavukciyan
Arto Tavukciyan
President