Form 10KSB
period 2007-12-31
China Carbon Graphite Group, Inc.
filed 2008-04-14
CIK 1284450

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-114564

CHINA CARBON GRAPHITE GROUP, INC.
(Name of small business issuer as in its charter)

Nevada	98-0550699
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Chin Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China

(Address of principal executive offices)

(86) 474-7209723

(Issuer's telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its most recent fiscal year: $25.4 million

The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $3,643,952 as of March 31, 2008; based on the average of the closing bid and ask price of $1.30 per share on that date.

As of March 31, 2008, the registrant had outstanding 12,218,412 shares of its Common Stock, par value $0.001 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format YES ☐ NO ☒

CHINA CARBON GRAPHITE GROUP, INC.
2007 ANNUAL REPORT ON FORM 10-KSB

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

References in this annual report to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc. and its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”), Xinghe Yongle Carbon Co., Ltd. (“Yongle”), and Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), which is variable interest entity under contractual arrangements with us whose financial statements are consolidated with ours, unless the context specifically states or implies otherwise.

Through Xingyong, we are engaged in the manufacture of products manufactured from graphite. Our main products are graphite electrodes, fine grain graphite and high purity graphite. Graphite electrode is a conducting material used for electric arc furnaces in the manufacture of steel and smelting alloy steel, brown alumina, yellow phosphorus, or other metals. Fine grain graphite is widely used in smelting for colored metals and rare-earth metal smelting as well as the manufacture of molds. High purity graphite is used in metallurgy, mechanical industry, aviation, electronic, atomic energy, chemical industry, food industry and a variety of other fields.

Organization

We were incorporated in Nevada under the name Achievers Magazine Inc. on February 13, 2003.  By a share purchase agreement dated March 31, 2003, we acquired all of the stock of Achievers Publishing Inc. from Arto Tavukciyan and John Plaschinski by issuing 1,344,000 shares of common stock to Mr. Tavukciyan and 160,000 shares of its common stock to Mr. Plaschinski. On December 17, 2007, in connection with the reverse acquisition, we transferred all of the stock in our former subsidiary, Achievers Publishing, to Mr. Tavukciyan.

Xinghe Xingyong Carbon Co., Ltd. was organized under the laws of the People’s Republic of China (“PRC”) in December 2001. Xingyong’s business was formerly operated as a state-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company named Xinghe Xingye Carbon Co., Ltd. In December 2001, Denyong Jin and Benhua Du organized Xingyong to acquire the business of Xinghe Xingzhi Carbon Co., Ltd. by paying $7,510,000, which was funded by Mr. Jin, and by assuming bank loans in the amount of $2,970,000.

Talent was incorporated under the laws of the British Virgin Islands on February 1. 2007, and Talent formed Yongle as a wholly foreign owned enterprise under the laws of the PRC on September 18, 2007.

Yongle entered into a series of agreements with Xingyong which we believe give us effective control over the business of Xingyong. Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. These agreements are described under “Contractual Agreements with Xingyong.”

Our executive offices are located c/o Xinghe Yongle Carbon Co., Ltd., 787 Xicheng Wai, Chengguantown, Xinghe County, Inner Mongolia, China, and our telephone number is (86) 474-7209723. Our website is www.xyts.com. Information on our website or any other website is not a part of this report.

Reverse Acquisition

On December 17, 2007, we, then known as Achievers Magazine Inc. (“Achievers”), acquired Talent in a transaction in which we issued 9,388,172 shares of common stock to Sincere Investment (PTC) Ltd., the former stockholder of Talent, and purchased 5,344,000 shares of common stock from our then-principal stockholders, Arto Tavukciyan and Lyndon Grove. . Out of the 5,344,000 shares purchased from the Mr. Tavukciyan and Mr. Grove, 4,344,000 shares were cancelled and 1,000,000 shares were placed in escrow, to be released from escrow when we made two payments of $400,000 (including $50,000 in finder’s fees) to the two parties on each of March 31, 2008 and June 30, 2008. The first payment was made and 500,000 shares are being cancelled.

The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Talent is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Talent of us, with the issuance of stock by Talent for the net monetary assets of Achievers. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of Talent, which is treated as the acquiring party for accounting purposes. Since Talent and Yongle were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of Xingyong. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere are deemed to be outstanding as of December 31, 2005.

December 2007 Private Placement

On December 14, 2007, we entered into the following agreements and consummated the following transactions:

We entered into a securities purchase agreement dated December 14, 2007 with XingGuang Investment Corporation Limited (“XingGuang”) pursuant to which XingGuang purchased, for $1,200,000, our 3% promissory note in the principal amount of $1,200,000, which, upon the filing of a restated certificate of incorporation and a statement of designation for the series A preferred stock, as described below, becomes automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs at the closing and prior to the closing, XingGuang has paid at least $217,000 of expenses relating to the reverse acquisition on our behalf. XingGuang is to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. Prior to filing the restated certificate of incorporation and a statement of designation, the note may be converted into 1,200,499 shares of common stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share.

The certificate of designation for the series A preferred stock provides that:

•	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.00, subject to adjustment.

•
While the series A preferred stock is outstanding, if we issue common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less then the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

•
While the Series A Preferred Stock is outstanding, without the approval of the holders of 75% of the outstanding shares of Series A Preferred Stock, we may not pay cash dividends or other distributions of cash, property or evidences of indebtedness, and we shall not redeem any shares of Common Stock.

•	No dividends are payable with respect to the series A preferred stock.

•
Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the series A preferred stock are entitled to a preference of $1.00 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the series A preferred stock upon voluntary or involuntary liquidation, dissolution or winding-up. In the event that the XingGuang fails to make any of the payments due pursuant to the securities purchase agreement, the amount of the total liquidation payments shall be reduced by the amount of the shortfall.

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to December 17, 2008 and thereafter the holders may make a cashless exercise only if the underlying shares are not covered by an effective registration statement.

Pursuant to the purchase agreement, in addition to the foregoing:

•
Our directors approved an restatement of our articles of incorporation which would change our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and include a statement of designations of the rights of the holders of the series A preferred stock.

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to June 16, 2008) and declared effective by the SEC not later than August 13, 2008. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

Contemporaneously with the transactions described above, seven investors purchased 1,751,900 shares of common stock from a group of our stockholders in a private purchase. This purchase, while separate from the reverse acquisition, was a condition to our consummation of the exchange agreement.

Corporate Structure

We own all of the capital stock of Talent, which owns all of the capital stock of Yongle. Yongle has a series of contractual agreements with Xingyong.

The following chart summarizes our organizational and ownership structure.

Our Business

We are a holding company, and all of our operations are conducted by our Chinese subsidiary, Yongle, and our affiliate, Xingyong, a variable interest entity whose financial statements are consolidated with ours. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through Xingyong. Xingyong has the licenses and approvals necessary to operate its business in the PRC. We have contractual arrangements with Xingyong and their respective stockholders pursuant to which we provide these companies with technology consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence these companies’ daily operations and financial affairs, appoint their senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Xingyong, we are considered the primary beneficiary of Xingyong. Accordingly, we consolidate the results, assets and liabilities of the Xingyong in our financial statements.

Contractual Agreements with Xingyong

Prior to the reverse acquisition our business was conducted by Xingyong. Xingyong is a separate corporation organized under the laws of the PRC and is owned by Dengyong Jin. Under the laws of the PRC, either Yongle or Talent can directly acquire Xingyong as long as they have sufficient capital. Yongle entered into a series of agreements with Xingyong which we believe give us effective control over the business of Xingyong. The business described in this Form 10-KSB is the business that was conducted by Xingyong prior to the reverse merger.

Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On December 14, 2007, we entered into the following contractual arrangements:

Operations Agreement

Pursuant to the business operations agreement, a business relationship has been established between Yongle and Xingyong by entering into an exclusive technical consulting and services agreement, under which Xingyong is to make 80%-100% revenue and profit payments to Yongle based upon annual negotiation, and subsequently the daily operation of Xingyong will have a material impact on its payment capacity to Yongle. In order to ensure Xingyong’s performance of the agreements between Yongle and Xingyong and all its obligations to Yongle, the shareholders of Xingyong jointly confirmed and agreed that Xingyong will not conduct any transaction which may materially affect its assets, obligations, rights or the company’s operation unless a prior written consent from Yongle or a third party appointed by Yongle has been obtained.

Option Agreement

Pursuant to the option agreement, Yongle was granted an exclusive option to purchase from Dengyong Jin and Benhua Du all of their equity interests in Xingyong at the lowest price permitted by PRC laws applicable at the time of exercise of such option right. Yongle was granted the option right immediately after the execution of the option agreement, and such option right cannot be revoked or amended during the term of the Agreement. Yongle may exercise part or full option anytime during the term of the option agreement. The option agreement has a term of 10 years.

Share Pledge Agreement

Under the share pledge agreement, Dengyong Jin and Benhua Du pledged 100% of their equity interest in Xingyong to Yongle to guarantee Xingyong’s performance of its obligations under all other related agreements by and between Yongle and Xingyong. Neither Dengyong Jin, Benhua Du or Xingyong may transfer any of the pledged shares without the permission of Yongle.

Exclusive Technical and Consulting Services Agreement

Under the exclusive technical and consulting services agreement between Yongle and Xingyong, Yongle agrees to provide relevant technical consulting and services to Xingyong and Xingyong shall not accept any other technical consulting and services from any third party without the consent of Yongle. In addition, Yongle shall be the sole and exclusive owner of all rights, title, interests and intellectual property rights arising from the performance of the exclusive technical and consulting services agreement. The parties to the agreement also agree to take reasonable measures to protect and maintain the confidentiality of any confidential data and information that may be disclosed to or acquired by them in connection to them in the exclusive consulting and services provided therein.

Industrial Uses of Graphite

Graphite is considered to be the purest form of carbon. We manufacture our graphite products by using a high temperature process whereby the heavy hydrocarbons are broken down into simpler molecules. The resulting product provides us with a pure grade of carbon which we use to make our products. Graphite is valued for its good conductivity of heat and electricity and high refractoriness. The utility of graphite is dependent largely upon its type.

There are three principal types of natural graphite, each occurring in different types of ore deposit:

•	Crystalline flake graphite (or flake graphite for short) occurs as isolated, flat, plate-like particles with hexagonal edges if unbroken and when broken the edges can be irregular or angular.

•
Amorphous graphite occurs as fine particles and is the result of thermal metamorphism of coal, the last stage of coalification, and is sometimes called meta-anthracite. Very fine flake graphite is sometimes called amorphous in the trade.

•
Lump graphite (also called vein graphite) occurs in fissure veins or fractures and appears as massive platy intergrowths of fibrous or acicular crystalline aggregates, and is probably hydrothermal in origin.

We use crystalline flake graphite and amorphous graphite, and we do not use lump graphite.

All grades of graphite, especially high grade amorphous and crystalline graphite having colloidal property (i.e., they remain in suspension in oil) are used as lubricants. Graphite has an extraordinarily low co-efficient of friction under most working conditions. This property is invaluable in lubricants. It diminishes friction and tends to keep the moving surface cool. Dry graphite as well as graphite mixed with grease and oil is utilized as a lubricant for heavy and light bearings. Graphite grease is used as a heavy-duty lubricant where high temperatures may tend to remove the grease.

The flake type graphite is found to possess extremely low resistivity to electrical conductance. The electrical resistivity decreases with the increase of flaky particles. The bulk density decreases progressively as the particles become the mixture has more flaky particles. Because of this property in flake graphite, it finds a large use in the manufacture of carbon electrodes, plates and brushes required in the electrical industry and dry cell batteries. In the manufacture of plates and brushes, however, flake graphite has been replaced to some extent by synthetic, amorphous, crystalline graphite and acetylene black. Graphite electrodes serve to give conductivity to the mass of manganese dioxide used in dry batteries.

Graphite crucibles are manufactured by pressing a mixture of graphite, clay and sand and fixing the pressed article at a high temperature. They are used for melting non-ferrous metals, especially brass and aluminum. Coarse-grained flake graphite from Malagasy is regarded as standard for crucible manufacture.

Flake graphite containing 80-85% carbon is used for crucible manufacture; 93% carbon and above is preferred for the manufacture of lubricants, and graphite with 40 to 70% carbon is utilized for foundry facings. Natural graphite, refined or otherwise pure, having a carbon content not less than 95% is used in the manufacture of carbon rods for dry battery cells.

Currently, artificially prepared graphite has replaced natural graphite to a great extent. Artificial graphite is prepared by heating a mixture of anthracite, high grade coal or petroleum coke, quartz and saw-dust at a temperature of 3000ºC, out of contact with air. Graphite carbon is deposited as residue. Manufactured graphite is also used for making furnace electrodes and for modes in the manufacture of chlorine and caustic soda.

A considerable quantity of graphite is used in foundry-facing to prevent the molding sands from adhering to cast articles. Here too, flake graphite is preferred. Dust or powder of flake, crystalline-graphite are also used.

Graphite bricks of high purity are used as moderators in an atomic reactor. In the nuclear field graphite is a good and convenient material as a moderator but this is only true if the graphite is low in certain neutron absorbing elements notably boron and the rare earths and is of consistent quality particularly with regard to density and orientation.

Other uses of graphite are in the manufacture of paints and pencils. Finely powdered lump graphite of 70% purity is generally employed in paint manufacture. Graphite is a great water repellent and thus makes an ideal protective coating for wood.

Amorphous graphite is generally used in the manufacture of lead for pencils. The suitability of graphite for this purpose is judged by the dark streak it leaves on the paper. It is best done by amorphous graphite. The finer the powder the darker is the smear. The blackness of the smear decreases with increase in flakiness of the graphite. Synthetic graphite, though it has less ash content and a fine particle size, produces very little smears and so it is unsuitable for pencil manufacture.

Raw Materials

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase most of our raw materials from domestic Chinese suppliers. Although we do not have any long-term contacts for raw materials, any increase in prices of raw material will affect the price at which we can sell our product. We believe that alternative suppliers are available on reasonable terms.

Marketing and Sales

We have a marketing staff of ten persons, who market primarily to wholesale customers, and, to a lesser extent, end users in the PRC. Our marketing effort is oriented toward working with wholesale accounts, many of which market our products in the international market. We believes that we need to satisfy the different needs of our clients by expanding our line of products. Due to international demand, we are focused on expanding its existing graphite varieties.

We have no customers that accounted for 10% or more of our net sales for the years ended December 31, 2007 or 2006. Our top ten domestic customers accounted for approximately 64% of our net sales for the year ended December 31, 2007.

We do not have any long-term contracts with any of our customers. We sell from inventory or manufacture pursuant to purchase orders.

Research and Development

We have a technology cooperation agreement with Hunan University, which we believe is the only university in the PRC that offers a major in carbon studies. The agreement provides that the university provides the basic research and we perform the experiments. We also have an informal relationship with Qunghua University. We are engaged in research and development with respect to the development of high purity graphite with a diameter of 840 mm. The normal size is in the ranges of 400 mm, and we offer products with a diameter of 600 mm. A diameter of more than 840 mm and a purity of more than 99.9999% are threshold requirement for high purity graphite for use in nuclear power reactors. Our research and development expenses have not been significant to date.

Intellectual Property

We acquired the underlying intellectual property rights when we acquired the business of Xinghe Xingye Carbon Co., Ltd. in 2002.

We hold one Chinese patent, Patent No IL: 2004 1 0044348.7, for high-density, high strength and wear-resistant graphite material and the production of this material.

Competition

We compete with a number of domestic and international companies that manufacture graphite products. Because of the nature of the product that we sell, we believe that the reputation of the manufacturer and the quality of the product may be as important as price.

In addition to a number of domestic firms, there are three major international firms that offer competing products. They are SGL Group, Toyo Tanso and Poco Graphite. SGL Group is considered one of the world’s leading manufacturers of carbon-based products. In 1974, Toyo Tanso became the first company in Japan to develop isotropic graphite, significantly expanding the possibilities of carbon use. Its products are now widely used in a variety of cutting edge technology fields, including the semi-conductor and aerospace industries. Poco Graphite’s products are produced for the semiconductor and general industrial products, biomedical, glass industry products and electrical discharge machining (EDM) markets.

We believe that we offer high quality fine grain and high purity graphite products, and the market demand for these products is greater than the supply. We believe that there is a market shortage of 50,000 tons for high power electrode and a shortage of 50,000 tons of ultra high power electrode. We believe that there is an increasing demand for high purity graphite with the diameter of more than 600 mm, which we offer.

Government Regulations

Environmental Regulations

Xingyong, which manufactures our products, is subject to Chinese and regional environmental laws and regulations. Our refineries and related water treatment systems are built under rigorous government criterion, and we received a manufacturing license from the government department of environmental protection. Xingyong has passed environmental impact assessment by local environment authorities. We believe that we and Xingyong are in compliance in all material respects with all environmental protection laws and regulations.

Regulations Governing Electrical Equipment

Our products are subject to regulations that pertain to electrical equipment, which may materially adversely affect our business. These regulations influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in the PRC. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Business License

We believe that we and Xingyong have the necessary business licenses to conduct our operations in China.

Circular 106 Compliance and Approval

On May 31, 2007, the SAFE issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. However, since the owners of Xingyong, Dengyong Jin and Benhua Du, were not stockholders of Talent, and Talent’s sole stockholder was not a resident of the PRC, no SAFE application was required to be filed for Talent to establish its offshore company, Yongle, as a “special purpose vehicle” for any foreign ownership and capital raising activities by Xingyong.

 Employees

As of December 31, 2007, we had 550 full time employees, of whom 466 were in manufacturing, 36 were technical employees, who were also engaged in research and development, 38 were executive and administrative and ten were sales and marketing.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China (Circular 75) in October 2005, and also promulgated its internal implementing guidelines (Notice 106) in June 2007. These regulations require that a PRC resident shall apply for the registration of foreign exchange of investment offshore at the local or State Administration of Foreign Exchange before establishing or controlling an offshore special purpose company. If a PRC resident transfers his properties or equities of a domestic enterprise to the offshore special purpose company, or seeks equity financing offshore after the transference of properties or equities to the offshore special purpose company, he shall file a modification registration.

We believe we comply with the applicable regulations. The owner of Xingyong, Dengyong Jin, was not a stockholder of Talent. Talent’s sole stockholder was not a resident of the PRC. We cannot assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Since the revenue we generate from Xingyong is subject to annual negotiation, our profitability may be determined by our chief executive officer.

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is to make 80%-100% revenue and profit payments to Yongle based upon annual negotiation. Dengyong Jin is our chief executive officer as well as the principal stockholder of Xingyong. As a result, Mr. Jin will have the power to determine the percentage of Xingyong’s revenue or profit that is payable to us.

Our principal stockholder has the power to control our business.

Our principal stockholder, Sincere, owns 71% of our common stock as of March 31, 2008. As a result, Sincere has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.

If our lenders demand payment when our notes are due, we may have difficulty in making payments, which could impair our ability to continue in business.

At December 31, 2007, we had outstanding bank loans of $5.3 million and other loans of $684,000, all of which are due in June 2008. In addition, we owed $4.5 million to our chief executive officer and principal stockholder of Xingyong, Dengyong Jin which is payable on demand. In connection with the reverse acquisition, we issued a promissory note for $700,000 and we owe a $100,000 finders’ fee in connection with the transaction. These payments are due in two installments totaling $400,000 each, which are due on March 31, 2008 and June 30, 2008, and payments are secured by 1,000,000 shares of common stock that we purchased from the former principal stockholders of Achievers. These loans exceed our working capital, which was $5.8 million at December 31, 2007. Further, our current assets are principally accounts receivable ($6.2 million) and inventory ($14.6 million). As a result, if the lenders demand payment when due, we may not be able to raise the necessary cash to enable us to pay the loans from working capital and we cannot assure you that we will be able to obtain financing from other sources. The bank loans are secured by a lien on our fixed assets and land use rights. If we were unable to pay the loans, either from our cash or from funds obtained from other sources, or if the bank foreclosed on the collateral, we would be unable to continue in business.

We may need to raise additional capital which may not be available on acceptable terms or at all.

At December 31, 2007, we had working capital of approximately $5.8 million. Since we have no credit facilities, the only funding presently available to us is cash flow from operations. Our capital requirements in connection with the development of our business are significant. During the fiscal year ended December 31, 2007, we spent approximately $2.4 million for the purchase of fixed assets for our business, of which $2.03 million was used to purchase land use rights and $403,000 was used to purchase equipment. We will continue to require additional funds for working capital, to continue research, development and testing of our technologies and products, and to market our products and to make the payments totaling $1.2 million in connection with the reverse acquisition. The inability to obtain additional capital may reduce our ability to develop our business. If we are unable to obtain additional financing, we will likely be required to curtail or significantly reduce our expansion plans. Further, any additional equity financing may involve substantial dilution to our then existing stockholders.

If we raise additional capital the value of your investment may decrease.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and any equity securities that we issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Because our products are marketed both in the domestic and international markets, we are subject to both domestic and international competition.

We face competition from both Chinese companies and from international companies, many of which are better known and have greater financial resources than we have. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. Three of our international competitors also may have a greater ability to attract and retain users than we do because they are engaged in major markets of general industrial products and cutting edge technology fields. If our competitors are successful in providing similar or better graphite products or make their services easier to access, we could experience a decline in demand for our products.

Because the end users of graphite products seek products that incorporate the latest technological development, including increased thickness and purity, our failure to offer such products could impair our ability to market our products.

Our products are either used in the manufacturing process for other products, particularly metals, or for incorporation in products or processes. The end users typically view factors as both the purity of the graphite and the thickness of graphite rods as key factors in making a decision as to which products to purchase. Accordingly, our failure or inability to offer products manufactured with the most current manufacturing technology could impair our ability to make sales.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

We do not maintain any business insurance, including insurance against property damage or general or product liability. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  Further, although we do not have any plans to make any acquisitions, it is possible that we may expand our operations through acquisitions. Our ability to successfully develop our business requires an effective planning and management process, especially in view of the international nature of our business. The planned development of our business will place a significant strain on our management and our resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

An increase in the cost of raw materials will affect sales and revenues.

Any increase in the prices of raw materials will affect the price at which we can sell our product. We have no long term supply contracts, so the prices at which we purchase raw materials are based on the market price at the time. As a result, any increase in our suppliers’ costs would be passed on to us. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We depend on third parties to market our products in the international market.

Although the market for graphite products is international, most of our products are sold to companies in the PRC. We do not have any offices outside of the PRC, and we depend on other companies to market our products in the international market. As a result, we are dependent upon third parties, over which we have no control, to develop and implement an international marketing effort. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products which would, in turn, affect our net sales.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We sell our products pursuant to purchase orders and we do not have long-term contracts with any customers. As a result, we must continually seek new customers for our products and seek to obtain follow-up and increased orders from existing customers. As a result, we cannot assure you that we have a continuing stream of revenue from any contract. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

We rely on energy and transportation services or others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

We face intense competition, and many of our competitors have substantially greater resources than we have.

We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. Many competitors have production lines that allow them to produce more sophisticated and complex devices than we currently offer and to offer a broader range of display devices. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets. We might lose some of our current or future business to these competitors or be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability.

 If we fail to obtain all required licenses, permits, or approval, we may be unable to expand our operations.

Before we can develop certain products, we must obtain a variety of approvals from local and municipal governments. There no assurance that we will be able to obtain all required licenses, permits, or approvals from government authorities. If we fail to obtain all required licenses, permits or approvals, we may be unable to expand our operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

Although we have no present plans for any acquisitions, in the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may be required to pay liquidated damages if we do not register shares of common stock issuable upon conversion of series A preferred stock or warrants issued in the December 2007 private placement or if we do not have a board consisting of a majority of independent directors.

The registration rights agreement which we executed in connection with the December 2007 private placement requires us to file a registration statement with the SEC by March 16, 2008 (subsequently extended to June 16, 2008) and have the registration statement declared effective by the SEC not later than August 13, 2008. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares.

The securities purchase agreement relating to the December 2007 private placement requires us to pay liquidated damages (i) if we fail to have a majority of independent directors 90 days after the closing or (ii) thereafter, if we subsequently fail to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock.

Because the holder of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

The holders of our warrants issued in our December 2007 private placement have cashless exercise rights, which provide them with the ability to receive common stock with a value equal to the appreciation in the stock price over the exercise price of the warrants being exercised. This right is not exercisable prior to December 17, 2008 and thereafter it is only exercisable if the underlying shares are not subject to an effective registration statement. To the extent that the holders exercise the cashless exercise rights, we will not receive any proceeds on exercise of warrants.

Failure to repay our loans can hinder our business operations and profitability.

We have financed our business primarily from short-term bank loans and, to a lesser extent, from borrowings from our chief executive officer, Dengyong Jin. The bank loans, which are secured by a security interest on our fixed assets and land use rights or guaranteed by a third party, mature in June 2008. At December 31, 2007, these loans totaled approximately $6 million. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted. The failure of the banks to continue to extend credit or to demand payment of a significant amount of our loans could impair our ability to operate profitably.

Risks Related to Doing Business in China

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China (Circular 75) in October 2005, and also promulgated its internal implementing guidelines (Notice 106) in June 2007. These regulations require that a PRC resident shall apply for the registration of foreign exchange of investment offshore at the local or State Administration of Foreign Exchange before establishing or controlling an offshore special purpose company. If a PRC resident transfers his properties or equities of a domestic enterprise to the offshore special purpose company, or seeks equity financing offshore after the transference of properties or equities to the offshore special purpose company, he shall file a modification registration.

Since the owners of Xingyong, Dengyong Jin and Benhua Du, were not stockholders of Talent, and Talent’s sole stockholder was not a resident of the PRC, no SAFE application was required to be filed for Talent to establish its offshore company, Yongle, as a “special purpose vehicle” for any foreign ownership and capital raising activities by Xingyong.   However, there is uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us. As a consequence, we cannot predict how it will affect our business operations or future strategies.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our competitive position.

Our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us, as well as its ability to control prices, including the price of coal, which is a principal raw material for our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. Further, there is no private ownership of land in China. Rather, land is owned by the government and the government issues land use rights. Although the land use rights are transferable, it is necessary to obtain government approval for a transfer. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies, policy interpretations, imposition of confiscatory taxation, restrictions on currency conversion, exports, devaluations of currency, the nationalization or other expropriation of private enterprises in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products in both the Chinese and international markets.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately 2.1% appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and most of our expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our ordinary shares. Under China’s existing foreign exchange regulations, we are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions. Foreign exchange transactions by Yongle under the capital account continue to be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the SAFE. In particular, if Yongle borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance Yongle by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of Yongle to obtain foreign exchange through debt or equity financing.

We do not carry property or casualty insurance and as a result any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Any business property loss, natural disaster or litigation might result in substantial costs and diversion of resources.

If our favorable tax treatment is overturned, we may be subject to significant penalties.

On March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new income tax unifies the corporate income tax rate of domestic enterprise and foreign investment enterprises to 25%.

For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. While the new tax law equalizes the income tax rates for foreign companies and domestic companies, preferential tax treatment would continue to be given to companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government, whether foreign companies or domestic companies.

In addition, according to the Enterprise Income Tax Law and its implementation rules, effective January 1, 2008, any dividends payable to us by our Yongle will be subject to the PRC withholding tax at the rate of 10%. Currently, any such dividends are not subject to any PRC withholding tax. If Yongle pays any dividends to us in the future, our consolidated results of operations and our ability to pay dividends may be adversely affected.

The new tax law provides only a framework of the enterprise tax provisions. Even with the promulgation of its implementation rules, the new tax law still leaves many details on the definitions of numerous terms as well as the interpretation and specific application of various provisions unclear and unspecified. Because clear implementation and requirement rules or guidelines for the new tax law have not yet been promulgated, we cannot assure you that our Wuhan, China subsidiary will maintain its preferential tax status.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the U.S. or to our stockholders.

A downturn in the economy of China may affect our ability to sell our products in both the domestic Chinese market and the international market.

Although most of our sales are in the international market, we are seeking to meet what we see as an increasing demand and market in China local market for medium to high quality faucet products. However, the growth of the Chinese economy has been uneven across geographic regions and economic sectors, and economic growth does not continue unabated indefinitely. Any downturn in the Chinese economy or in the residential real estate marker may have a negative effect on our business.  Further, a downturn in the Chinese economy could result in the implementation of government policies that have the effect of increasing the cost of our products in the international market.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements relating to the purchase of raw materials, the manufacture of our products and the distribution of our products within China, as well as our agreements with Xingyong. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our agreements could result in a significant loss of business, business opportunities or capital.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and our officers and directors will reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Because our funds are held in banks that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

Risks Related to Ownership of our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “CHGI.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

We have amended our articles of incorporation to provide for a class of preferred stock and to give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock, create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires the broker or dealer to approve a person’s account for transactions in penny stocks and dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and receive a signed agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The issuance and sale of the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, the 7,200,499 shares of common stock so issuable would constitute approximately 37% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provision of the registration rights agreement. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

ITEM 2. DESCRIPTION OF PROPERTY

There is no private ownership of land in the PRC. The government grants transferable land use rights, which grant the right to use the land for a specified time period, generally 50 years, but sometimes for a different term. We have the land use rights to an area of 1,207,388 square feet in Xinghe County, Inner Mongolia, China, on which we have a 263,501 square feet building that we use for manufacturing and office space. The land use right was granted in 2002 and has a term of 50 years from the date of grant.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 17, 2007, our sole stockholder approved a restatement of our articles of incorporation which changed our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and include a statement of designations of the rights of the holders of the series A preferred stock. On December 21, 2007, our sole shareholder also appointed Lizhong Gao as Chairman and Director.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol “CHGI.” The stock has been quoted since February 2007. However, other than nominal reported sales of our common stock in February and March 2007, as of December 31, 2007, there have been no reported trades since March 2, 2007. Since January 3, 2008, our common stock has resumed trading and the last reported bid price for the common stock as of March 31, 2008 was $1.30.

Shareholders

As of March 31, 2008, we had approximately 23 shareholders of record of our common stock. Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 Saint Rose Parkway, Suite 304, Henderson, NV, and its telephone number is (702) 974-1444.

Dividend Policy

We have no equity compensation plans under which our securities may be issued. We also do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for future operation and expansion. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board may deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements.”

Overview

China Carbon Graphite Group Inc, formerly Achievers Magazine Inc, was incorporated on February 13, 2003 under the laws of the State of Nevada. As a result of the Share Exchange Transactions that were completed on December 17, 2007, Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, became our wholly-owned subsidiary. Talent is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the Peoples’ Republic of China (the “PRC”). Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”).

Xingyong was organized under the laws of the PRC in 2002. Xingyong’s business was formerly operated as a state-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company named Xinghe Xingye Carbon Co., Ltd. In December 2001, Mr. Jin organized Xingyong to acquire the business of Xinghe Xingye Carbon Co., Ltd. by paying RMB 55,600,000 (approximately US$7,900,000). Mr. Jin funded RMB 33,750,000 (approximately US$4,800,000) and the company obtained bank loans in the amount of RMB 21,950,000 (approximately US$3,100,000).

From December 2001 until the reverse acquisition on December 17, 2007, our business was conducted by Xingyong, and this discussion relates to the business, financial condition and results of operations of Xingyong. We develop, manufacture and market graphite products. Our main products include graphite electrode, fine grain graphite and high purity graphite. We produce all of our products in China. Our products are generally used either as a component in other products, as an element of a facility or in the manufacturing process of other products. We sell our products to distributors who sell to producers of in both the domestic Chinese market and the international market. We do not sell products directly to the end users.

Although our products are sold in the international market, substantially all of our sales are to Chinese firms that may, in turn, sell the products in the international market. We believe that our products are not subject to export restrictions.

In accordance with the relevant Chinese rules and regulations on management of foreign exchange, the foreign currency generated from sales of our products outside of China is brought into China and sold to designated banks instead of depositing it in banks out of the PRC without authorization. In addition, we have to buy foreign currency from designated banks upon the strength of commercial bills when paying current expenditures with foreign currency. In addition, all of our transactions undertaken in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of China. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of purity. We purchase most of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts for raw materials, any increase in prices of raw material will affect the price at which we can sell our product. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins. The laws of the PRC give the government broad power to fix and adjust prices. Although the government has not imposed price controls on our raw materials such as coal, gas, oil, electricity and/or water or on our products, it is possible that such controls may be implemented in the future. Since most of our sales are made to domestic companies, our gross margins can be affected by any price controls imposed by the government of the PRC.

Prior to December 17, 2007, we were a private company, and we did not have the expenses of a public company. As a result, we expect to incur significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls.

For the five years from 2003 through 2007, we received a 100% tax holiday from the regional government for enterprise income tax. As a result, we paid no enterprise income tax for those years. Commencing in 2008, we will be required to pay the tax, which is assessed at the rate of 25% for Yongle for at least 5 years and 16.5% after a 50% tax holiday for Xingyong for another 5 years.

Our internal financial statements are maintained in RMB. The financial statements included in this Form 8-K are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Variable Interest Entity

Commencing with the reverse acquisition on December 17, 2007, Yongle has an agreement with Xingyong pursuant to which it manages the business of Xingyong and the profit of Xingyong is paid to Yongle. Xingyong is owned by Mr. Jin, who is Yongle’s and our chief executive officer. Xingyong is treated as a variable interest entity and its financial statements are included as part of our consolidated financial statements under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title. Pursuant to China’s VAT rules and regulations, as an ordinary VAT taxpayer we are subject to a tax rate of 17% (“output VAT”). The output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”). We have been granted an exemption from VAT by the Xinghe County People’s Government and Xinghe Tax Authority on some products for which an exchange agreement is in place for raw materials and fuel.

Comprehensive Income

We have adopted Statements of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. We have chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. With the approvals of the Xinghe County Government, we received a 100% tax holiday from enterprise income taxes from 2003 through and including 2007.

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which will take effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25 percent except a 15 percent corporate income tax rate for qualified high and new technology enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually become subject to the new tax rate within five years after the implementation of this law.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2007 and 2006.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We own the land use right for 2,356,209 square feet, of which 290,626 square is occupied by our facilities, for a term of 50 years, beginning from issuance date of the certificates granting the land use right. We record the property subject to land use rights as intangible property.

Each intangible assets are reviewed periodically or more often if circumstances dictate, to determine whether its carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the amortization periods to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through December 31, 2007 has not been significant.

Value added tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products, raw materials used in the production of the Company’s finished products, and payment of freight expenses can be used to offset the VAT due on sales of the finished product. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company paid VAT and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes that are determined to be late or deficient. In the event that a tax penalty is assessed on late or deficient payments, the penalty will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R) as the Company had not outstanding share awards as of the date of adoption and has not issued any share-based awards during 2006.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect its implementation to be material to its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2008 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006.

The following table sets forth information from our statement of operations for the years ended December 31, 2007 and 2006, in dollars (in thousands) and as a percentage of sales:

	Year Ended December 31,
	2007		2006
			% of
	Dollars	Percent	Dollars	Percent
SALES	$25,357	100.00%	$17,199	100.00%

COST OF SALES	20,447	80.64%	13,234	76.90%

GROSS PROFIT	4,910	19.36%	3,965	23.10%

OPERATING EXPENSES	1,261	4.97%	903	5.30%

INCOME FROM OPERATIONS	3,649	14.39%	3,062	17.80%

Interest Expense	495	1.95%	422	2.50%

OTHER INCOME,	441	1.74%	42.24%

INCOME BEFORE PROVISION FOR INCOME TAXES	3,594	14.17%	2,681	15.60%

PROVISION FOR INCOME TAXES	0	0.00%	0	0.00%

NET INCOME	3,594	14.17%	2,681	15.60%

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,795	7.08%	799	4.65%

COMPREHENSIVE INCOME	$5,389	21.25%	$3,480	20.20%

Sales. During the year ended December 31, 2007, we had sales of $25.4 million , as compared to sales of $17.2 million for the year ended December 31, 2006, an increase of $8.2 million or approximately 47%. This increase resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers.

Cost of sales; gross margin. During the year ended December 31, 2007, our cost of sales was $20.4 million, as compared to cost of sales of $13.2 million during the year ended December 31, 2006, an increase of $7.2 million, or approximately 55%. The increase in cost of sales was greater than the increase in sales. As a result, although our gross profit increased $0.95 million, or approximately 23%, our gross margin decreased from 23.1% in the year 2007 to 19.4% in the year 2006. The reduction in gross profit resulted from increases in the cost of raw material, which the Company was not able to pass along to customers.

Depreciation and amortization expense. Depreciation amounted to $1.08 million in 2007 and $974,000 in 2006, of which $1.06 million for 2007 and $957,000 for 2006 is included in cost of sales and $16,000 for 2007 and $17,000 for 2006 is included in operating expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $1,261,000 for the year ended December 31, 2007, as compared to $903,000 for the year ended December 31, 2006, an increase of $358,000 or approximately 39.6%. Selling expenses decreased from $331,000 in fiscal year 2006 to $124,000 in fiscal year 2007. General and administrative expense increased from $556,000 in fiscal year 2006 to $1,121,000 in fiscal year 2007. Depreciation and amortization remained relatively constant, decreasing from $17,000 to $16,000. During the year 2007, demands for our products were high. Customers recognized the effects of inflation on the cost of raw materials, thus they placed their orders in advance. Consequently, selling expenses decreased while sale contracts and production output increased. Increases of general and administrative expenses were due to $400,000 of expenses incurred in connection with the reverse merger, most of which are legal and audit expenses.

Income from operations. For the year ended December 31, 2007, income from operations amounted to $3,648,561 as compared to $3,061,529 for the year ended December 31, 2006, an increase of $587,032 or approximately 19%. This increase was primarily attributable to increased sales in 2007 (minus expenses incurred in connection with the reverse merger).

Other income (expenses). For 2007, other expenses amounted to $54,379 as compared to other expenses of $380,231 for 2006.

In 2006, other expenses consisted of interest expense of $421,981. In 2007, other income consisted of government grants of $440,506. Additionally, in 2007, interest expense for 2007 amounted to $495,448.

Net income. As a result of the factors described above, our net income for 2007 was $3,594,182 ($0.34 per share - basic and diluted), an increase of $912,884 from $2,681,298 ($0.26 per share - basic and diluted) in fiscal 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2007, we had a cash balance of $4,497. These funds are located in financial institutions located as follows:

China	$4,497
USA	0

Total	$4,497

Our working capital position increased $1.9 million to $5.8 million at December 31, 2007 from a working capital of $3.9 million at December 31, 2006.

We have financed our operations principally through short term bank loans and, to a lesser extent, loans from Mr. Jin. At December 31, 2007, we had two bank loans outstanding, totaling $6.0 million, which mature in June 2008. A bank loan in the amount of $5.3 million is due June 10, 2008, bears interest at 8.541% per annum and is secured by a security interest on our fixed assets and land use rights. Another loan, in the amount of $684,000 is due June 20, 2008, and bears interest at 7.227% per annum and is guaranteed by Inner Mongolia Yuansheng Investment Guarantee Corporation. No payment has been made for the guarantee. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

At December 31, 2007, Mr. Jin has advances to us in the amount of $4.5 million. These advances did not bear interest and are due on demand.

In December 2007, in connection with the reverse acquisition, issues notes in the principal amount of $1,200,000 to the investor. Under the terms of the purchase agreement, the investors still owe $800,000 in two installments of $400,000, which are due on March 31, 2008 and June 30, 2008. In connection with the reverse acquisition, issued our promissory note for $700,000 and we owe a $100,000 finders’ fee in connection with the reverse acquisition. These payments are due in two installments totaling $400,000 each, which are due on March 31, 2008 and June 30, 2008. These payments are secured by 1,000,000 of the share of common stock that we purchased from the former principal stockholders of Achievers. These shares are held in escrow, and if we fail to make the required payments, the escrow agent will release the shares to the sellers and the finder.

We require funds for working capital for our operations, in addition to the payments due in connection with reverse acquisition as well as the purchase of additional equipment for our operations. We believe that our working capital, together with the cash flow from our ongoing business will be sufficient to enable us to meet our cash requirements for the next 12 months. Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in the education field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding. Further, in the event that any of our lenders demand payment at the time the loans are due in June 2008, we would require additional financing in order to repay those loans, and we cannot assure you that we will be able to obtain the necessary funding either from another bank or from other sources.

Net cash flow provided by operating activities was $2,865,036 in fiscal 2007 as compared to net cash flow used in operating activities was $566,364 in fiscal 2006, an increase of $3,431,400 . Net cash flow provided by operating activities in fiscal 2007 was mainly due to our net income of $3,594,182, the increase in advances from customers of $2,466,810, an increase in income taxes payable of $30,711, and the add-back of non-cash items of depreciation and amortization of $1,147,316. Net cash flow used in operating activities in fiscal 2006 was mainly due to our net income of $2,681,298, a decrease in other receivable of $1,198,351, an increase in income taxes payable of $111,753 , and the add-back of non-cash items of depreciation and amortization of $973,822.

Net cash flow used in investing activities was $2,434,503 for 2007 as compared to net cash used in investing activities of $193,980 in 2006.

Net cash flow used in financing activities was $648,008 in fiscal 2007 as compared to net cash provided by financing activities of $720,482 for fiscal 2006. For 2007, we repaid advance from related parties $783,356 and notes payable $264,652. In addition, we had convertible notes payable of $400,000. For the year ended December 31, 2006, we received advances from related parties of $495,295 and advances on notes payable of $225,187.

On December 17, 2007, we raised gross proceeds of $1,200,000 from the sale of our 3% promissory note in the principal amount of $1,200,000, which, upon the filing of a restated certificate of incorporation and a statement of designation for the series A preferred stock, as described below, becomes automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs at the closing and prior to the closing, XingGuang has paid at least $217,000 of expenses relating to the reverse acquisition on our behalf. XingGuang is to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. Prior to filing the restated certificate of incorporation and a statement of designation, the note may be converted into 1,200,499 shares of common stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share.

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to December 17, 2007 and thereafter the holders may make a cashless exercise only if the underlying shares are not covered by an effective registration statement.

The purchase agreement pursuant to which we issued the notes includes the following provisions.

•
Our directors approved an restatement of our articles of incorporation which would change our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and include a statement of designations of the rights of the holders of the series A preferred stock.

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to June 16, 2008) and declared effective by the SEC not later than August 13, 2008. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

In connection with the share exchange acquisition of Talent, on December 17, 2007:

(a)
We entered into a buy-back agreement dated December 14, 2007, with Arto Tavukciyan and Lyndon Grove pursuant to which we purchased 5,344,000 shares of common stock from them. Mr. Tavukciyan and Mr. Grove were, at the time of the agreement, the holders of 65.4% of our outstanding common stock. Pursuant to the buy-back agreement:

•
We agreed to pay a purchase price of $700,000 for the shares, for which we issued our promissory note in the principal amount of $700,000, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008.

•	We agreed to pay a finders’ fee of $100,000 to Ventana Capital Partners, payable in installments of $50,000 on each of March 31, 2008 and June 30, 2008.

•	We placed 1,000,000 of the shares of common stock that we purchased in escrow, and the shares are subject to release from escrow under the following conditions:

•
If by March 31, 2008, we shall not have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall release 400,000 shares to the Sellers and 100,000 shares to Ventana.

•
If, by March 31, 2008, we shall have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall deliver 500,000 shares to us for cancellation. The March 31 payments were subsequently made and the shares are being cancelled.

•
If by June 30, 2008, we shall not have made both the second $350,000 payment due pursuant to the note and the second payment of $50,000 to Ventana, the escrow agent shall release 400,000 shares to the Sellers and 100,000 shares to Ventana.

•
If, by June 30, 2008, we shall have made both the second $350,000 payment due pursuant to the note and the second payment of $50,000 to Ventana, the escrow agent shall deliver 400,000 shares to us for cancellation.

•
If the escrow agent is required to deliver some or all of the shares from escrow to the sellers and Ventana and if the market price for our common stock during the ten trading days preceding March 31, 2008 or June 30, 2008, as the case may be, is less than $.80 per share, we are required to deliver additional shares. The number of additional shares shall be determined by multiplying the number of shares to be delivered on such date by $0.80 per share and dividing the result by the market price and subtracting from that number the shares held in escrow that are to be delivered at that time.

•
If, prior to June 30, 2008, we issue shares of common stock at a price which is less than $1.20 per share, we are required to deliver additional shares to the escrow agent. The number of additional shares as shall be determined by multiplying the number of shares of common stock then held in escrow by a fraction, the numerator of which is the number of shares sold by us at a price which is less than $1.20 per share and the denominator of which is 13,000,000. For example, if there are 1,000,000 shares in escrow and we sell 2,600,000 shares at a price which is less than $1.20, we would issue 200,000 shares of common stock to the escrow agent.

•	Achiever’s transferred all of the stock of its wholly-owned subsidiary, Achievers Publishing Inc., a British Columbia corporation, to Mr. Tavukciyan.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$6,000,000	$6,000,000	$-	$-	$-
Convertible debt	800,000	800,000	-	-	-

Total Contractual Obligations:	$6,800,000	$6,800,000	$-	$-	$-

(1)
A bank loan in the amount of $5.3 million is due June 10, 2008, bears interest at 8.541% per annum and is secured by a security interest on our fixed assets and land use rights. Another loan, in the amount of $683,000 is due June 20, 2008, and bears interest at 7.227% per annum and is guaranteed by Inner Mongolia Yuansheng Investment Guarantee Corporation.

(2)
In connection with the reverse acquisition, we issued a promissory note for $700,000 and we owe a $100,000 finders’ fee in connection with the reverse acquisition. These payments are due in two installments totaling $400,000 each, which are due on March 31, 2008 and June 30, 2008, and are secured by 1,000,000 shares of common stock that we purchased from the former principal stockholders of Achievers. These shares are held in escrow, and if we fail to make the required payments, the escrow agent will release the shares to the sellers and the finder.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had $4,917 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB and Euros, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

Inflation. Over the last few years, China’s economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures which it believes will curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements begin on page F-1.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Financial Statements

Consolidated balance sheets	F-4

Consolidated statements of Operations and Comprehensive Income	F-5

Changes in Stockholders’ Equity	F-6

Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. as of December 31, 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. China Carbon Graphite Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of XINGHE XINGYONG CARBON CO. LTD. as adjusted for the effect of the December 17, 2007 recapitalization and subsequent name change to China Carbon Graphite Group, Inc. (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XINGHE XINGYONG CARBON CO., LTD. as adjusted for the effect of the December 17, 2007 recapitalization and subsequent name change to China Carbon Graphite Group, Inc. as of December 31, 2006 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
December 14, 2007
April 10, 2008 as to the rollback effect of the December 17, 2007 recapitalization and subsequent name change to China Carbon Graphite Group, Inc.

FINANCIAL STATEMENTS

China Carbon Graphite Group, Inc.
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$4,497	$45,460
Trade accounts receivable	4,868,263	2,804,177
Notes receivable	243,426	19,391
Prepaid expenses	-	4,547
Other receivables	766,945	107,844
Advance to suppliers	636,660	0
Inventories	14,626,927	13,018,877
Total current assets	21,146,718	16,000,296

Property and equipment, net	19,621,611	19,044,092

Land use rights, net	2,841,954	774,825
	$43,610,283	$35,819,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$988,470	$1,093,003
Advance from customers	2,466,810	-
Taxes payable	232,234	188,605
Notes payable	6,715,778	5,877,838
Convertible note	400,000	-
Loan from shareholder	4,543,648	4,985,529

Total current liabilities	15,346,940	12,144,975

Stockholders' Equity
Common stock authorized 100,000,000 shares $0.001 par value; issued 13,218,412 and 10,388,172 shares	13,218	10,388
Additional paid-in capital	6,637,326	6,640,156
Accumulated other comprehensive income	2,948,244	1,153,321
Retained earnings	18,814,255	15,870,373
Treasury stock, at cost - 1,000,000 shares in 2007	(149,700)	-

Total stockholders' equity	28,263,343	23,674,238
	$43,610,283	$35,819,213

See notes to consolidated financial statements.

China Carbon Graphite Group, Inc
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31,
	2007	2006
Sales	$25,357,242	$17,199,071

Cost of Goods Sold	20,447,251	13,234,378
Gross Profit	4,909,991	3,964,693

Operating Expenses
Selling expenses	124,241	330,586
General and administrative	1,120,839	555,629
Depreciation and amortization	16,350	16,949
	1,261,430	903,164
Operating Income Before Other Income (Expense) and Income Tax Expense	3,648,561	3,061,529

Other Income (Expense)
Other income	440,506	86,850
Interest income	563	223
Loss on disposal of assets	-	(45,323)
Interest expense	(495,448)	(421,981)
	(54,379)	(380,231)
Income Before Income Tax Expense	3,594,182	2,681,298

Income tax expense	-	-
NET INCOME	$3,594,182	$2,681,298

Other comprehensive income
Foreign currency translation gain	1,794,923	798,900
Comprehensive Income	$5,389,105	$3,480,198

Share data

Basic earnings per share	$0.34	$0.26

Diluted earnings per share	$0.34	$0.26

Weighted average common shares outstanding, basic	10,464,432	10,388,172

Weighted average common shares outstanding, diluted	10,506,099	10,388,172

See notes to consolidated financial statements.

China Carbon Graphite Group, Inc

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock				Accumulated
	Number		Additional		Other			Total
	of	Par	Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Value	Capital	Earnings	Income	Shares	Amount	Equity

Balance at December 31, 2005	10,388,172	$10,388	$6,640,156	$13,189,075	$354,421	-	$-	$20,194,040

Foreign currency translation gain	-	-	-	-	798,900	-	-	798,900

Net income for the year ended December 31, 2006	-	-	-	2,681,298	-	-	-	2,681,298

Balance at December 31, 2006	10,388,172	10,388	6,640,156	15,870,373	1,153,321	-	-	23,674,238

Foreign currency translation gain	-	-	-	-	1,794,923	-	-	1,794,923

Stock issued in recapitalization	2,830,240	2,830	(2,830)	-	-	-	-	-

Repurchase of common stock	-	-	-	(650,300)	-	1,000,000	(149,700)	(800,000)

Net income for the year ended December 31, 2007	-	-	-	3,594,182	-	-	-	3,594,182

Balance at December 31, 2007	13,218,412	$13,218	$6,637,326	$18,814,255	$2,948,244	1,000,000	$(149,700)	$28,263,343
See notes to consolidated financial statements.

China Carbon Graphite Group, Inc
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$3,594,182	$2,681,298
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,147,316	973,822
Changes in operating assets and liabilities
Accounts receivable	(1,872,019)	(812,334)
Notes receivable	(222,707)	167,836
Prepaid expenses	4,858	1,669
Other receivables	(651,714)	1,198,351
Advance to suppliers	(636,660)	-
Inventory	(716,345)	(4,486,032)
Accounts payable and accrued liabilities	(279,396)	(402,727)
Advance from suppliers	2,466,810	-
Taxes payable	30,711	111,753
Net cash provided by (used in) operating activities	2,865,036	(566,364)

Cash flows from investing activities
Acquisition of property and equipment and land use rights	(2,434,503)	(193,980)
Net cash used in investing activities	(2,434,503)	(193,980)

Cash flows from financing activities
Due from related party	-	495,295
Repayment of advance from related parties	(783,356)	-
Convertible note	400,000	-
Advances (repayments) on notes payable	(264,652)	225,187

Net cash (used in) provided by financing activities	(648,008)	720,482

Effect of exchange rate fluctuation	176,512	72,380

Net (decrease) increase in cash	(40,963)	32,518

Cash and cash equivalents at beginning of year	45,460	12,942

Cash and cash equivalents at end of year	$4,497	$45,460

Supplemental disclosure of cash flow information

Interest paid	$495,448	$421,981
Income taxes paid	$-	$-

See notes to consolidated financial statements.

China Carbon Graphite Group, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Business

China Carbon Graphite Group Inc, hereinafter referred to as (the “Company”), is a Nevada corporation, incorporated on February 13, 2003 under the name Achievers Magazine Inc. In connection with the reverse acquisition transaction described below, the Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement, dated as of December 14, 2007, with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation, which is the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the People’s Republic of China (the “PRC”). Pursuant to the share exchange agreement, Talent became the Company’s wholly-owned subsidiary and the Company’s sole business became the business of Sincere and its affiliated companies.

In connection with the acquisition of Talent, on December 17, 2007:

(a)
The Company entered into a buy-back agreement dated December 14, 2007, with Arto Tavukciyan and Lyndon Grove pursuant to which the Company purchased 5,344,000 (after giving effect to a 1.6 for 1 share distribution discussed below) shares of common stock of the Company from them. Mr. Tavukciyan and Mr. Grove were, at the time of the agreement, the holders of 65.4% of our outstanding common stock. Pursuant to the buy-back agreement:

•
The Company agreed to pay a purchase price of $700,000 for the shares, for which the Company issued its promissory note in the principal amount of $700,000, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008.

•	The Company agreed to pay a finders’ fee of $100,000 to Ventana Capital Partners, payable in installments of $50,000 on each of March 31, 2008 and June 30, 2008.

•	The Company placed 1,000,000 of the shares of common stock that the Company purchased in escrow, and the shares are subject to release from escrow under the following conditions:

•
If by March 31, 2008, the Company shall not have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall release 400,000 shares to the Sellers and 100,000 shares to Ventana.

•
If, by March 31, 2008, the Company shall have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall deliver 500,000 shares to us for cancellation.

•
If by June 30, 2008, the Company shall not have made both the second $350,000 payment due pursuant to the note and the second payment of $50,000 to Ventana, the escrow agent shall release 400,000 shares to the Sellers and 100,000 shares to Ventana.

•
If, by June 30, 2008, the Company shall have made both the second $350,000 payment due pursuant to the note and the second payment of $50,000 to Ventana, the escrow agent shall deliver 400,000 shares to us for cancellation.

•
If the escrow agent is required to deliver some or all of the shares from escrow to the sellers and Ventana and if the market price for our common stock during the ten trading days preceding March 31, 2008 or June 30, 2008, as the case may be, is less than $.80 per share, the Company is required to deliver additional shares. The number of additional shares shall be determined by multiplying the number of shares to be delivered on such date by $0.80 per share and dividing the result by the market price and subtracting from that number the shares held in escrow that are to be delivered at that time.

•
If, prior to June 30, 2008, the Company issues shares of common stock at a price which is less than $1.20 per share, the Company is required to deliver additional shares to the escrow agent. The number of additional shares as shall be determined by multiplying the number of shares of common stock then held in escrow by a fraction, the numerator of which is the number of shares sold by us at a price which is less than $1.20 per share and the denominator of which is 13,000,000. For example, if there are 1,000,000 shares in escrow and the Company sells 2,600,000 shares at a price which is less than $1.20, the Company would issue 200,000 shares of common stock to the escrow agent.

•	The Company transferred all of the stock of its wholly-owned subsidiary, Achievers Publishing Inc., a British Columbia corporation, to Mr. Tavukciyan.

(b)
The Company entered into a securities purchase agreement dated December 14, 2007 with XingGuang Investment Corporation Limited (“XingGuang”) pursuant to which XingGuang purchased, for $1,200,000, the Company’s 3% promissory note in the principal amount of $1,200,000, which, upon the filing on January 22, 2008, of a restated certificate of incorporation and a statement of designation for a newly created series of preferred stock designated as the series A convertible preferred stock automatically became converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share.

The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs at the closing and prior to the closing, XingGuang had paid at least $217,000 of expenses relating to the reverse acquisition on our behalf. XingGuang is to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. Prior to filing the restated certificate of incorporation and a statement of designation, the note may be converted into 1,200,499 shares of common stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share.

(c)	Pursuant to the securities purchase agreement:

•
Our directors approved a restatement of our articles of incorporation which would change our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and include a statement of designations of the rights of the holders of the series A preferred stock.. The restated articles were filed on January 22, 2008. See Note 14.

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 and declared effective by the SEC not later than August 13, 2008. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

Contemporaneously with the transactions described above, seven investors purchased 1,751,900 shares of common stock from a group of our stockholders in a private purchase. This purchase, while separate from the reverse acquisition, was a condition to our consummation of the exchange agreement.

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC, and its sole stockholder. These agreements give the Company the ability to operate and manage the business of Xingyong and to derive the profit (or sustain the loss) from Xingyong’s business. As a result, the operations of Xingyong are consolidated with those of the Company for financial reporting purposes. The relationship among the above companies as follows:

The Company manufactures graphite electrodes, fine grain graphite, high purity graphite and other carbon derived products.

The Company has registered and paid capital of $6,650,544.

Share Distribution

A 1.6-for-one stock distribution whereby each share of common stock became converted into 1.6 shares of common stock became effective on January 22nd, 2008. All references to share and per share information in these financial statements reflect this stock distribution.

2.	Basis of Preparation of Financial Statements

The Company maintains its books and accounting records in Renminbi (“RMB”), and its reporting currency is United States dollars.

The financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries and Xingyong, which is an affiliated company whose financial condition is consolidated with the Company pursuant to FIN 46R, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Under generally accepted accounting principles, the acquisition by the Company of Talent is considered to be a capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, in the acquisition by Talent of the Company, then known as Achievers Magazine, Inc., with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect the only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincerely are deemed to be outstanding from December 31, 2005.

The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiaries, Talent and Yongle, as well as Xingyong, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. All significant intercompany accounts and transactions have been eliminated in the combination.

FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities.

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which all net income after deduction of necessary expenses, if any, generated by Xingyong is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. In addition, Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who is also the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

3.	Summary of Significant Accounting Policies

Use of estimates - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates included values and lives assigned to acquired property, equipment and intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in The People’s Republic of China and is not protected by FDIC insurance or any other similar insurance.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion.

Accounts receivable – The Company uses the allowance method to account for uncollectible accounts receivable. As of December 31, 2007 and 2006 all accounts receivable, advances to suppliers and other receivables were considered collectible and there was no allowance for bad debts required.

During the year ended December 31, 2007, bad debts aggregating $79,095 were charged to expense.

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Land use rights are being amortized to expense on a straight line basis over the life of the rights. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Buildings	25 - 40 years
Machinery and equipment	10 - 20 years
Motor vehicles	5 years

Expenditures for renewals and betterments were capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the Statements of Operations.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded at December 31, 2007.

Land Use Rights – There is no private ownership of land in the PRC. The Company has acquired land use rights totaling to 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use right has a term of 50 years, commencing in the year 2002. The cost of the land use rights is amortized over the 50-year term of the land use agreement. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the period ended December 31, 2007.

Foreign Currency – The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within shareholders’ equity. Translation adjustments for the years ended December 31, 2007 and 2006 are $1,794,923 and $798,900, respectively. As of December 31, 2007 and 2006, the exchange rate was 7.3 Yuan and 7.8 Yuan per U.S. Dollar, respectively.

Income recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when the goods are shipped pursuant to a purchase order.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Taxation - Taxation on profits earned in the PRC has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC where the Company operates after taking into effect the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue United States income tax since it has no significant operating income in the United States. Its operating subsidiaries are organized and located in the PRC and do not conduct any business in the United States.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a tax holiday from 100% of the Enterprises Income Tax from the Xing He District Local Tax Authority in the Nei Monggol province for the five years 2003 through 2007.

On March 16, 2007, the PRC’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporation income tax rate for qualified high and new technology enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually transit to the new tax rate within five years after the implementation of this law. Therefore, the Company will be subject to a corporation income tax rate of 15% effective in 2008.

The enterprise income tax is calculated on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items that are not assessable or deductible for income tax purposes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

The Company has been granted an exemption from VAT by the Xing He County People’s Government and Xing He Tax Authority on some products in which an exchange agreement is in place for raw materials and fuel.

Contingent liabilities and contingent assets - A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that the Company will incur a liability or obligations as a result. A contingent liability, which might occur but is not probable, is not recorded but is disclosed in the notes to the financial statements. The Company will recognize a liability or obligation when it is probable that the Company will incur it.

A contingent asset is an asset, which could possibly arise from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company. Contingent assets are not recorded but are disclosed in the notes to the financial statements when it is likely that the Company will recognize an economic benefit. When the benefit is virtually certain, the asset is recognized.

Related companies - A related company is a company in which a director or an officer has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs - According to PRC regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 15.5% to 21.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2007 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employee . Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R) as the Company had no outstanding share awards as of the date of adoption and has not issued any share-based awards during 2007 and 2006.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect its implementation to be material to its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company anticipates adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management has adopted this Statement on January 1, 2008 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks.

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the year ended December 31, 2007 and 2006 no single customer accounted for 10% or more of sales revenues.

As of December 31, 2007 and 2006 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time a loss has occurred.

5.	Cash and Cash Equivalents

The Company maintains all bank accounts in banks in the PRC, which are not protected by FDIC or any other insurance.

As of December 31, 2007 and 2006, cash and cash equivalents consist of the following:

	2007	2006
Cash in banks	$4,497	$45,460

6.	Inventories

As of December 31, 2007 and 2006, inventory consisted of the following:

	2007	2006
Raw materials	$1,198,174	$355,975
Work in process	10,119,774	10,503,765
Finished goods	3,270,125	2,123,496
Repair Parts	38,854	35,641
	$14,626,927	$13,018,877

7.	Property and Equipment; Land Use Right

As of December 31, 2007, property and equipment consist of the following:

	2007	2006
Building	$6,320,420	$5,604,977
Machinery and equipment	18,234,302	16,997,059
Motor vehicles	38,282	35,817
	24,593,004	22,637,852
Less: Accumulated depreciation	(4,971,393)	(3,593,761)
	$19,621,611	$19,044,092

For the years ended December 31, 2007 and 2006, depreciation expense was $1,057,085 and $956,873, all of which was included as a component of cost of goods sold.

As of December 31, 2007 and 2006, land use rights consist of the following:

	2007	2006
Land Use Right	$2,944,401	$860,922
Less: Accumulated amortization	(102,447)	(86,097)
	$2,841,954	$774,825

For the years ended December 31, 2007 and 2006, amortization expense were $16,350 and $16,949 respectively.

8.	Notes Payable

As of December 31, 2007 and 2006, notes payable consist of the following:

	2007	2006
Various short-term bank loans repaid in 2006	$-	$5,877,838
Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights	5,332,167
Other loan dated June 22, 2007, due June 20, 2008 with an interest rate of 7.227%, interest payable quarterly, secured by equipment and land use rights	683,611
Notes payable to former principal shareholders pursuant to buy-back agreements in relation to the reverse acquisition, see Note 1.	700,000
	$6,715,778	$5,877,838

As of December 31, 2007, we also have a 3% promissory note in the amount of $400,000 payable to XingGuang Investment Corporation Limited (“XingGuang”).

The Company entered into a securities purchase agreement dated December 14, 2007 with XingGuang for $1,200,000 in exchange for a 3% promissory note in the principal amount of $1,200,000. As of December 31, 2007, XingGuang paid $400,000 closing cost and other expenses in relation to the reverse merger. XingGuang is to pay the remaining balance $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008.

9.	Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a 100% tax holiday from Enterprises Income Tax Policy from the Xing He District Local Tax Authority for the five years 2003 through 2007. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the years ended December 31, 2007 and 2006, the enterprise income tax at the statutory rates would have been approximately $1,186,080 and $ 884,828, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	2007	2006
Computed tax at the PRC statutory rate of 33%	$1,186,080	$884,828
Benefit of tax holiday	(1,186,080)	(884,828)
Income tax expenses per books	$-	$-

10.	Loans from Shareholder

On December 31, 2007 and 2006, the Company had loans from a shareholder amounting to $4,543,648 and $4,985,529, respectively. The advances do not bear interest and are due on demand.

11.	Government Grants

During the years ended December 31, 2007 and 2006 the Company received grants from the PRC government. These grants totaled $440,506 and $222,816, respectively and the grants for 2007 were included in other income in the accompanying statement of operations.

12.	Commitments and Contingencies

No government approvals are required to conduct the Company’s principal operations, and the Company is not aware of any probable governmental regulation of our business sectors in the near future. Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on the Company’s financial condition and operations.

The Company is not a defendant in any material legal proceedings.

14.	Subsequent Events

(a) On January 22, 2008, the Company amended and restated its articles of incorporation and created a series of preferred stock designated as the series A convertible preferred stock. As a result of the filing of the restated articles of incorporation, the Company’s authorized capital stock is 120,000,000 shares of capital stock, of which 20,000,000 shares of designated as preferred stock, par value $.001 per shares, and 100,000,000 shares of common stock, par value $.001 per share. The authorized capital stock as shown on the financial statements reflects the authorized capital stock resulting from the filing of the restated articles of incorporation.

The restated articles give the board of directors broad powers to designate the rights, preferences, privileges and limitations for one or more series of Preferred Stock. Pursuant this provision, the Company filed a Statement of Designation that sets forth the rights, preferences, privileges and limitations for a series of Preferred Stock. Pursuant to the certificate of designation:

•	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.00, subject to adjustment.

•
While the series A preferred stock is outstanding, if we issue common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less then the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

•
While the Series A Preferred Stock is outstanding, without the approval of the holders of 75% of the outstanding shares of Series A Preferred Stock, we may not pay cash dividends or other distributions of cash, property or evidences of indebtedness, and we shall not redeem any shares of Common Stock.

•	No dividends are payable with respect to the series A preferred stock.

•
Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the series A preferred stock are entitled to a preference of $1.00 per share before any distributions or payments may be made with respect to the common stock or any other class or series of capital stock which is junior to the series A preferred stock upon voluntary or involuntary liquidation, dissolution or winding-up. In the event that the XingGuang fails to make any of the payments due pursuant to the securities purchase agreement, the amount of the total liquidation payments shall be reduced by the amount of the shortfall.

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, we shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing.

(b) As a result of the filing of the restated articles of incorporation and the statement of designation with respect to the series A preferred stock, notes in the amount $1,200,000 held by XingGuang were automatically converted into 1,200,499 shares of series A preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to December 17, 2006 and thereafter the holders may make a cashless exercise only if the underlying shares are not covered by an effective registration statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 20, 2008, our board of directors approved the dismissal of (i) dismissed Amisano Hanson, Chartered Accountants (“Amisano Hanson”), as its registered independent accounting firm, and (ii) appointed Bernstein & Pinchuk LLP (“Bernstein Pinchuk”) to serve as the Company’s independent registered accounting firm for the year ending December 31, 2007. At no time since its engagement has Bernstein Pinchuk had any direct or indirect financial interest in or any connection with the Companies or any of its subsidiaries other than as independent accountant.

The consolidated financial statements of the Company, then known as Achievers Magazine Inc., at July 31, 2007 and 2006 and for the two years in the period ended July 31, 2007 were audited by Amisano Hanson. The audit report of Amisano Hanson for these periods contains a qualification as to the ability of the Company to continue as a going concern. During the Company’s two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the fiscal year ended December 31, 2007, the Company did not consult with Bernstein Pinchuk regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Prior to engaging Bernstein Pinchuk, Bernstein Pinchuk did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our independent registered public accounting firm from Amisano Hanson to Bernstein Pinchuk.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934, as amended. Our principal executive officer and principal financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter ended December 31, 2007

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria.

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the internal control over our financial reporting have come to management's attention during the our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Dengyong Jin	53	Chief executive officer
Lizhong Gao	43	President and director
Donghai Yu	42	Chief financial officer and director
Cheng Zhang	44	Chief operating officer and director

Dengyong Jin has been our chief executive officer since December 2007. He has been president and chief executive officer of Xingyong since 2001 and has more that 20 years of experience in the carbon industry. He received his degree in economics from Inner Mongolia Television University of China.

Lizhong Gao has been our president since December 2007. From September 2002 until November 2007, he was manager of Beijing Mingping Industry and Commercial Company. Since November 2007, he was been president of Sincere Investment PTC, our principal stockholder. He received his degree in economics from Inner Mongolia Television University of China.

Donghai Yu has been our chief financial officer since December 2007. Since November 2007 he has also been chief financial officer of Xingyong. From 2002 through 2007, Mr. Yu has been self-employed as a financial consultant for both personal and business finance. Mr. Yu received his MBA degree from Oklahoma City University.

Cheng Zhang has been our chief operating officer since December 2007. He was employed in various capacities with Xingyong since 2001, most recently vice director of the operations department.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. None of our directors is an independent director.

Board Attendance

The board did not hold any meetings during 2007. All action taken by the board was taken by actions in writing without a meeting.

Code of Ethics

We have not adopted a code of ethics as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2007 and 2006 by each person who served as chief executive officer, president and chief financial officer during 2007. No officer received compensation of $100,000 or more during 2007 or 2006. Information relating to Dengyong Jin reflects compensation from Xingyong prior to December 17, 2007 and includes compensation from Xingyong thereafter.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Dengyong Jin,	2007	$—	$—	$—	$—	$—	$—	$—
chief executive officer	2006	—	—	—	—	—	—	—
Lizhong Gao,	2007	$—	$—	$—	$—	$—	$—	$—
president and director	2006	—	—	—	—	—	—	—
Donghai Yu,	2007	$—	$—	$—	$—	$—	$—	$—
chief financial officer and director	2006	—	—	—	—	—	—	—
Arto Tavukciyan,	2007	$13,185	$—	$—	$—	$—	$—	$13,185
former president, chief executive officer and director	2006	$25,986	—	—	—	—	—	$25,986
Lyndon Grove,	2007	$13,185	$—	$—	$—	$—	$—	$13,185
former vice president (Editorial Production)	2006	$25,986	—	—	—	—	—	$25,986
Alexander Ozer,	2007	$13,185	$—	$—	$—	$—	$—	$13,185
former vice president (Sales and Marketing)	2006	$25,986	—	—	—	—	—	$25,986

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information at to shares of common stock beneficially owned as of March 31, 2008, by:

•	each director and nominee for director;
•	each officer named in the summary compensation table our Form 10-KSB for the year ended December 31, 2007;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Sincere Investment (PTC), Ltd. Trinity Chambers, P.O. Box 4301, Road Town, Tortola, British Virgin Islands	9,388,172	71.0%
Shulian Gao and Wenyi Li (both are beneficiaries under BI’s Trust)	9,388,172	71.0%
Dengyong Jin	0	0.0%
Lizhong Gao	0	0.0%
Donghai Yu	0	0.0%
Cheng Zhang	0	0.0%
All officers and directors as a group (one person owning stock)	9,388,172	71.0%

Lizhong Gao is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere.

Applicable percentage ownership is based on 13,218,412 shares of common stock issued (of which 12,218,412 shares are outstanding and 1,000,000 are held in escrow) as of March 31, 2008. Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Agreement and Plan of Share Exchange

On December 17, 2007, we executed the exchange agreement with Sincere, on the one hand, and us and our majority stockholders, on the other hand, whereby we acquired all of the capital stock of Talent, making Talent a wholly-owned subsidiary. Talent owns 100% of Yongle, which is a WFOE under the laws of the PRC. Yongle has entered into a series of contractual arrangements with Xingyong. PRC law currently limits foreign equity ownership of Chinese companies. To comply with these foreign ownership restrictions, we operate our business in China through a series of contractual arrangements dated December 7, 2007 with Xingyong and their respective shareholders. For a description of these contractual arrangements, see “Contractual Arrangements with Xingyong and its Shareholders” in Item 1. – Description of Business.

Pursuant to the exchange agreement, on December 17, 2007, we issued 9,388,172 shares of common stock to Sincere shareholders in exchange for 100% of the common stock of Talent. As a result of this transaction and other supplementary transactions, Sincere owned approximately 76.8% of our outstanding common stock.

Related Party Transactions of Xingyong

Set forth below are the related party transactions since December 31, 2006, among Xingyong and Xingyong’s shareholders, officers and/or directors.

As a result of the share exchange transaction, we have contractual arrangements with the Xinyong and its sole stockholders, Dengyong Jin and Benhua Du, which give us the ability to substantially influence Xingyong’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. Dengyong Jin is our chief executive officer as well as the principal stockholder of Xingyong. As a result, Mr. Jin will have the power to determine the percentage of Xingyong’s revenue or profit that is payable to us. Yongle also has a right to purchase the stock or assets of Xingyong and a proxy to vote its stock.

Since our organization, our chief executive officer, Dengyong Jin, has advanced us a total of approximately $4.5 million, of which approximately $4.5 million was outstanding at December 31, 2007. This advance bears no interest and is payable on demand. During the year ended December 31, 2007, we paid $783,356 on account of these advances. During the year ended December 31, 2006, Mr. Jin’s net advances to us were $495,000.

ITEM 13. EXHIBITS

Exhibit Number	Description
2.1	Exchange agreement dated as of December 14, 2007, among the Registrant and Sincere Investment (PTC), Ltd.*
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada**
3.2	Bylaws of the Company***
4.1	3% convertible promissory note payable to the order of XingGuang Investment Corporation Limited*
4.2	Promissory note payable to Anna Krimshtein PLC, as escrow agent*
10.1	Securities purchase agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited *
10.2	Registration rights agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited*
10.3	Buy back agreement dated December 14, 2007, among the Registrant and Arto Tavukciyan and Lyndon Grove*
10.4	Escrow agreement dated December 14, 2007, among the Registrant, Arto Tavukciyan and Lyndon Grove and Anna Krimshtein PLC, as escrow agent*
10.5	Business operations agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.6	Exclusive Technical and Consulting Services Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.7	Option Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.8	Equity Pledge Agreement dated December 7, 2007, among Xinghe Xingyong Carbon Co., Ltd., Xinghe Yongle Carbon Co., Ltd. and Dengyong Jin (English Translation)*
10.9	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $1.20 per share)*
10.10	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $2.00 per share)*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*	Incorporated by reference to the Form 8-K filed by the Company on December 31, 2007.
**	Incorporated by reference to the Form 8-K filed by the Company on January 28, 2008.
***	Incorporated by reference to our registration statement on Form SB-2 filed by the Company on April 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our financial statements at July 31, 2007 and 2006 were audited by Amisano Hanson, Chartered Accountants (“Amisano Hanson”). On February 20, 2008, our board of directors dismissed Amisano Hanson as our independent registered accounting firm and appointed Bernstein & Pinchuk LLP (“Bernstein Pinchuk”) to serve as our independent registered accounting firm. We also changed our fiscal year to the calendar year, which is the fiscal year of Xingyong.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by Bernstein Pinchuk

The following is a summary of the fees for professional services rendered by Bernstein Pinchuk for the year ended December 31, 2007.

Fee Category	2007
Audit fees	$67,000
Audit-related fees
Tax fees
Other fees
Total Fees	$67,000

Audit fees.    Audit fees represent fees for professional services performed by Bernstein Pinchuk for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of the Talent and review of our current report on Form 8-K relating to the reverse acquisition.

Audit-related fees.    We did not incur any other fees for services performed by Bernstein Pinchuk, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees. We did not incur any fees for tax services performed by Bernstein Pinchuk,

Other fees.     Bernstein Pinchuk did not receive any other fees during 2007.

Services rendered by Amisano Hanson

The following is a summary of the fees for professional services rendered by Amisano Hanson for the year ended July 31, 2007.

Fee Category	2007
Audit fees	$32,639
Audit-related fees
Tax fees
Other fees
Total Fees	$32,639

Audit fees.    Audit fees represent fees for professional services performed by Amisano Hanson for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We did not incur any other fees for services performed by Amisano Hanson other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees. We did not incur any fees for tax services performed by Amisano Hanson.

Other fees.     Amisano Hanson did not receive any other fees during 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 14, 2008	CHINA CARBON GRAPHITE GROUP, INC.

	By:	/s/ Dengyong Jin
Dengyong Jin, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Dengyong Jin as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

s/ Dengyong Jin	Chief Executive Officer and Director	April 14, 2008
Dengyong Jin	(Principal Executive Officer)

s/ Donghai Yu	Chief Financial Officer and Director	April 14, 2008
Donghai Yu	(Principal Financial and Accounting Officer)

s/ Lizhong Gao	Director	April 14, 2008
Lizhong Gao

s/ Cheng Zhang	Director	April 14, 2008
Cheng Zhang