Form 10-Q
period 2008-03-31
China Carbon Graphite Group, Inc.
filed 2008-05-20
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-114564

CHINA CARBON GRAPHITE GROUP, INC.
(Name of small business issuer as in its charter)

Nevada	98-0550699
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

China Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China
(Address of principal executive offices)

(86) 474-7209723
(Issuer's telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2008, there were 17,562,412 outstanding shares of the Registrant's Common Stock, $.0001 par value.

CHINA CARBON GRAPHITE GROUP, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

China Carbon Graphite Group, Inc.
Consolidated Balance Sheets

	(US Dollars)
	Unaudited	Audited
	March 31,2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$329,197	$4,497
Trade accounts receivable	3,678,032	4,868,263
Notes receivable	170,238	243,426
Prepaid expenses	29,761	—
Other receivables	426,580	766,945
Advance to suppliers	965,048	636,660
Inventories	16,394,081	14,626,927
Total current assets	21,992,937	21,146,718

Property and equipment, net	20,155,946	19,621,611

Land use rights, net	2,944,615	2,841,954
	$45,093,498	$43,610,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$437,516	$988,470
Advance from suppliers	851,051	2,466,810
Taxes payable	227,122	232,234
Notes payable	6,615,843	6,715,778
Convertible note payable	—	400,000
Loan from shareholder	4,893,438	4,543,648
Other payables	509,861	—
Total current liabilities	13,534,831	15,346,940

Stockholders' Equity
Convertible preferred stock, par value $.001 per share,
authorized 20,000,000 shares, issued 1,200,499 shares,
none issued at March 31, 2008; none authorized
at December 31, 2007	1,200	—
Common stock authorized 100,000,000 shares, $0.001 par
value; issued 12,718,412 shares (2008) and 13,218,412 (2007)	12,718	13,218
Additional paid-in capital	8,690,426	6,637,326
Preferred stock subscription receivable	(400,000)	—
Accumulated other comprehensive income	4,200,387	2,948,244
Retained earnings	19,128,786	18,814,255
Treasury Stock-common at cost - 500,000 and 1,000,000 shares	(74,850)	(149,700)
	31,558,667	28,263,343
	$45,093,498	$43,610,283

China Carbon Graphite Group, Inc
Consolidated Statements of operations (Unaudited)

	(US Dollars)
	Three months ended March 31,
	2008	2007

Sales	$5,728,002	$5,372,706

Cost of Goods Sold	4,366,293	4,499,765
Gross Profit	1,361,709	872,941

Operating Expenses
Selling expenses	20,334	13,529
General and administrative	149,205	99,269
Depreciation and amortization	15,140	1,444
	184,679	114,242
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,177,030	758,699

Other Income (Expense)
Other income	199,196	59,747
Interest income	178	177,719
Interest expense	(133,223)	(159,176)
	66,151	78,290

Income Before Income Tax Expense	1,243,181	836,989

Income tax expense	—	—

Net income	1,243,181	836,989

Deemed preferred stock dividend	(854,300)	—

Net income available to common shareholders	$388,881	$836,989

Comprehensive income
Net income	1,243,181	836,989

Other comprehensive income
Foreign currency translation gain	1,252,143	431,610
Comprehensive Income	$2,495,324	$1,268,599

Share data

Basic earnings per share	$0.03	$0.08

Diluted earnings per share	$0.02	$0.08

Weighted average common shares outstanding,
basic	13,218,412	10,388,172

Weighted average common shares outstanding,
diluted	18,757,257	10,388,172

China Carbon Graphite Group, Inc
Consolidated Statements of Cash Flows (Unaudited)

	(US Dollars)
	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net Income	$1,243,181	$836,989
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	309,846	121,256
Change in operating assets and liabilities
Accounts receivable	1,392,595	1,619,168
Notes receivable	83,307	3,848
Prepaid expenses	(29,761)	(12,210)
Other receivables	372,245	(177,504)
Advance to suppliers	(301,925)	—
Inventory	(1,159,142)	(417,712)
Accounts payable and accrued liabilities	(592,042)	(1,374,815)
Advances from customers	(1,718,299)	—
Taxes payable	(14,766)	23,152
Other payables	509,862	—
Net cash provided by operating activities	95,102	622,172

Cash flows from investing activities
Acquisition of property and equipment and
land use rights	(13,073)	43,496
Net cash used in investing activities	(13,073)	43,496

Cash flows from financing activities
Issuance of preferred stock	400,000	—
Advances from (repayments to) related parties	160,921	(414,587)
Repayments on notes payable	(379,097)	(219,639)
Net cash provided by (used in) financing activities	181,824	(634,226)
Effect of exchange rate changes on cash	60,847	197,685

Net increase in cash	324,700	229,127

Cash and cash equivalents at beginning of year	4,497	45,460

Cash and cash equivalents at end of year	$329,197	$274,587

Supplemental disclosure of cash flow information
Interest paid	$133,223	$159,176
Income taxes paid	$—	$—

Non-cash financing activities:
Deemed preferred dividend reflected in paid-in capital	$854,300	$—

China Carbon Graphite Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Business

China Carbon Graphite Group, Inc., (the “Company”), is a Nevada corporation, incorporated on February 13, 2003 under the name Achievers Magazine Inc. In connection with the reverse acquisition transaction described below, the Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement, dated as of December 14, 2007, with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation, which is the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the People’s Republic of China (the “PRC”). Pursuant to the share exchange agreement, the Company, then known as Achievers Magazine, Inc., issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding common stock of Talent, and Talent became the Company’s wholly-owned subsidiary. From and after December 17, 2007, the Company’s sole business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

In connection with the acquisition of Talent, on December 17, 2007:

(a)
The Company entered into a buy-back agreement dated December 14, 2007, with Arto Tavukciyan and Lyndon Grove pursuant to which the Company purchased 5,344,000 shares of common stock of the Company from them, of which 1,000,000 share were placed in escrow as described below. Mr. Tavukciyan and Mr. Grove were, at the time of the agreement, the holders of 65.4% of our outstanding common stock. Pursuant to the buy-back agreement:

•
The Company agreed to pay a purchase price of $700,000 for the shares, for which the Company issued its promissory note in the principal amount of $700,000, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008. The $350,000 payment due March 31, 2008 has been made.

•
The Company agreed to pay a finders’ fee of $100,000 to Ventana Capital Partners, payable in installments of $50,000 on each of March 31, 2008 and June 30, 2008. The $50,000 payment due March 31, 2008 has been made.

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

•
If, by March 31, 2008, the Company shall have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall deliver 500,000 shares to us for cancellation. The 500,000 shares have been released to the Company and cancelled.

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

•
If the escrow agent is required to deliver some or all of the shares from escrow to the sellers and Ventana and if the market price for our common stock during the ten trading days preceding March 31, 2008 or June 30, 2008, as the case may be, is less than $.80 per share, the Company is required to deliver additional shares. The number of additional shares shall be determined by multiplying the number of shares to be delivered on such date by $0.80 per share and dividing the result by the market price and subtracting from that number the shares held in escrow that are to be delivered at that time. No additional shares were required at March 31, 2008.

•
If, prior to June 30, 2008, the Company issues shares of common stock at a price which is less than $1.20 per share, the Company is required to deliver additional shares to the escrow agent. The number of additional shares as shall be determined by multiplying the number of shares of common stock then held in escrow by a fraction, the numerator of which is the number of shares sold by us at a price which is less than $1.20 per share and the denominator of which is 13,000,000. As of May 15, 2006, the Company has not issued any shares which would result in an adjustment.

•	The Company transferred all of the stock of its wholly-owned subsidiary, Achievers Publishing Inc., a British Columbia corporation, to Mr. Tavukciyan.

(b)
The Company entered into a securities purchase agreement dated December 14, 2007 with XingGuang Investment Corporation Limited (“XingGuang”) pursuant to which XingGuang purchased, the Company’s 3% promissory note in the principal amount of $1,200,000, which, upon the filing on January 22, 2008, of a restated certificate of incorporation and a statement of designation for a newly created series of preferred stock designated as the series A convertible preferred stock automatically became converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share.

The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs. Prior to the closing, XingGuang had paid at least $217,000 of expenses relating to the reverse acquisition on the Company’s behalf. XingGuang is to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. The payment due March 31, 2008 has been made.

(c)	Pursuant to the securities purchase agreement:

•
Our directors approved a restatement of our articles of incorporation which would change our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and include a statement of designations of the rights of the holders of the series A preferred stock. The restated articles were filed on January 22, 2008.

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. The company received a waiver from XingGuang as to the failure to have independent directors.

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

Contemporaneously with the transactions described above, seven investors purchased 2,803,040 shares of common stock from a group of our stockholders in a private purchase. This purchase, while separate from the reverse acquisition, was a condition to the Company’s consummation of the exchange agreement.

In December 2007, the Company was recapitalized to give effect to the share exchange agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Talent is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Talent of the Company, with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere and the 2,803,040 shares purchased by other investors are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. The remaining shares are treated as issued at the closing, other than the 1,000,000 shares which were held in escrow, of which 500,000 shares had been returned to the Company for cancellation as of March 31, 2008.

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

Share Distribution

On January 22, 2008, the Company affected a 1.6-for-one stock distribution whereby each share of common stock became converted into 1.6 shares of common stock. All references to share and per share information in these financial statements reflect this stock distribution.

2.	Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

The accompanying unaudited consolidated financial statements for China Carbon Graphite Group, Inc., its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Under generally accepted accounting principles, the acquisition by the Company of Talent is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent, in the acquisition by Talent of the Company, then known as Achievers Magazine, Inc., with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect the only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere and the 2,803,040 shares purchased by other investors are deemed to be outstanding for all period covered by these financial staetments.

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

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion.

Accounts receivable - The Company uses the allowance method to account for uncollectible accounts receivable. As of March 31, 2008 all accounts receivable, advances to suppliers and other receivables were considered collectible and there was no allowance for bad debts required.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the three months ended at March 31, 2008 and 2007.

Land Use Rights - There is no private ownership of land in the PRC. The Company has acquired land use rights totaling to 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use right has a term of 50 years, commencing in the year 2002. The cost of the land use rights is amortized over the 50-year term of the land use agreement. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three months ended March 31, 2008 or 2007.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within stockholders’ equity. Translation adjustments for the three months ended March 31, 2008 and the year ended December 31, 2007 are $1,252,143 and $1,794,923, respectively. As of March 31, 2008 and December 31, 2007, the exchange rate was 7 Yuan and 7.3 Yuan per U.S. Dollar, respectively.

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

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2008 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the People’s Republic of China therefore, Xing He District Local Tax Authority in the Nei Monggol province granted tax holiday from 100% of Enterprises Income Tax for additional three years 2008 through 2010. Afterwards, based on the present tax law, the Company will be subject to a corporation income tax rate of 15% effective in 2011.

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
Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2008 and 2007 was $120,480 and $9,311, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2008 and December 31, 2007 were translated at 7.0222 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended March 31, 2008 and 2007 were 7.177 RMB and 7.77136 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt and preferred stock (using the if-converted method). The following table presents a reconciliation of basic and diluted earnings per share
	For the three months ended March 31,
	2008	2007
Net income (loss) available to common shareholders for basic and diluted earnings per share	$388,881	$836,989
Weighted average shares outstanding - basic	13,218,412	10,388,172
Weighted average shares outstanding - diluted	18,757,257	10,388,172
Earnings per share - basic	0.03	0.08
Earnings per share - diluted	$0.02	$0.08

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2008 and 2007 included net income and foreign currency translation adjustments,

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

4.	Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks.

The Company is operating in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, trade accounts receivables and inventories, the balances of which are stated on the balance sheet. The Company places its cash in banks located in China.. Concentration of credit risk with respect to trade accounts receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the periods ended March 31, 2008 and 2007 no single customer accounted for 10% or more of sales revenues.

As of March 31, 2008 and 2007 the Company had no insurance coverage of any kind. Accrual for losses is not recognized until such time a loss has occurred.

5.	Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a 100% tax holiday from Enterprises Income Tax Policy from the Xing He District Local Tax Authority for the five years 2003 through 2007. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the periods ended March 31, 2008 and 2007, the enterprise income tax at the statutory rates would have been approximately $410,250 and $ 276,206, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	2008	2007
Computed tax at the PRC statutory rate of 33%	$410,250	$276,206
Benefit of tax holiday	(410,250)	(276,206)
Income tax expenses per books	$—	$—

6.	Inventories

As of March 31, 2008 and December 31, 2007, inventory consisted of the following:

	2008	2007
Raw materials	$1,349,346	$1,198,174
Work in process	11,297,842	10,119,774
Finished goods	3,705,402	3,270,125
Repair Parts	41,491	38,854
	$16,394,081	$14,626,927

7.	Property and Equipment; Land Use Right

As of March 31, 2008 and December 31, 2007, property and equipment consist of the following:

	2008	2007
Building	$6,583,148	$6,320,420
Machinery and equipment	19,005,342	18,234,302
Motor vehicles	39,874	38,282
	25,628,364	24,593,004
Less: Accumulated depreciation	5,472,418	4,971,393
	$20,155,946	$9,621,611

For the three months ended March 31, 2008 and 2007, depreciation expense was $294,373 and $119,812, all of which was included as a component of cost of goods sold.

As of March 31, 2008 and December 31, 2007, land use rights consist of the following:

	2008	2007
Land Use Right	$3,062,202	$2,944,401
Less: Accumulated amortization	(117,587)	(102,447)
	$2,944,615	$2,841,954

For the three months ended March 31, 2008 and 2007, amortization expenses were $15,474 and $1,444 respectively.

8.	Stockholders’ equity

(a)	Restated Certificiate of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $.001 per share, and 100,000,000 shares are shares of common stock, par value $.001 per share. The restated certificate of incorporation included a statement of designations of the rights, preferences, privileges and limitation of the holders of the series A preferred stock. The terms of the statement of designations is set forth under “Conversion of Convertible Notes.”

(b)	Conversion of Convertible Notes.

On January 22, 2008, upon the filing of a restated certificate of incorporation and a statement of designation for a newly created series of preferred stock designated as the series A convertible preferred stock, outstanding convertible notes in the principal amount of $1,200,000 were automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. The statement of designation for the series A preferred stock provides the following:

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

(c)	Warrants

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise prior to December 17, 2008 and thereafter the holders may make a cashless exercise only if the underlying shares are not covered by an effective registration statement.

(d)	Securities Purchase Agreement

Pursuant to the securities purchase agreement relating to the issuance of the 3% convertible notes, in addition to the foregoing:

•
On January 22, 2008, we restates our articles of incorporation to change our corporate name to China Carbon Graphite Group, Inc., change our authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $.001 per share, and 100,000,000 shares are shares of common stock, par value $.001 per share. The restated articles included a statement of designations of the rights, preferences, privileges and limitations of the holders of the series A preferred stock.

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. Liquidated damages through March 31, 2008 have been waived.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to June 16, 2008) and declared effective by the SEC not later than August 13, 2008. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 (subsequently extended to November 13, 2008) that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

(e)	Cancellation of common stock

In connection with the acquisition of Talent, the company entered buy-back agreement, see Note 1 (a). The Company agreed to pay a purchase price of $700,000 for the shares, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008. The Company placed 1,000,000 of the shares of common stock in escrow, and the shares are subject to release from escrow. If, by March 31, 2008, the Company shall have made both the first $350,000 payment due pursuant to the note and the first payment of $50,000 to Ventana, the escrow agent shall deliver 500,000 shares to us for cancellation. As of March 31, 2008, the first installment of $400,000 was paid, therefore, the 500,000 shares have been released to the Company and cancelled.

(f)	Deemed Preferred Stock Dividend

Upon filing of the Company’s amended and restated articles of incorporation on January 22, 2008, $1,200,000 of convertible notes were automatically converted to 1,200,499 shares of preferred stock convertible into 1,200,499 shares of common stock at a conversion price of $1.00 per share and included detachable warrants to purchase 3,000,000 shares of the common stock at $1.20 and 3,000,000 shares at $2.00 per share. At December 17, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $3,831,900 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.5%), (2) expected warrant life of 5 years, (3) expected volatility of 100%, and (4) 0% expected dividend.   The Company used the market price of its common stock at December 17, 2007, $0.95 per share, and computed the effective preferred stock conversion price to be $0.24 per share.   The resulting intrinsic value of the conversion feature was $854,300 reported as a dividend.

As the series A preferred stock does not provide for redemption by the Company or have a finite life, upon the conversion to preferred stock, a one-time preferred stock deemed dividend of $854,300 was recognized immediately as a non-cash charge during the three months ended March 31, 2008. The deemed preferred stock dividend of $854,300 has been recorded as additional paid-in capital and a reduction to retained earnings.

9.	Notes Payable

As of March 31, 2008 and December 31, 2007, notes payable consist of the following:

	2008	2007
Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights	$5,553,815	$5,332,167
Other loan dated June 22, 2007, due June 20, 2008 with an interest rate of 7.227%, interest payable quarterly, secured by equipment and land use rights	712,028	683,611
Notes payable to former principal shareholders pursuant to buy-back agreements in relation to the reverse acquisition, see Note 1.	350,000	700,000
	$6,615,843	$6,715,778

10.	Loans from Shareholder

On March 31, 2008 and December 31, 2007, the Company had loans from a shareholder amounting to $4,893,438 and $4,543,648, respectively. The advances do not bear interest and are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-KSB and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the electronics and consumer electronics industry, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Overview

Prior to December 17, 2007, we were a pubic reporting blind pool company. On December 17, 2007, we executed and completed the transactions contemplated by the agreement with Sincere Investment (PTC) Ltd. whereby Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, became our wholly-owned subsidiary. Talent is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), as described below.

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

The transaction whereby we acquired Talent is accounted for as a reverse acquisition. The exchange of our stock for the stock of Talent is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Talent of us, with the issuance of stock by Talent for the net monetary assets of Achievers. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of Talent, which is treated as the acquiring party for accounting purposes. Since Talent and Yongle were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of Xingyong. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented.

Reference in this Form 10-Q to “we,” “us,” “our” and words of like import refer to the Company, its subsidiaries and its variable interest entity, Xingyong. For period prior to December 17, 2007, these terms refer to Xingyong.

Prior to December 17, 2007, we did not have the expenses of a public company. As a result, since December 17, 2007 we have incurred, and we are continuing to incur, significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls.

For the five years from 2003 through 2007, we received a 100% tax holiday from the regional government for enterprise income tax. As a result, we paid no enterprise income tax for those years. In 2008, Xing He District Local Tax Authority in the Nei Monggol province granted tax holiday from 100% of Enterprises Income Tax for additional three years 2008 through 2010. Following expiration fo that period, based on the present tax law, we will be subject to a corporation income tax rate of 15% effective in 2011.

Our internal financial statements are maintained in RMB. The financial statements included in this Form 10-Q are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Critical Accounting Policies and Estimates

Use of Estimates

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

Variable Interest Entity

Pursuant to Financial Accounting Standards Board Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN 46R”) we are required to include in our consolidated financial statements the financial statements of variable interest entities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Xingyong is considered a variable interest entity (“VIE”), and we are the primary beneficiary. On December 17, 2007, we entered into agreements with the Xingyong pursuant to which we shall receive the benefit of the Xingyong’s net income. In accordance with these agreements, Xingyong shall pay consulting fees equal to 80% to 100% of its net income to our wholly-owned foreign subsidiary, Yongle, and Yongle shall supply the technology and administrative services needed to service Xingyong.  Xingyong is owned by Mr. Jin, who is Yongle’s and our chief executive officer.

The accounts of Xingyong are consolidated in the accompanying financial statements pursuant to FIN 46R. As a VIE, Xingyong’s sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of Xingyong net income. We do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Xingyong that require consolidation of our financial statements and Xingyong’s financial statements.

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

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the People’s Republic of China therefore, Xing He District Local Tax Authority in the Nei Monggol province granted tax holiday from 100% of Enterprises Income Tax for additional three years 2008 through 2010. Following expiration of the three year period, based on the present tax law, we will be subject to a corporation income tax rate of 15% effective in 2011.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2008.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through March 31, 2008 has not been significant.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and 2007.

The following table sets forth information from our statements of operations for the three months ended March 31, 2008 and 2007, in dollars (in thousands) and as a percentage of sales:

	Three months ended March 31,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$5,728	100%	$5,373	100%
Cost of sales	4,366	76.23%	4,500	83.75%
Gross profit	1,362	23.77%	873	16.25%
Operating expenses	(185)	(3.22)%	(114)	(2.13)%
Income from operations	1,177	20.55%	759	14.12%
Interest expense	(133)	(2.33)%	(159)	(2.96)%
Other income	199	3.48%	237	4.42%
Income before provision for income taxes	1,243	21.70%	837	15.58%
Provision for income taxes	—	0.00%	—	0.00%
Net income	1,243	21.70%	837	15.58%
Other comprehensive income
Foreign currency translation adjustment	1,252	21.86%	431	8.02%
Comprehensive income	$2,495	43.56%	$1,269	23.62%

Sales. During the three months ended March 31, 2008, we had sales of $5.7 million, as compared to sales of $5.4 million for the three months ended March 31, 2007, an increase of $355,000 or approximately 6.61%. This increase resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers.

Cost of sales; gross margin. During the three months ended March 31, 2008, our cost of sales was $4.4 million, as compared to cost of sales of $4.5 million during the three months ended March 31, 2007, a decrease of $133,000, or approximately 2.97%. The sales increased while the cost of sales decreased. As a result, our gross profit increased by $489,000, or approximately 55.99%, our gross margin increased from 16.25 % in the three months ended March 31, 2007 to 23.77 % in the three months ended March 31, 2008. The increase in gross profit resulted from a shift of our production focus from low margin graphite electrodes to fine grain graphite and high purity graphite which has higher gross margin.

Depreciation and amortization expense. Depreciation amounted to $309,846 in the three months ended March 31, 2008 and $121,256 in the three months ended March 31, 2007, of which $294,706 for the 2008 quarter and $119,812 for the 2007 quarter is included in cost of sales and $15,140 for 2008 and $1,444 for 2007 is included in operating expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $169,538 for the three months ended March 31, 2008, as compared to $112,798 for the three months ended March 31, 2007, an increase of $56,740 or approximately 50.3%. Selling expenses increased from $13,529 in the three months ended March 31, 2007 to $20,334 in the three months ended March 31, 2007. General and administrative expense increased from $99,269 in the three months ended March 31, 2007 to $149,204 in the three months ended March 31, 2008.

Income from operations. For the three months ended March 31, 2008, income from operations amounted to $1,177,030 as compared to $758,699 for three months ended March 31, 2007, an increase of $418,331 or approximately 55.14%. The increase was primarily due to shift of production focus to fine grain graphite and high purity graphite which has higher gross profit margin.

Other income (expense). For the three months ended March 31, 2008, other income amounted to $199.196 as compared to $59,747 for the three months ended March 31, 2007. Other income is government grant received from the PRC government for the recognition of high technology and science companies.

During the three months ended March 31, 2008 and 2007, other expenses consisted of interest expense of $133,223 and $159,176, respectively and interest income of $178 and $177,179, respectively.

Deemed preferred stock dividend.

Upon filing of our amended and restated articles of incorporation on January 22, 2008, our 3% convertible notes were automatically converted into 1,200,499 shares of series A preferred stock and warrants to purchase 3,000,000 shares of the common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. As a result of the issuance of the warrants to the holders of the series A preferred stock, we computed the effective preferred stock conversion price to be $.24 per share, with the result that the intrinsic value of the conversion feature was $854,300. The deemed preferred stock dividend is a non-cash charge which does not affect our operations or cash flow.

Net income. As a result of the factors described above, our net income available to common shareholders is $388,881, or $.03 per share (basic) and $0.02 per share (diluted) for the three months ended March 31, 2008, as compared with $836,989, or $0.08 per share (basic and diluted) for the three months ended March 31, 2007.

Foreign currency translation adjustment. The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Translation adjustments for the three months ended March 31, 2008 and 2007 are $1,252,143 and $431,610, respectively. As of March 31, 2008 and December 31, 2007, the exchange rate was 7 Yuan and 7.3 Yuan per U.S. Dollar, respectively.

Comprehensive income. For the three months ended March 31, 2008, comprehensive income of $2,495,324 is derived from the sum of our net income of $1,243,181 (before deduction of the deemed preferred stock dividend) and foreign currency translation gains of $1,252,143.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2008, we had a cash balance of $329,197 as compared to $274,587 on March 31, 2007. These funds are on deposit with financial institutions located in the PRC.

Our working capital position increased $3.4 million to $8.5 million at March 31, 2008 from a working capital of $5.1 million at March 31, 2007.

We have financed our operations principally through short term bank loans and, to a lesser extent, loans from Mr. Jin. At March 31, 2008, we had two bank loans outstanding, totaling $6.2 million, which mature in June 2008. A bank loan in the amount of $5.5 million is due on June 10, 2008, bears interest at 8.541% per annum and is secured by a security interest on our fixed assets and land use rights. Another loan, in the amount of $712,000 is due June 20, 2008, and bears interest at 7.227% per annum and is guaranteed by Inner Mongolia Yuansheng Investment Guarantee Corporation. No payment has been made for the guarantee. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

At March 31, 2008, Mr. Jin has advances to us in the amount of $4.9 million, as compared with $4.5 million at December 31, 2007. These advances did not bear interest and are due on demand.

In December 2007, in connection with the reverse acquisition, we issued 3% convertible notes in the principal amount of $1,200,000 to the investor. This note was automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share on January 22, 2008, when we filed restated articles of incorporation that included a statement of designation for the series A convertible preferred stock. The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs. Prior to the closing, the investor had paid at least $217,000 of expenses relating to the reverse acquisition on our behalf. The investor was to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. The payment due March 31, 2008 has been made, leaving an outstanding balance of $400,000.

In connection with the reverse acquisition, we issued our promissory note for $700,000 and we owe a $100,000 finders’ fee in connection with the reverse acquisition. These payments are due in two installments totaling $400,000 each, which are due on March 31, 2008 and June 30, 2008. These payments are secured by 1,000,000 of the share of common stock that we purchased from the former principal stockholders of Achievers. These shares are held in escrow, and if we fail to make the required payments, the escrow agent will release the shares to the sellers and the finder. As of March 31, 2008, we made the first installment payment of $400,000, of which $350,000 was paid to the sellers and $50,000 was paid to the finder, and 500,000 shares of common stock were removed from escrow and cancelled.

We require funds for working capital for our operations, in addition to the payments due in connection with the reverse acquisition as well as the purchase of additional equipment for our operations. We believe that our working capital, together with the cash flow from our ongoing business will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we need additional funding in order to enable develop an enhanced product which may have use in the nuclear power industry, although we cannot assure you that, even if we have sufficient financing, we will be able to develop a product acceptable to the nuclear power industry.

Although we do not have any current plans to make any acquisitions, it is possible that we may seek to acquire one or more businesses in a related field, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding. Further, in the event that any of our lenders demand payment at the time the loans are due, in June 2008, we would require additional financing in order to repay those loans, and we cannot be sure that we will be able to obtain the necessary funding either from another bank or from other sources.

Net cash provided by operating activities was $95,102 in the three months ended March 31, 2008 as compared to $622,172 in the three months ended March 31, 2007, a decrease of $527,070. Net cash provided by operating activities in the three months ended March 31, 2008 was mainly due to our net income of $1,243,181, a decrease in accounts receivable of $1,392,595, the increase in inventory of $1,159,142 and the decrease in advances from suppliers of $1,718,299. Net cash provided by operating activities in the three months ended March 31, 2007 was mainly due to our net income of $836,989, a decrease in accounts receivable of $1,619,168, an increase in income taxes payable of $23,152 and the add-back of non-cash items of depreciation and amortization of $121,314.

Net cash used in investing activities was $13,073 for the three months ended March 31, 2008 as compared to $43,496 provided in the three months ended March 31, 2007.

Net cash provided by financing activities was $181,824 in the three months ended March 31, 2008 as compared to $634,226 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we received advances from related parties $160,921 and repaid notes payable $379,097. For the three months ended March 31, 2007, we repaid advances from related parties of $414,587 and advances on notes payable of $219,639.

The purchase agreement pursuant to which we issued the notes includes the following provisions.

•
We agreed that, within 90 days after the closing on December 17, 2007, we would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. We are required to pay liquidated damages (i) if we fail to have a majority of independent directors 90 days after the closing or (ii) thereafter, if we subsequently fail to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. We received a waiver from XingGuang as to the failure to have independent directors.

•
We and the investor entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to June 16, 2008) and declared effective by the SEC no later than August 13, 2008 (subsequently extended to November 13, 2008). We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after November 13, 2008 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	The investor has a right of first refusal on future financings.

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

The following table summarizes our contractual obligations as of March 31, 2008.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$6,265,843	$6,265,843	$—	$—	$—
Notes payable	350,000	350,000	—	—	—
Total Contractual Obligations:	$6,615,843	$6,615,843	$—	$—	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our sales are primarily through distributors in China and we are paid in RMB. Thus, most of our revenues and operating results is not impacted by exchange rate fluctuations between RMB and US dollars. However, our reporting currency is the U.S. dollar and the functional currency of the Company is the RMB. Therefore, translation adjustments arise from the process of translating the local currency financial statements into U.S. dollars. For the three months ended March 31, 2008, we had foreign currency translation gain of $1,252,143, because of the change in the exchange rate.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

We became a reporting company in December 2007.  Prior to December 2007, our operations were conducted by Xingyong, which is a company organized under the laws of the PRC and owned by our chief executive officer. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. During almost all of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of March 31, 2008.

We also intend to elect additional directors, who will be independent and one of whom could serve as the audit committee financial expert. We believe that the appointment of such directors will strongly influence our management in establishing the necessary controls.

However, due to our size and nature, the segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

The certification of our chief executive and chief financial officer, which is included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certification.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008

CHINA CARBON GRAPHITE GROUP, INC.

By:	/s/ Dengyong Jin
Dengyong Jin Chief Executive Officer
(principal executive officer)

By:	/s/ Donghai Yu
Donghai Yu Chief Financial Officer
(principal financial and accounting officer)