Form 10-Q
period 2008-06-30
China Carbon Graphite Group, Inc.
filed 2008-08-14
CIK 1284450

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

CHINA CARBON GRAPHITE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

China Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China
(Address of principal executive offices)

(86) 474-7209723
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On August 14, 2008, the Registrant had 12,218,412 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CHINA CARBON GRAPHITE GROUP, INC.

Page
Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited)	4

Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	26

Part II. Other Information

Item 4. Exhibits	28

China Carbon Graphite Group, Inc.
Consolidated Balance Sheets
	(US Dollars)
	Unaudited	Audited
	June 30,2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$162,612	$4,497
Trade accounts receivable	5,174,774	4,868,263
Notes receivable	36,381	243,426
Other receivables	513,184	766,945
Advance to suppliers	1,239,179	636,660
Inventories	17,691,170	14,626,927
Total current assets	24,817,300	21,146,718

Property and equipment, net	20,329,334	19,621,611

Land use rights, net	3,536,048	2,841,954
	$48,682,682	$43,610,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,155,096	$988,470
Advance from suppliers	2,007,495	2,466,810
Taxes payable	187,372	232,234
Notes payable	5,675,369	6,715,778
Convertible note payable	-	400,000
Loan from shareholder	4,893,296	4,543,648
Other payables	518,885	-
Total current liabilities	14,437,513	15,346,940

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 1,200,499 shares at June 30, 2008; none authorized
at December 31, 2007	$1,200	$-
Common stock authorized 100,000,000 shares, $0.001 par
value; issued and outstanding 12,218,412 shares and 13,218,412 shares
at June 30, 2008 and December 31, 2007, respectively	12,218	13,218
Additional paid-in capital	8,690,426	6,637,326
Accumulated other comprehensive income	4,928,134	2,948,244
Retained earnings	20,613,190	18,814,255
Treasury Stock-common at cost - none at June 30,2008
and 1,000,000 shares at December 31, 2007	-	(149,700)
	34,245,169	28,263,343
	$48,682,682	$43,610,283

See notes to consolidated financial statements

China Carbon Graphite Group, Inc
Consolidated Statements of Operations (Unaudited)
	(US Dollars)
	Six months ended June 30,
	2008	2007

Sales	$13,651,779	$11,446,022

Cost of Goods Sold	10,183,419	9,100,115
Gross Margin	3,468,360	2,345,907

Operating Expenses
Selling expenses	170,002	91,016
General and administrative	398,917	239,457
Depreciation and amortization	30,727	1,451
	599,646	331,924
Operating Income Before Other Income (Expense)
and Income Tax Expense	2,868,714	2,013,983

Other Income (Expense)
Other income	213,673	240,006
Interest income	417	144
Interest expense	(269,557)	(332,327)
Other expense	(11,312)	(7,666)
	(66,779)	(99,843)

Income Before Income Tax Expense	2,801,935	1,914,140

Income tax expense	-	-

Net income	2,801,935	1,914,140

Deemed preferred stock dividend	(854,300)	-

Net income available to common shareholders	$1,947,635	$1,914,140

Other comprehensive income
Foreign currency translation gain	1,979,890	624,721
Comprehensive Income	$4,781,825	$2,538,861

Share data

Basic earnings per share	$0.15	$0.18

Diluted earnings per share	$0.10	$0.18

Weighted average common shares outstanding,
basic	13,040,061	10,388,172

Weighted average common shares outstanding,
diluted	19,444,924	10,388,172

See notes to consolidated financial statements

China Carbon Graphite Group, Inc
Consolidated Statements of Operations (Unaudited)
	(US Dollars)
	Three months ended June 30,
	2008	2007

Sales	$7,923,777	$6,073,316

Cost of Goods Sold	5,817,126	4,600,350
Gross Margin	2,106,651	1,472,966

Operating Expenses
Selling expenses	149,668	77,487
General and administrative	249,712	140,195
Depreciation and amortization	15,587	-
	414,967	217,682
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,691,684	1,255,284

Other Income (Expense)
Other income	14,477	2,684
Interest income	239	-
Interest expense	(136,334)	(173,151)
Other expense	(11,311)	(7,666)
	(132,929)	(178,133)

Net income	1,558,755	1,077,151

Other comprehensive income
Foreign currency translation gain	727,747	193,111
Comprehensive Income	$2,286,502	$1,270,262

Share data

Basic earnings per share	$0.12	$0.10

Diluted earnings per share	$0.08	$0.10

Weighted average common shares outstanding,
basic	12,718,412	10,388,172

Weighted average common shares outstanding,
diluted	19,918,911	10,388,172

See notes to consolidated financial statements

China Carbon Graphite Group, Inc
Consolidated Statements of Cash Flows (Unaudited)

	(US Dollars)
	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net Income	$2,801,935	$1,914,140
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	633,447	337,369
Change in operating assets and liabilities
Trade accounts receivable	6,811	1,014,118
Notes receivable	222,712	(15,656)
Prepaid expenses	-	(17,807)
Other receivables	303,122	68,761
Advance to suppliers	(561,544)	-
Inventory	(2,122,854)	(178,619)
Accounts payable and accrued expenses	209,444	(1,917,110)
Advance from customers	(618,078)	-
Taxes payable	(59,809)	(41,705)
Other payables	518,884	-
Net cash provided by operating activities	1,334,070	1,163,492

Cash flows from investing activities
Acquisition of property and equipment and
land use rights	(589,509)	(281,843)
Net cash used in investing activities	(589,509)	(281,843)

Cash flows from financing activities
Advance from (repayment to) related parties	57,220	(297,884)
Repayment on notes payable	(727,585)	(616,411)
Net cash used in financing activities	(670,365)	(914,294)
Effect of exchange rate changes on cash	83,919	27,551

Net increase (decrease) in cash and cash equivalents	158,115	(5,094)

Cash and cash equivalents at beginning of period	4,497	45,460

Cash and cash equivalents at end of period	$162,612	$40,366

Supplemental disclosure of cash flow information
Interest paid	$269,557	$332,327
Income taxes paid	$-	$-

Non-cash financing activities:
Deemed preferred dividend reflected in paid-in capital	$854,300	$-

See notes to consolidated financial statements

China Carbon Graphite Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Business

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

In connection with the acquisition of Talent, on December 17, 2007:

(a)
The Company entered into a buy-back agreement dated December 14, 2007, with Arto Tavukciyan and Lyndon Grove pursuant to which the Company purchased 5,344,000 shares of common stock of the Company from them, of which 1,000,000 share were placed in escrow. Mr. Tavukciyan and Mr. Grove were, at the time of the agreement, the holders of 65.4% of the Company’s outstanding common stock. Pursuant to the buy-back agreement:

•
The Company agreed to pay a purchase price of $700,000 for the shares, for which the Company issued its promissory note in the principal amount of $700,000, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008. These payments have been made.

•	The Company agreed to pay a finders’ fee of $100,000 to Ventana Capital Partners, payable in installments of $50,000 on each of March 31, 2008 and June 30, 2008. These payments have been made.

•	As a result of the payments described above, the 1,000,000 shares held in escrow were delivered to the Company and cancelled during the six months ended June 30, 2008.
(b)	The Company transferred all of the stock of its wholly-owned subsidiary, Achievers Publishing Inc., a British Columbia corporation, to Mr. Tavukciyan

(c)
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

The purchase price of the note is payable in installments. At the closing, XingGuang paid $183,000 to cover closing costs. Prior to the closing, XingGuang had paid at least $217,000 of expenses relating to the reverse acquisition on the Company’s behalf. XingGuang is to pay a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. The payments due March 31, 2008 and June 30, 2008 have both been made.

(d)	Pursuant to the securities purchase agreement:

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

•
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to September 16, 2008) and declared effective by the SEC not later than August 13, 2008 (subsequently extended to December 16, 2008). We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 (subsequently extended to December 16, 2008) that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

Contemporaneously with the transactions described above, seven investors purchased 2,803,040 shares of common stock from a group of our stockholders in a private purchase. This purchase, while separate from the reverse acquisition, was a condition to the Company’s consummation of the exchange agreement.

In December 2007, the Company was recapitalized to give effect to the share exchange agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Talent is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Talent of the Company, with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere and the 2,803,040 shares purchased by other investors are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition. The remaining shares are treated as issued at the closing, other than the 1,000,000 shares which were held in escrow, all of which had been returned to the Company and cancelled as of June 30, 2008.

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

China Carbon Graphite Group, Inc.
 ß(100% Equity ownership)
Talent International Investment Limited
 ß(100% Equity ownership)
Xinghe Yongle Carbon Co., Ltd.
 ß(Contractual arrangements)
Xinghe Xingyong Carbon Co., Ltd.

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

Under generally accepted accounting principles, the acquisition by the Company of Talent is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent, in the acquisition by Talent of the Company, then known as Achievers Magazine, Inc., with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect the only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere and the 2,803,040 shares purchased by other investors are deemed to be outstanding for all period covered by these financial statements.

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

Accounts receivable - The Company uses the allowance method to account for uncollectible accounts receivable. As of June 30, 2008 all accounts receivable, advances to suppliers and other receivables were considered collectible and there was no allowance for bad debts required.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the six months ended at June 30, 2008 and 2007.

Land Use Rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use right has a term of 50 years, commencing in the year 2002. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the six months ended June 30, 2008 or 2007.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2008 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a tax holiday from 100% of the Enterprises Income Tax from the Xing He District Local Tax Authority in the Nei Mongol province for the five years 2003 through 2007.

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

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the People’s Republic of China. Therefore, Xing He District Local Tax Authority in the Nei Mongol province granted tax holiday from 100% of Enterprises Income Tax for additional three years 2008 through 2010. Afterwards, based on the present tax law, the Company will be subject to a corporation income tax rate of 15% effective in 2011.

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

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the six months ended June 30, 2008 and the year ended December 31, 2007 are $1,979,890 and $1,794,923, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2008 and 2007 was $83,919 and $27,551, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2008 and December 31, 2007 were translated at 6.8718 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended June 30, 2008 and 2007 were 7.0726 RMB and 7.72999 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Income per share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants (using the if-converted method). The following table presents a reconciliation of basic and diluted earnings per share

	For the six months ended June 30,
	2008	2007
Net income available to common shareholders for basic and diluted earnings per share	$1,947,635	$1,914,140
Weighted average shares outstanding - basic	13,040,061	10,388,172
Weighted average shares outstanding - diluted	19,444,924	10,388,172
Earnings per share - basic	0.15	0.18
Earnings per share - diluted	$0.10	$0.18

Accumulated other comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2008 and 2007 included net income and foreign currency translation adjustments,

Related parties

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, trade accounts receivables and inventories, the balances of which are stated on the balance sheet. The Company places its cash in banks located in China. Concentration of credit risk with respect to trade accounts receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the periods ended June 30, 2008 and 2007 no single customer accounted for 10% or more of sales revenues.

As of June 30, 2008 and 2007, the Company had insurance expense of $5,717 and $0 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.	Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a 100% tax holiday from Enterprises Income Tax Policy from the Xing He District Local Tax Authority for the eight years 2003 through 2010. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the periods ended June 30, 2008 and 2007, the enterprise income tax at the statutory rates would have been approximately $924,639 and $ 631,674, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:
	2008	2007
Computed tax at the PRC statutory rate of 33%	$924,639	$631,674
Benefit of tax holiday	(924,639)	(631,674)
Income tax expenses per books	$-	$-

6.	Inventories

As of June 30, 2008 and December 31, 2007, inventory consisted of the following:

	2008	2007
Raw materials	$1,796,890	$1,198,174
Work in process	13,032,162	10,119,774
Finished goods	2,819,719	3,270,125
Repair Parts	42,399	38,854
	$17,691,170	$14,626,927

7.	Property and Equipment; Land Use Rights

As of June 30, 2008 and December 31, 2007, property and equipment consist of the following:

	2008	2007
Building	$6,727,231	$6,320,420
Machinery and equipment	19,454,553	18,234,302
Motor vehicles	40,746	38,282
	26,222,530	24,593,004
Less: Accumulated depreciation	5,893,196	4,971,393
	$20,329,334	$19,621,611

For the six months ended June 30, 2008 and 2007, depreciation expense was $601,822 and $335,898.

As of June 30, 2008 and December 31, 2007, land use rights consist of the following:

	2008	2007
Land Use Right	$3,705,034	$2,971,009
Less: Accumulated amortization	168,986	129,055
	$3,536,048	$2,841,954

For the six months ended June 30, 2008 and 2007, amortization expenses were $30,727 and $1,444 respectively.

8. Stockholders’ equity

(a)	Restated Certificate of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated certificate of incorporation included a statement of designations of the rights, preferences, privileges and limitation of the holders of the series A preferred stock. The terms of the statement of designations is set forth under “Conversion of Convertible Notes.”

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

•
While the series A preferred stock is outstanding, if the Company issues common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less then the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

•
While the Series A Preferred Stock is outstanding, without the approval of the holders of 75% of the outstanding shares of Series A Preferred Stock, the Company may not pay cash dividends or other distributions of cash, property or evidences of indebtedness, nor redeem any shares of Common Stock.

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

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing

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

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of the directors being independent directors and the Company would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. Liquidated damages through June 30, 2008 have been waived.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which the Company is required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to September 16, 2008) and declared effective by the SEC not later than August 13, 2008 (subsequently extended to December 16, 2008). We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 (subsequently extended to December 16, 2008) that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

(e)	Cancellation of common stock

In connection with the acquisition of Talent, the Company entered buy-back agreement, see Note 1 (a). The Company agreed to pay a purchase price of $700,000 for the shares, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008. The Company placed 1,000,000 of the shares of common stock in escrow, and the shares are subject to release from escrow. The payments were made in the six months ended June 30, 2008, and the 1,000,000 shares were returned to the Company and cancelled.
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

9. Notes Payable

As of June 30, 2008 and December 31, 2007, notes payable consist of the following:

	2008		2007
Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541% was extended to July 17, 2008 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights		$5,675,369	$-
Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights			5,332,167
Other loan dated June 22, 2007, due June 20, 2008 with an interest rate of 7.227%, interest payable quarterly, secured by equipment and land use rights	$		683,611
Notes payable to former principal shareholders pursuant to buy-back agreements in relation to the reverse acquisition, see Note 1.			700,000
		$5,675,369	$6,715,778

10. Loans from Shareholder

On June 30, 2008 and December 31, 2007, the Company had loans from a shareholder amounting to $4,893,296 and $4,543,648, respectively. The advances do not bear interest and are due on demand.

11. Subsequent Event

On June 30, 2008, the Company had a bank loan of $5,675,369 dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%. The bank loan was extended to July 17, 2008 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights. See Note 9.

On July 17, 2008, the Company paid $800,373 of the notes payable mentioned above and renewed the remaining balance of $4,874,996 with due dates as follows:

2008
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$727,612
Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,164,178
Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,164,178
Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,164,178
Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	654,850
$4,874,996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-KSB and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the electronics and consumer electronics industry, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Overview

Reference in this Form 10-Q to “we,” “us,” “our” and words of like import refer to the Company, its subsidiaries and its variable interest entity, Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”). For periods prior to December 17, 2007, these terms refer to Xingyong.

Prior to December 17, 2007, we were a pubic reporting blind pool company. On December 17, 2007, we executed and completed the transactions contemplated by the agreement with Sincere Investment (PTC) Ltd. whereby Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, became our wholly-owned subsidiary. Talent is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xingyong, as described below.

Xingyong was organized under the laws of the PRC in 2002. Xingyong’s business was formerly operated as a state-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company named Xinghe Xingye Carbon Co., Ltd. In December 2001, Mr. Dengyong Jin organized Xingyong to acquire the business of Xinghe Xingye Carbon Co., Ltd. by paying RMB 55,600,000 (approximately US$7,900,000). Mr. Jin funded RMB 33,750,000 (approximately US$4,800,000) and the company obtained bank loans in the amount of RMB 21,950,000 (approximately US$3,100,000).

From December 2001 until the reverse acquisition on December 17, 2007, our business was conducted by Xingyong, and this discussion relates to the business, financial condition and results of operations of Xingyong for all periods prior to December 17, 2007, and thereafter reflect the financial condition of the Company, its subsidiaries and Xingyong, which is a variable interest entity whose financial statements are consolidated with ours pursuant to FIN 46. We develop, manufacture and market graphite products. Our main products include graphite electrode, fine grain graphite and high purity graphite. We produce all of our products in China. Our products are generally used either as a component in other products, as an element of a facility or in the manufacturing process of other products. We sell our products to distributors who sell to producers in both the domestic Chinese market and the international market. We also sell graphite electrodes directly to domestic end users.

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

For the five years from 2003 through 2007, we received a 100% tax holiday from the regional government for enterprise income tax. As a result, we paid no enterprise income tax for those years. In 2008, Xing He District Local Tax Authority in the Nei Monggol province granted tax holiday from 100% of Enterprises Income Tax for additional three years - from 2008 through 2010. Following expiration of that period, based on the present tax law, we will be subject to a corporation income tax rate of 15% effective in 2011.

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

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the People’s Republic of China. Therefore, Xing He District Local Tax Authority in the Nei Monggol province granted tax holiday from 100% of Enterprises Income Tax for additional three years 2008 through 2010. Following expiration of the three year period, based on the present tax law, we will be subject to a corporation income tax rate of 15% effective in 2011.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2008.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We own the land use right for 2,356,209 square feet, of which 290,626 square is occupied by our facilities, for a term of 50 years, beginning from issuance date of the certificates granting the land use right in 2002. We record the property subject to land use rights as intangible property.

Each intangible asset is reviewed periodically or more often if circumstances dictate, to determine whether its carrying value has become impaired. We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. We also re-evaluate the amortization periods to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through June 30, 2008 has not been significant.

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

RESULTS OF OPERATIONS

The following tables set forth information from our statements of operations for the six months and three months ended June 30, 2008 and 2007, in dollars and as a percentage of sales:

	Six months ended June 30,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$13,651,779	100.00%	$11,446,022	100.00%
Cost of sales	10,183,419	74.59%	9,100,115	79.50%
Gross margin	3,468,360	25.41%	2,345,907	20.50%
Operating expenses	599,646	4.40%	331,924	2.90%
Income from operations	2,868,714	21.01%	2,013,983	17.60%
Other income	213,673	1.57%	240,006	2.10%
Interest income	417	0.00%	144	0.00%
Interest expense	(269,557)	(1.98)%	(332,327)	(2.90)%
Other expense	(11,311)	(0.08)%	(7,666)	(0.07)%
Income before income tax expense	2,801,935	20.52%	1,914,140	16.73%
Provision for income taxes	-	0.00%	-	0.00%
Net income	2,801,935	20.52%	1,914,140	16.73%
Other comprehensive income
Foreign currency translation adjustment	1,979,890	14.50%	624,721	5.46%
Comprehensive income	$4,781,825	35.02%	$2,538,861	22.19%

	Three months ended June 30,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$7,923,777	100.00%	$6,073,316	100.00%
Cost of sales	5,817,126	73.41%	4,600,350	75.75%
Gross margin	2,106,651	26.59%	1,472,966	24.25%
Operating expenses	414,967	5.24%	217,682	3.58%
Income from operations	1,691,684	21.35%	1,255,284	20.67%
Other income	14,477	0.18%	2,684	0.04%
Interest income	239	0.00%	-	-%
Interest expense	(136,334)	(1.72)%	(173,151)	(2.85)%
Other expense	(11,312)	(0.14)%	(7,666)	(0.13)%
Income before income tax expense	1,558,754	19.67%	1,077,151	17.74%
Provision for income taxes	-	0.00%	-	0.00%
Net income	1,558,754	19.67%	1,077,151	17.74%
Other comprehensive income
Foreign currency translation adjustment	727,747	9.18%	193,111	3.18%
Comprehensive income	$2,286,502	28.86%	$1,270,262	20.92%

Sales. During the six months ended June 30, 2008, we had sales of $13.7 million, as compared to sales of $11.4 million for the six months ended June 30, 2007, an increase of $2.2 million, or approximately 19.3%. Net sales for the three months ended June 30, 2008 were $7.9 million compared to $6.1 million for the three months ended June 30, 2007, an increase of $1.8 million or 29.5%. This increase resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers.

Cost of sales; gross margin. During the six months ended June 30, 2008, our cost of sales was $10.2 million, as compared to cost of sales of $9.1 million during the six months ended June 30, 2007, an increase of $1.1 million, or approximately 12.1%. The sales increased 19.3% while the cost of sales increased 12.1%. As a result, our gross profit increased by $1.1 million, or approximately 47.8%, and our gross margin increased from 20.5% in the six months ended June 30, 2007 to 25.4% in the six months ended June 30, 2008.
Cost of sales for the three months ended on June 30, 2008 totaled $5.8 million compared to $4.6 million for the three months ended on June 30, 2007, an increase of $1.2 million or 26.4%. As a result, our gross profit increased by $0.6 million, or approximately 43%, our gross margin increased from 24.25 % in the three months ended June 30, 2007 to 26.59 % in the three months ended June 30, 2008.
The increase in gross profit resulted from a shift of our production focus from low margin graphite electrodes to fine grain graphite and high purity graphite which, although these electrodes have a higher cost, generate a higher gross margin.

Operating expenses.
Operating expenses increased $267,722 or 80.7% from $331,924 in the six months ended June 30, 2007 to $599,622 in the six months ended June 30, 2008. The change was due to increase of depreciation and amortization expense of $29,276, increase of selling expense of $78,986 and increase of general administrative expense of $159,460.
Operating expenses increased $197,285 or 90.6% from $217,682 in the three months ended June 30, 2007 to $414,967 in the three months ended June 30, 2008. The change was due to increase of depreciation and amortization expense of $15,587, increase of selling expense of $72,181 and increase of general administrative expense of $109,517.
Increase of operating expenses was primarily due to increase of professional expenses related to the costs of being a public reporting as well as higher selling expenses incurred in relation to sale of higher margin products fine grain graphite and high purity graphite.

Income from operations. For six months ended June 30, 2008, income from operations amounted to $2,868,714 as compared to $2,013,983 for the six months ended June 30, 2007, an increase of $854,731 or approximately 42.4%. For three months ended June 30, 2008, income from operations amounted to $1,691,684 as compared to $1,255,284 for the three months ended June 30, 2007, an increase of $436,400 or approximately 34.8%. The increase was primarily due to shift of production focus to fine grain graphite and high purity graphite which has higher gross profit margin.

Other income. For the six months ended June 30, 2008, other income amounted to $213,673 as compared to $240,006 for the six months ended June 30, 2007. Other income includes government grant received from the PRC government for the recognition of high technology and science companies in the amount of $212,086 and $238,681 for the six months ended June 30, 2008 and 2007, respectively. These grants were received in the first quarter of 2008 and 2007. For the three months ended June 30, 2008, other income amounted to $14,477 as compared to $2,684 for the three months ended June 30, 2007.

Interest income and expenses. During the six months ended June 30, 2008 and 2007, interest expense amounted $269,557 and $332,327, respectively and interest income of $417 and $144, respectively. During the three months ended June 30, 2008 and 2007, interest expense amounted $136,334 and $173,151, respectively and interest income of $239 and $0, respectively.

Deemed preferred stock dividend.

Upon filing of our amended and restated articles of incorporation on January 22, 2008, our 3% convertible notes were automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of the common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. As a result of the issuance of the warrants to the holders of the series A preferred stock, we computed the effective preferred stock conversion price to be $0.24 per share, with the result that the intrinsic value of the conversion feature was $854,300. The deemed preferred stock dividend is a non-cash charge which does not affect our operations or cash flow.

Net income. As a result of the factors described above, our net income available to common shareholders is $1,947,635, or $0.15 per share (basic) and $0.10 per share (diluted) for the six months ended June 30, 2008, as compared with $1,914,140, or $0.18 per share (basic and diluted) for the six months ended June 30, 2007.

Comprehensive income. For the six months ended June 30, 2008, comprehensive income of $4,781,825 reflects of our net income of $2,801,935 (before deduction of the deemed preferred stock dividend) and foreign currency translation gains of $1,979,890. For the six months ended June 30, 2007, comprehensive income of $2,538,861 reflects the sum of our net income of $1,914,140 and foreign currency translation gains of $624,721.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2008, we had a cash balance of $162,612 as compared to $ 4,497 on December 31, 2007. These funds are on deposit with financial institutions located in the PRC.

Our working capital position increased $4.6 million to $10.4 million at June 30, 2008 from a working capital of $5.8 million at December 31, 2007. The increase in working capital reflects an increase in inventories ($3,064,243), as well as advances to suppliers ($602,519) and accounts receivable ($306,511), and a decrease in current liabilities ($909,427), partially offset by a decrease in other receivables ($253,761) and notes receivable ($207,045). We generated cash from operations of $1,334,070 for the six months ended June 30, 2008, as compared with $1,163,492 for the comparable period of 2007.

Net cash used in investing activities was $589,509 for the six months ended June 30, 2008 as compared to $281,843 provided in the six months ended June 30, 2007. For both periods, the cash used in investing activities related to the acquisition of property and land use rights.

Net cash used in financing activities was $670,365 in the six months ended June 30, 2008 as compared to $914,294 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received advances from related parties $57,220 and repaid notes payable $727,585. For the six months ended June 30, 2007, we repaid advances from related parties of $297,884 and advances on notes payable of $616,411.

We have financed our operations principally through short term bank loans and, to a lesser extent, loans from Mr. Jin, our chief executive officer. At June 30, 2008, we had a bank loan in the amount of $5,675,369 which was due on June 10, 2009 and which bore interest at 9.711% per annum and was secured by a security interest on our fixed assets and land use rights. On July 17, we paid $800,373 of the note and renewed the remaining balance of $4,874,996 with varying maturing dates in May, June and July 2009. Although we believe that we will be able to obtain further extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

At June 30, 2008, Mr. Jin has advances to us in the amount of $4.9 million, as compared with $4.5 million at December 31, 2007. The change in the amount is caused by a change in the exchange rate of RMB to United States dollars. The amount of the loan in RMB is unchanged. These advances do not bear interest and are due on demand.

In December 2007, in connection with the reverse acquisition, we issued a 3% convertible note in the principal amount of $1,200,000 to the investor. This note was automatically converted into 1,200,499 shares of series A convertible preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share on January 22, 2008, when we filed restated articles of incorporation that authorized the creation of preferred stock and included a statement of designation for the series A convertible preferred stock. The purchase price of the note was payable in installments, and the full purchase price was paid at June 30, 2008. At the closing, XingGuang paid $183,000 to cover closing costs. Prior to the closing, the investor had paid at least $217,000 of expenses relating to the reverse acquisition on our behalf. The investor paid a total of $800,000 in two installments of $400,000 each, the first being due on March 31, 2008 and the second being due on June 30, 2008. These payments were made during the six months ended June 30, 2008.

In connection with the reverse acquisition, we issued our promissory note for $700,000 and we owe a $100,000 finders’ fee in connection with the reverse acquisition. These payments are due in two installments totaling $400,000 each, which are due on March 31, 2008 and June 30, 2008. These payments are secured by 1,000,000 of the share of common stock that we purchased from the former principal stockholders of Achievers. These shares were held in escrow, and were released from escrow and cancelled when we paid these obligations.

We require funds for working capital for our operations. We believe that our working capital, together with the cash flow from our ongoing business will be sufficient to enable us to meet our cash requirements for the next 12 months with our present business. However, plan to develop an enhanced product which may have use in the nuclear power industry, and this development effort will require substantial additional funding. We cannot assure you that we will be able to obtain the necessary funding and, even if we have sufficient financing, we will be able to develop a product acceptable to the nuclear power industry.

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

The following table summarizes our contractual obligations as of June 30, 2008.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness	$5,675,369	$5,675,369	$—	$—	$—
Total Contractual Obligations:	$5,675,369	$5,675,369	$—	$—	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our sales are primarily through distributors in China and we are paid in RMB. Thus, most of our revenues and operating results is not impacted by exchange rate fluctuations between RMB and US dollars. However, our reporting currency is the U.S. dollar and the functional currency of the Company is the RMB. Therefore, translation adjustments arise from the process of translating the local currency financial statements into U.S. dollars. For the three months ended June 30, 2008, we had foreign currency translation gain of $1,979,890 due to the fluctuation in the foreign exchange rate.

Item 3. Controls and Procedures

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of June 30, 2008.

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

The certification of our chief executive and chief financial officer, which is included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q, include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certification.

PART II. OTHER INFORMATION
Item 6.  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

32.1	Certification by chief executive officer and chief financial officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Carbon Graphite Group, Inc. (Registrant)

August 14, 2008	By:	/s/ Dengyong Jin
Dengyong Jin, Chief Executive Officer

August 14, 2008	By:	/s/ Donghai Yu
Donghai Yu, Chief Financial Officer