Form 10-Q
period 2008-09-30
China Carbon Graphite Group, Inc.
filed 2008-11-14
CIK 1284450

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

CHINA CARBON GRAPHITE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

China Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China
(Address of principal executive offices)

(86) 474-7209723
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☒     No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On November 13, 2008, the Registrant had 12,218,412 shares of common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Income for the three months ended September 30, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	17

Item 4. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	26

China Carbon Graphite Group, Inc.
Condensed Consolidated Balance Sheets

	(US Dollars)
	Unaudited	Audited
	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$52,102	$4,497
Trade accounts receivable	5,854,729	4,868,263
Notes receivable	-	243,426
Other receivables	491,145	766,945
Advance to suppliers	885,705	636,660
Inventories	17,163,642	14,626,927
Prepaid expenses	30,487	-
Total current assets	24,477,810	21,146,718

Property and equipment	20,081,305	19,583,329

Construction in progress	2,625,861	38,282

Land use rights, net	3,622,908	2,841,954
	$50,807,884	$43,610,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$907,846	$988,470
Advance from customers	3,520,899	2,466,810
Taxes payable	325,470	232,234
Notes payable	4,886,873	6,715,778
Convertible note payable	-	400,000
Loan from shareholder	4,800,453	4,543,648
Other payables	508,452	-
Total current liabilities	14,949,993	15,346,940

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share, authorized 20,000,000 shares, issued and outstanding 1,200,499 shares at September 30, 2008; none authorized at December 31, 2007	$1,200	$-
Common stock, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 12,218,412 shares and 13,218,412 shares at September 30, 2008 and December 31, 2007, respectively	12,218	13,218
Additional paid-in capital	8,690,426	6,637,326
Accumulated other comprehensive income	5,012,768	2,948,244
Retained earnings	22,141,279	18,814,255
Treasury Stock-common at cost - none at September 30,2008 and 1,000,000 shares at December 31, 2007	-	(149,700)
	35,857,891	28,263,343
	$50,807,884	$43,610,283

See accompanying notes to condensed consolidated financial statements.

China Carbon Graphite Group, Inc
Condensed Consolidated Statements of Income and Comprehensive income (Unaudited)

	(US Dollars)
	Nine months ended September 30,
	2008	2007

Sales	$21,160,851	18,799,732

Cost of Goods Sold	15,567,633	15,067,613
Gross Margin	5,593,218	3,732,119

Operating Expenses
Selling expenses	439,004	110,050
General and administrative	575,936	541,059
Depreciation and amortization	49,399	13,176
	1,064,339	664,285
Operating Income Before Other Income (Expense) and Income Tax Expense	4,528,879	3,067,834

Other Income (Expense)
Other income	224,705	286,779
Interest income	910	377
Interest expense	(413,039)	(393,540)
Other expense	(11,431)	(18,458)
	(198,855)	(124,842)

Income Before Income Tax Expense	4,330,024	2,942,992

Income tax expense	-	-

Net income	4,330,024	2,942,992

Deemed preferred stock dividend	(854,300)	-

Net income available to common shareholders	$3,475,724	$2,942,992

Comprehensive income:
Net income	$4,330,024	$2,942,992
Other comprehensive income
Foreign currency translation gain	2,064,524	988,404
Comprehensive Income	$6,394,548	$3,931,396

Share data

Basic earnings per share	$0.27	$0.28

Diluted earnings per share	$0.18	$0.28

Weighted average common shares outstanding,
basic	12,716,587	10,388,172

Weighted average common shares outstanding,
diluted	19,365,223	10,388,172

See accompanying notes to condensed consolidated financial statements.

China Carbon Graphite Group, Inc
Condensed Consolidated Statements of Income and Comprehensive income (Unaudited)

	(US Dollars)
	Three months ended September 30,
	2008	2007

Sales	$7,509,072	$7,353,710

Cost of Goods Sold	5,384,214	5,967,498
Gross Margin	2,124,858	1,386,212

Operating Expenses
Selling expenses	269,002	19,034
General and administrative	177,019	301,602
Depreciation and amortization	18,672	11,725
	464,693	332,361
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,660,165	1,053,851

Other Income (Expense)
Other income	11,032	46,773
Interest income	493	233
Interest expense	(143,482)	(61,213)
Other expense	(120)	(10,792)
	(132,077)	(24,999)

Income before income taxes	1,528,088	1,028,852

Income taxes	-	-

Net income	1,528,088	1,028,852

Other comprehensive income
Foreign currency translation gain	84,634	363,683
Comprehensive Income	$1,612,722	$1,392,535

Share data

Basic earnings per share	$0.13	$0.10

Diluted earnings per share	$0.08	$0.10

Weighted average common shares outstanding,
basic	12,218,412	10,388,172

Weighted average common shares outstanding,
diluted	19,418,911	10,388,172

See accompanying notes to condensed consolidated financial statements.

China Carbon Graphite Group, Inc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	(US Dollars)
	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net Income	$4,330,024	$2,942,992
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	954,924	832,927
Change in operating assets and liabilities
Trade accounts receivable	(680,934)	(921,340)
Notes receivable	258,703	(140,124)
Prepaid expenses	(30,487)	(10,644)
Other receivables	323,933	(158,108)
Advance to suppliers	(209,088)	-
Inventory	(1,618,729)	(234,183)
Accounts payable and accrued expenses	(36,385)	(398,050)
Advance from customers	899,273	-
Taxes payable	78,661	448,261
Other payables	508,451	-
Net cash provided by operating activities	4,778,346	2,361,731

Cash flows from investing activities
Acquisition of property and equipment	(132,731)
Payment for construction in progress	(2,625,861)
Additional payment on land use rights	(653,028)	(1,684,847)
Net cash used in investing activities	(3,411,620)	(1,684,847)

Cash flows from financing activities
Repayment to related parties	(28,353)	(639,055)
Repayment on notes payable	(1,506,456)	(92,232)
Net cash used in financing activities	(1,534,809)	(731,287)
Effect of exchange rate changes on cash	215,688	60,264

Net increase in cash and cash equivalents	47,605	5,861

Cash and cash equivalents at beginning of period	4,497	45,460

Cash and cash equivalents at end of period	$52,102	$51,321

Supplemental disclosure of cash flow information
Interest paid	$413,039	$393,540
Income taxes paid	$-	$-

Non-cash financing activities:
Deemed preferred dividend reflected in paid-in capital	$854,300	$-

See accompanying notes to condensed consolidated financial statements.

China Carbon Graphite Group, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), is a Nevada corporation, incorporated on February 13, 2003 under the name Achievers Magazine Inc. In connection with the reverse acquisition transaction described below, the Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

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

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. Xingyong’s sole stockholder is the Company’s chief executive officer. These agreements give the Company the ability to operate and manage the business of Xingyong and to derive the profit (or sustain the loss) from Xingyong’s business. As a result, the operations of Xingyong are consolidated with those of the Company for financial reporting purposes. The relationship among the above companies as follows:

The Company manufactures graphite electrodes, fine grain graphite, high purity graphite and other carbon derived products.

Stock conversion

On January 22, 2008, the Company affected a 1.6-for-one stock conversion whereby each share of common stock became converted into 1.6 shares of common stock. All references to share and per share information in these financial statements reflect this stock conversion.

2.	Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to condensed consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.  Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

The accompanying unaudited condensed consolidated financial statements for China Carbon Graphite Group, Inc., its subsidiaries and variable interest entity, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Under US GAAP, the acquisition by the Company of Talent is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent, in the acquisition by Talent of the Company, then known as Achievers Magazine, Inc., with the issuance of stock by Talent for the net monetary assets of the Company. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Talent. Since Talent and Yongle did not have any business activities, the Company’s financial statements prior to the closing on the reverse acquisition, reflect the only business of Xingyong. The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere and the 2,803,040 shares purchased by other investors are deemed to be outstanding for all period covered by these financial statements.

The Company’s condensed consolidated financial statements include the financial statements of its wholly owned subsidiaries, Talent and Yongle, as well as Xingyong, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. All significant intercompany accounts and transactions have been eliminated in the combination.

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

Accounts receivable - The Company uses the allowance method to account for uncollectible accounts receivable. As of September 30, 2008 all accounts receivable, advances to suppliers and other receivables were considered collectible and there was no allowance for bad debts required.

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the Statements of Income.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the nine months ended at September 30, 2008 and 2007.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Land Use Rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use right has a term of 50 years, commencing in 2002. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the nine months ended September 30, 2008 or 2007.

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

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable

Advertising - The Company expenses advertising costs as they are incurred. Advertising expenses are $7,400 and $1,057 for the nine months ended September 30, 2008 and 2007. No advertising expenses incurred during the three months ended September 30, 2008 and 2007.

Shipping and handling costs - The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the nine months ended September 30, 2008 and 2007, shipping and handling costs were $396,119 and $105,684.

Segment reporting - Statement of Financial Accounting Standards No 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information”, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company only sells carbon graphite products and sells only to Chinese distributors and end users.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2008 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Fair value of financial instruments - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007.

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the nine months ended September 30, 2008 and 2007 are $2,064,524 and $988,404, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2008 and 2007 was $215,687 and $60,265, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2008 and December 31, 2007 were translated at 6.8551 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended September 30, 2008 and 2007 were 6.99886 RMB and 7.72999 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants (using the if-converted method).

Accumulated other comprehensive income - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2008 and 2007 included net income and foreign currency translation adjustments.

Related parties - Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

For the periods ended September 30, 2008 and 2007 no single customer accounted for 10% or more of sales revenues. As of September 30, 2008, accounts receivable from two customers constitute 25% and 19% respectively of the Company’s total accounts receivable as of September 30, 2008.

As of September 30, 2008 and 2007, the Company had insurance expense of $5,778 and $0 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.	Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

The Company has been granted a 100% tax holiday from Enterprises Income Tax Policy from the Xing He District Local Tax Authority for the eight years 2003 through 2010. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the periods ended September 30, 2008 and 2007, the enterprise income tax at the statutory rates would have been approximately $1,428,908 and $ 971,187, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	2008	2007
Computed tax at the PRC statutory rate of 33%	$1,428,908	$971,187
Benefit of tax holiday	(1,428,908)	(971,187)
Income tax expenses per books	$-	$-

6.	Inventories

As of September 30, 2008 and December 31, 2007, inventory consisted of the following:

	2008	2007
Raw materials	$3,511,000	$1,198,174
Work in process	10,603,487	10,119,774
Finished goods	2,995,332	3,270,125
Repair Parts	53,823	38,854
	$17,163,642	$14,626,927

Raw materials consist primarily asphalt, petroleum coke, needle coke and other materials used in production. Finished goods consist graphite electrodes, fine grain graphite and high purity graphite. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as shipping and handling costs are also included in the cost of inventory.

7.	Property and Equipment; Land Use Rights

As of September 30, 2008 and December 31, 2007, property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Building	$6,743,619	$6,320,420
Machinery and equipment	19,505,594	18,234,302
Motor vehicles	40,846	-
	26,290,059	24,554,722
Less: Accumulated depreciation	6,208,754	4,971,393
	$20,081,305	$19,583,329

For the nine months ended September 30, 2008 and 2007, depreciation expense was $905,525 and $819,751.

As of September 30, 2008 and December 31, 2007, land use rights consist of the following:

	2008	2007
Land Use Right	$3,811,039	$2,971,009
Less: Accumulated amortization	188,131	129,055
	$3,622,908	$2,841,954

For the nine months ended September 30, 2008 and 2007, amortization expenses were $49,399 and $13,176 respectively.

Amortization expense for the next five years ended September 30:

2009	$74,655
2010	74,655
2011	74,655
2012	74,655
2013	74,655
Thereafter	3,249,633
Total	$3,622,908

8.	Stockholders’ equity

(a)	Restated Certificate of Incorporation

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

•
While the series A preferred stock is outstanding, if the Company issues common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less than the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

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

•
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of the directors being independent directors and the Company would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. Liquidated damages through September 30, 2008 have been waived.

•
The Company and XingGuang entered into a registration rights agreement pursuant to which the Company is required to have a registration statement filed with the SEC by March 16, 2008 (subsequently extended to November 16, 2008) and declared effective by the SEC not later than August 13, 2008 (subsequently extended to December 16, 2008). We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008 (subsequently extended to December 16, 2008) that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.

•	XingGuang has a right of refusal on future financings.

(e)	Cancellation of common stock

In connection with the acquisition of Talent, the Company entered buy-back agreement with the then majority stockholder. See Note 1 (a). The Company agreed to pay a purchase price of $700,000 for the shares, payable in installments of $350,000 on each of March 31, 2008 and June 30, 2008. The Company placed 1,000,000 of the shares of common stock in escrow, and the shares are subject to release from escrow. The payments were made in the six months ended June 30, 2008, and the 1,000,000 shares were returned to the Company and cancelled.

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

9.	Notes Payable

As of September 30, 2008 and December 31, 2007, notes payable consist of the following:

	September 30, 2008	December 31, 2007
Bank loans dated July 14, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$656,446	$-
Bank loans dated July 14, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,014	-
Bank loans dated July 14, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,014	-
Bank loans dated July 14, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,014	-
Bank loans dated July 14, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	729,385	-
Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights	-	683,611
Other loan dated June 22, 2007, due June 20, 2008 with an interest rate of 7.227%, interest payable quarterly, secured by equipment and land use rights	-	5,332,167
Notes payable to former principal shareholders pursuant to buy-back agreements in relation to the reverse acquisition, see Note 1.	-	700,000
	$4,886,873	$6,715,778

10.	Loans from Shareholder

On September 30, 2008 and December 31, 2007, the Company had loans from CEO Dengyong Jin amounting to $4,800,453 and $4,543,648, respectively. The advances do not bear interest and are unsecured and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere. Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007 and those described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Form 10-KSB and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the market for graphite electrode, fine grain graphite and high purity graphite, our ability to develop a higher purity graphite electrode, including our ability to obtain the necessary funding for such efforts, any one or more of which could cause actual results to differ materially from those stated in such statements. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in China, product demand, our ability to develop products using the most current technology, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of purity. We purchase most of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts for raw materials, any changes in prices of raw material will affect the price at which we can sell our product. Our raw materials are subject to rapid and significant price fluctuations. In times of increasing prices, we need to try to fix the price at which we purchases raw materials in order to avoid increases in costs which we cannot recoup through increases in sales prices. Similarly, in times of decreasing prices, we may have purchased raw materials at prices which are high in terms of the price at which we can sell our products, which also can impair our margins.

The laws of the PRC give the government broad power to fix and adjust prices. Although the government has not imposed price controls on our raw materials or on our products, it is possible that such controls may be implemented in the future. Since most of our sales are made to domestic companies, our gross margins can be affected by any price controls imposed by the government of the PRC. Our margins can be severely impacted in price controls are placed on the price at which we can sell products without any regulation of the prices at which we can purchase raw materials in the PRC. If the government places controls on both the price at which we purchase raw materials and the price at which we can sell our products, significant components in determining our margins would be determined by government policy.

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

Although we do not believe that our operations for the nine months ended September 30, 2008 were affected by the current economic conditions, these conditions, together with problems that our customers and potential customers may have in obtaining credit, in a reduction in demand for capital expenditures generally and our products in particular as well as delays in payments from our customers. The uncertainty of current economy could also adversely impact our ability to obtain financing for working capital, capacity expansion and other long term development plans.

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

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the People’s Republic of China. The Xing He District Local Tax Authority in the Nei Monggol province granted us a tax holiday from 100% of Enterprises Income Tax for additional three years - from 2008 through 2010. Following expiration of the three year period, based on the present tax law, we will be subject to a corporation income tax rate of 15% effective in 2011.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of September 30, 2008.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We own the land use right for 2,356,209 square feet, of which 290,626 square feet is occupied by our facilities, for a term of 50 years, beginning from issuance date of the certificates granting the land use right in 2002. We record the property subject to land use rights as intangible property.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense through September 30, 2008 has not been significant.

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

RESULTS OF OPERATIONS

The following tables set forth information from our statements of operations for the nine months and three months ended September 30, 2008 and 2007, in dollars and as a percentage of sales:

	Nine months ended September 30,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$21,160,851	100.00%	$18,799,732	100.00%
Cost of sales	15,567,633	73.57%	15,067,613	80.15%
Gross margin	5,593,218	26.43%	3,732,119	19.85%
Operating expenses	1,064,339	5.03%	664,285	3.53%
Income from operations	4,528,879	21.40%	3,067,834	16.32%
Other income	224,705	1.06%	286,779	1.53%
Interest income	910	0.00%	377	0.00%
Interest expense	(413,039)	(1.95)%	(393,540)	(2.09)%
Other expense	(11,431)	(0.05)%	(18,458)	(0.10)%
Income before income tax expense	4,330,024	20.46%	2,942,992	15.65%
Provision for income taxes	-	0.00%	-	0.00%
Net income	4,330,024	20.46%	2,942,992	15.65%
Other comprehensive income
Foreign currency translation adjustment	2,064,524	9.76%	988,404	5.26%
Comprehensive income	$6,394,548	30.22%	$3,931,396	20.91%

	Three months ended September 30,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$7,509,072	100.00%	$7,353,710	100.00%
Cost of sales	5,384,214	71.70%	5,967,498	81.15%
Gross margin	2,124,858	28.30%	1,386,212	18.85%
Operating expenses	464,693	6.19%	332,361	4.52%
Income from operations	1,660,165	22.11%	1,053,851	14.33%
Other income	11,032	0.15%	46,773	0.64%
Interest income	493	0.01%	233	-%
Interest expense	(143,482)	(1.91)%	(61,213)	(0.83)%
Other expense	(120)	(0.00)%	(10,792)	(0.15)%
Income before income tax expense	1,528,088	20.35%	1,028,852	13.99%
Provision for income taxes	-	0.00%	-	0.00%
Net income	1,528,088	20.35%	1,028,852	13.99%
Other comprehensive income
Foreign currency translation adjustment	84,634	1.13%	363,683	4.95%
Comprehensive income	$1,612,722	21.48%	$1,392,535	18.94%

Sales. During the nine months ended September 30, 2008, we had sales of $21.2 million, as compared to sales of $18.8 million for the nine months ended September 30, 2007, an increase of $2.4 million, or approximately 12.8%. Net sales for the three months ended September 30, 2008 were $7.5 million compared to $7.4 million for the three months ended September 30, 2007, an increase of $0.1 million or 1.4%. This increase resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers.

Cost of sales; gross margin. During the nine months ended September 30, 2008, our cost of sales was $15.6 million, as compared to cost of sales of $15 million during the nine months ended September 30, 2007, an increase of $0.6 million, or approximately 4%. The sales increased 12.8% while the cost of sales increased 4%. As a result, our gross profit increased by $1.9 million, or approximately 49.9%, and our gross margin increased from 19.9% in the nine months ended September 30, 2007 to 26.4% in the nine months ended September 30, 2008.

Cost of sales for the three months ended on September 30, 2008 totaled $5.4 million compared to $6.0 million for the three months ended on September 30, 2007, a decrease of $0.6 million or 10%. As a result, our gross profit increased by $0.74 million, or approximately 53.3%, our gross margin increased from 18.9 % in the three months ended September 30, 2007 to 28.3 % in the three months ended September 30, 2008.

The increase in gross profit resulted from a shift of our production focus from low margin graphite electrodes to fine grain graphite and high purity graphite which, although these electrodes have a higher cost, generate a higher gross margin.

Operating expenses. Operating expenses increased $400,054 or 60.2% from $664,285 in the nine months ended September 30, 2007 to approximate $1,064,339 in the nine months ended September 30, 2008. The change was due to increase of depreciation and amortization expense of $36,223, increase of selling expense of $328,954 and increase of general and administrative expense of $34,877.

Operating expenses increased $132,332 or 39.8% from $332,361 in the three months ended September 30, 2007 to $464,693 in the three months ended September 30, 2008. The change was due to increase of depreciation and amortization expense of $6,947, increase of selling expense of $249,968 and decrease of general and administrative expense of $124,583.

Increase of operating expenses was primarily due to increase of professional expenses related to the costs of being a public reporting as well as higher selling expenses incurred in relation to sale of higher margin products fine grain graphite and high purity graphite.

Income from operations. For the nine months ended September 30, 2008, income from operations amounted to $4.5 million as compared to $3.1 million for the nine months ended September 30, 2007, an increase of $1.4 million or approximately 45.2%. For the three months ended September 30, 2008, income from operations amounted to $1.7 million as compared to $1.1 million for the three months ended September 30, 2007, an increase of $0.6 million or approximately 54.5%. The increase was primarily due to shift of production focus to fine grain graphite and high purity graphite which has higher gross profit margin.

Other income. For the nine months ended September 30, 2008, other income amounted to $224,705 as compared to $286,779 for the nine months ended September 30, 2007. Other income includes government grant received from the PRC government for the recognition of high technology and science companies in the amount of $212,086 and $238,681 for the nine months ended September 30, 2008 and 2007, respectively. These grants were received in the first quarter of 2008 and 2007. For the three months ended September 30, 2008, other income amounted to $11,032 as compared to $46,773 for the three months ended September 30, 2007.

Interest income and expenses. During the nine months ended September 30, 2008 and 2007, interest expense amounted $413,039 and $393,540, respectively and interest income of $910 and $377, respectively. During the three months ended September 30, 2008 and 2007, interest expense amounted $143,482 and $61,213, respectively and interest income of $493 and $233, respectively.

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

Net income. As a result of the factors described above, our net income available to common shareholders is $3,475,724, or $0.27 per share (basic) and $0.18 per share (diluted) for the nine months ended September 30, 2008, as compared with $2,942,992, or $0.28 per share (basic and diluted) for the nine months ended September 30, 2007.

Comprehensive income. For the nine months ended September 30, 2008, comprehensive income of $6,394,548 reflects of our net income of $4,330,024 (before deduction of the deemed preferred stock dividend) and foreign currency translation gains of $2,064,524. For the nine months ended September 30, 2007, comprehensive income of $3,931,396 reflects the sum of our net income of $2,942,992 and foreign currency translation gains of $988,404.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008, we had a cash balance of $52,102 as compared to
$4,497 on December 31, 2007. These funds are on deposit with financial institutions located in the PRC.

Our working capital position increased $3.7 million to $9.5 million at September 30, 2008 from a working capital of $5.8 million at December 31, 2007. The increase in working capital reflects an increase in inventories ($2,536,715), as well as advances to suppliers ($249,045) and accounts receivable ($986,466), and a decrease in current liabilities ($396,947), partially offset by a decrease in other receivables ($275,800) and notes receivable ($243,426). We generated cash from operations of $4,778,346 for the nine months ended September 30, 2008, as compared with $2,361,730 for the comparable period of 2007.

Net cash used in investing activities was $3,411,620 for the nine months ended September 30, 2008 as compared to $1,684,847 provided in the nine months ended September 30, 2007. For both periods, the cash used in investing activities related to the acquisition of property and land use rights.

Net cash used in financing activities was $1,534,809 in the nine months ended September 30, 2008 as compared to $731,287 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we repaid advances from related parties $28,353 and notes payable $1,506,456. For the nine months ended September 30, 2007, we repaid advances from related parties of $639,055 and advances on notes payable of $92,232.

We have financed our operations principally through short term bank loans and, to a lesser extent, loans from Mr. Jin, our chief executive officer. At September 30, 2008, we had a bank loan in the total amount of $4,886,873, of which $656,446 is due on May 6, 2009, three installments of $1,167,014 are due on May 25, 2009, June 15, 2009 and July 1, 2009 and $729,385 due on July 13, 2009. The bank loans bore interest at 9.711% per annum and were secured by a security interest on our fixed assets and land use rights. Although we believe that we will be able to obtain further extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

At September 30, 2008, Mr. Jin has advances to us in the amount of $4.8 million, as compared with $4.5 million at December 31, 2007. The change in the amount is caused by a change in the exchange rate of RMB to United States dollars. The amount of the loan in RMB is unchanged. These advances do not bear interest and are due on demand.

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

The following table summarizes our contractual obligations as of September 30, 2008.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness	$4,886,873	$4,886,873	$—	$—	$—
Total Contractual Obligations:	$4,886,873	$4,886,873	$—	$—	$—

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Foreign Currency Exchange Rate Risk

Our sales are primarily through distributors in China and we are paid in RMB. Thus, most of our revenues and operating results is not impacted by exchange rate fluctuations between RMB and US dollars. However, our reporting currency is the U.S. dollar and the functional currency of the Company is the RMB. Therefore, translation adjustments arise from the process of translating the local currency financial statements into U.S. dollars. For the three months ended September 30, 2008, we had foreign currency translation gain of $1,979,890 due to the fluctuation in the foreign exchange rate.

ITEM 4. CONTROLS AND PROCEDURES

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of September 30, 2008.

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

CHINA CARBON GRAPHITE GROUP, INC. (Registrant)

November 13, 2008	By:	/s/ Dengyong Jin
Dengyong Jin, Chief Executive Officer

November 13, 2008	By:	/s/ Donghai Yu
Donghai Yu, Chief Financial Officer