Form 10-K
period 2008-12-31
China Carbon Graphite Group, Inc.
filed 2009-04-14
CIK 1284450

U. S. Securities and Exchange Commission
 Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-114564

CHINA CARBON GRAPHITE GROUP, INC.

 (Name of small business issuer as in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2008 was approximately $8 million

The number of shares of registrant’s common stock outstanding as of March 31, 2009 was 14,038,412.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA CARBON GRAPHITE GROUP, INC.
2008 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this annual report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

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

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1.            BUSINESS.

Through Xingyong, we are engaged in the manufacture of carbon and graphite products. Our main products are graphite electrodes, fine grain graphite and high purity graphite. Graphite electrode is a conducting material used for electric arc furnaces in the manufacture of steel and smelting alloy steel, brown alumina, yellow phosphorus, or other metals. Fine grain graphite is widely used in smelting for colored metals and rare-earth metal smelting as well as the manufacture of molds. High purity graphite is used in metallurgy, mechanical industry, aviation, electronic, atomic energy, chemical industry, food industry and a variety of other fields.

Organization

We were incorporated in Nevada under the name Achievers Magazine Inc. on February 13, 2003.  On January 20, 2008, our corporate name was changed to China Carbon Graphite Group, Inc.

Xinghe Xingyong Carbon Co., Ltd. was organized under the laws of the People’s Republic of China (“PRC”) in December 2001. Xingyong’s business was formerly operated as a state-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company named Xinghe Xingzhi Carbon Co., Ltd. In December 2001, Dengyong Jin and Benhua Du organized Xingyong to acquire the business of Xinghe Xingzhi Carbon Co., Ltd. by paying $7,510,000, which was funded by Mr. Jin, and by assuming bank loans in the amount of $2,970,000.

Talent was incorporated under the laws of the British Virgin Islands on February 1. 2007, and Talent formed Yongle as a wholly foreign owned enterprise under the laws of the PRC on September 18, 2007.

Under the laws of the PRC, we cannot acquire Xingyong directly. As a result, Yongle entered into a series of agreements with Xingyong which we believe give us effective control over the business of Xingyong. Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. These agreements are described under “Contractual Agreements with Xingyong.”

Our executive offices are located c/o Xinghe Yongle Carbon Co., Ltd., 787 Xicheng Wai, Chengguantown, Xinghe County, Inner Mongolia, China, and our telephone number is (86) 474-7209723. Our website is www.chinacarboninc.com. Information on our website or any other website is not a part of this report.

Reverse Acquisition

On December 17, 2007, we, then known as Achievers Magazine Inc., acquired Talent in a transaction in which we issued 9,388,172 shares of common stock to Sincere Investment (PTC) Ltd., which was then the sole stockholder of Talent, and purchased 5,344,000 shares of common stock from our then-principal stockholders, Arto Tavukciyan and Lyndon Grove. As part of this transaction, we transferred to Mr. Tavukciyan and Mr. Grove the stock of Achievers Publishing Inc., which was then our subsidiary

The exchange was treated as a recapitalization that gave effect to the share exchange agreement. Under generally accepted accounting principles, our acquisition of Talent is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Talent of us, with the issuance of stock by Talent for the net monetary assets of Achievers. This transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, our historical financial statements are those of Talent, which is treated as the acquiring party for accounting purposes. Since Talent and Yongle were not engaged in any business activities, our financial statements for periods prior to the closing of the reverse acquisition reflect only business of Xingyong. The financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 9,388,172 shares of common stock issued to Sincere are deemed to be outstanding as of December 31, 2006.

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

Contractual Agreements with Xingyong

Prior to the reverse acquisition our business was conducted by Xingyong. Xingyong is a separate corporation organized under the laws of the PRC and is owned by Dengyong Jin. Under the laws of the PRC , either Yongle or Talent can directly acquire Xingyong as long as they have sufficient capital. As a result, Yongle entered into a series of agreements with Xingyong which we believe give us effective control over the business of Xingyong.

Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Under PRC rules and regulations, Talent, as the sole stockholder of Yongle, is required to make payments totaling $4,000,000 as part of the capital of Yongle, with 20% being due within three months from the date that Yongle’s business license was issued, and the remaining 80% within two years of the issuance of the business license. Since the business license was issued on September 13, 2007, the initial payment of $800,000 was due by December 13, 2007 and the remaining $3,200,000 is due by September 13, 2009. We have not made either payment. The government issued a new business license on Yongle expiring December 31, 2009. Management assumes that the government will take no action before December 31, 2009, the expiration date of the new business license. However, we cannot assure you that we will be able to make that payment before December 31, 2009 or that we will receive any further extensions.

Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau,   In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements.

On December 14, 2007, we entered into the following contractual arrangements:

Operations Agreement

Pursuant to the business operations agreement, a business relationship has been established between Yongle and Xingyong by entering into an exclusive technical consulting and services agreement, under which Xingyong is to make 80% to 100% revenue and profit payments to Yongle based upon annual negotiation. In 2008 and 2007, Xingyong paid 100% of revenue and net income to Yongle. In order to ensure Xingyong’s performance of the agreements between Yongle and Xingyong and all its obligations to Yongle, the shareholders of Xingyong jointly confirmed and agreed that Xingyong will not conduct any transaction which may materially affect its assets, obligations, rights or the company’s operation unless a prior written consent from Yongle or a third party appointed by Yongle has been obtained.

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

Industrial Uses of Graphite

Graphite is considered to be the purest form of carbon. We manufacture our graphite products by using a high temperature process whereby the heavy hydrocarbons are broken down into simpler molecules. The resulting product provides us with a pure grade of carbon which we use to make our products. Graphite is an excellent conductor of heat and electricity and has a high melting temperature of 3,500 degrees Celsius. It is extremely resistant to acid, chemically inert and highly refractory. The utility of graphite is dependent largely upon its type.

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

The flake type graphite is found to possess extremely low resistivity to electrical conductance. The electrical resistivity decreases with the increase of flaky particles. The bulk density decreases progressively as the particles become more flaky. Because of this property in flake graphite, it is used in the manufacture of carbon electrodes, plates and brushes required in the electrical industry and dry cell batteries. Flake graphite has been replaced to some extent by synthetic, amorphous, crystalline graphite and acetylene black in the manufacture of plates and brushes.

Flake graphite containing 80-85% carbon is used for crucible manufacture; 93% carbon and above is preferred for the manufacture of lubricants, and graphite with 40 to 70% carbon is utilized for foundry facings. Natural graphite, refined or otherwise pure, having carbon content not less than 95% is used in the manufacture of carbon rods for dry battery cells.

Currently, artificially prepared graphite has replaced natural graphite to a great extent. Artificial graphite is prepared by heating a mixture of anthracite, high grade coal or petroleum coke, quartz and saw-dust at a temperature of 3000ºC, out of contact with air. Graphite carbon is deposited as residue.

We currently have three major products: graphite electrodes, fine grain graphite and high purity graphite.

Graphite electrodes are used as electricity-conducting materials within the electric arc furnace for manufacture of steel and non-ferrous metals.

Fine grain graphite blocks are used to make graphite crucibles in various industries and continuous casting dies for non-ferrous metals and spark erosion tools in the automotive industry. Fine grain graphite blocks are also machined to produce piston rings, sealing rings as well as jigs in the molding industry. In space industry, fine grain graphite is used as rocket nozzles.

High purity graphite is used in chemistry industry, semiconductor material and precious metal smelting industry, food industry and nuclear industry. Graphite bricks and rounds of high purity are used as moderators in an atomic reactor. In the nuclear field, graphite is a good and convenient material as a moderator but only if the graphite is low in certain neutron absorbing elements notably boron and the rare earths and is of consistent quality particularly with regard to density and orientation.

Raw Materials

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallu rgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase most of our raw materials from domestic Chinese suppliers. We do not have any long-term contacts for raw materials, and we believe that a number of suppliers are available on reasonable terms.  Any increase in prices of raw material will affect the price at which we can sell our product.

Marketing and Sales

We have a marketing staff of ten persons, who market primarily to wholesale customers, and, to a lesser extent, end users in the PRC. Our marketing effort is oriented toward working with wholesale accounts, many of which market our products in the international market. We believe that we need to satisfy the different needs of our clients by expanding our line of products. Due to international demand, we are focused on expanding its existing graphite varieties.

We had three customers that accounted for 10% or more of our net sales for 2008. No customer accounted for 10% or more of our net sales for 2007. The following table sets forth information with respect to each customer that accounted for 10% or more of our net sales for 2008 (dollars in thousands).

Name	Sales	Percent of net sales
Datong Energy Development Co, Ltd	$4,349	15.9%
He Ming Advanced Materials, Ltd	4,079	14.9%
Jiangsu Carbon Products Sales Co, Ltd	3,099	11.3%

We do not have any long-term contracts with any of our customers. We sell from inventory or manufacture pursuant to purchase orders.

Research and Development

We have a technology cooperation agreement with Hunan University, which we believe is the only university in the PRC that offers a major in carbon studies. The agreement provides that the university provides the basic research and we perform the experiments. We also have an informal relationship with Qinghua University. We are engaged in research and development with respect to the development of high purity graphite with a diameter of 840 mm. The normal size is in the ranges of 400 mm, and we offer products with a diameter of 600 mm and above. A diameter of more than 840 mm  and a purity of more than 99.9999% are threshold requirement for high purity graphite for use in nuclear power reactors. Our research and development expenses have not been significant to date.

Intellectual Property

We hold one Chinese patent, Patent No IL: 2004 1 0044348.7, for high-density, high strength and wear-resistant graphite material and the production of this material.  This patent affords us only limited protection, and any actions we take to protect our intellectual property rights may not be adequate.

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

Government Regulations

Environmental Regulations

Xingyong, which manufactures our products, is subject to Chinese and regional environmental laws and regulations. Our refineries and related water treatment systems are built to meet government requirements, and we received a manufacturing license from the government department of environmental protection. Xingyong has passed environmental impact assessment by local environment authorities. We believe that we and Xingyong are in compliance in all material respects with all environmental protection laws and regulations.

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

Circular 106 Compliance and Approval

On May 31, 2007, the SAFE issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. However, since the owners of Xingyong, Dengyong Jin and Benhua Du, were not stockholders of Talent, and Talent’s sole stockholder, a trust of which the trustee and beneficiaries are family members of Mr. Jin, was not a resident of the PRC, no SAFE application was required to be filed for Talent to establish its offshore company, Yongle, as a “special purpose vehicle” for any foreign ownership and capital raising activities by Xingyong.

Employees

As of December 31, 2008, we had 550 full time employees, of whom 466 were in manufacturing, 36 were technical employees, who were also engaged in research and development, 38 were executive and administrative and ten were sales and marketing.

ITEM 1A.         RISK FACTORS.

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

At December 31, 2008, we had short-term bank loan of approximately $4.9 million, which is due in May 2009 through July 2009. Further, our current assets are principally accounts receivable ($4.2 million), inventory ($15.9 million) and advance to suppliers ($1 million). As a result, if the lenders demand payment when due, we may not be able to raise the necessary cash to enable us to pay the loans from working capital and we cannot assure you that we will be able to obtain financing from other sources. The bank loans are secured by a lien on our fixed assets and land use rights. If we were unable to pay the loans, either from our cash or from funds obtained from other sources, or if the bank foreclosed on the collateral, we would be unable to continue in business.

We may require additional financing to develop our business.

We require additional funds for operations, including the enhancement of our products in order to market to the nuclear industry.  We have no commitments from any financing source and we cannot assure you that we will be able to raise funds on reasonable terms, if any.  The low price of our common stock as well as the low trading volume in our stock and the reluctance of investors to make significant investments in Chinese companies, especially those without an independent board of directors, together our failure to have made timely payments with respect to the required capital of Yongle, as described below, and the global economic downturn make it increasingly difficult for us to raise funds.  Further, if we are able to raise funds, the terms of the financing may result in significant dilution to our stockholders.  We cannot assure you that we will be able to raise any funds we require and such failure may inhibit our ability to develop our business.

Our failure to pay the required capital for Yongle may affect our ability to control Talent’s operations and consolidate its results.

Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Under PRC rules and regulations, Talent, as the sole stockholder of Yongle, is required to make payments totaling $4,000,000 as part of the capital of Yongle, with 20% being due within three months from the date that Yongle’s business license was issued, and the remaining 80% within two years of the issuance of the business license. Since the business license was issued on September 13, 2007, the initial payment of $800,000 was due by December 13, 2007 and the remaining $3,200,000 is due by September 13, 2009. We have not made either payment. The government issued a new business license on Yongle expiring December 31, 2009. Management assumes that the Government will take no action before December 31, 2009, the expiration date of the new business license. We cannot assure you that we will be able to make that payment before December 31, 2009 or that we will receive any further extensions.

Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau, In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements.

Our business has been affected by the effects of the global economic downturn.

For the fourth quarter of 2008, we incurred a net loss of approximately $300,000.  This loss was largely the result of an increase in our bad debt expense of approximately $200,000 and an increase in our allowance for bad debts of $860,000.  One customer accounted for approximately $450,000 of these charges.  This customer was not one of our top 3 customers in 2008. Our sales decreased in the fourth quarter of 2008 because we were required to close Xingyong’s factory for almost two months because of the Beijing Olympics during August 2008.  This shutdown affected sales in the fourth quarter since the production process takes three to six months. Due to the global economic downturn, together with the lack of credit availability, we anticipate that we will see a decline in both sales and the results of operations in the first quarter of 2009.  Further, the economic downturn has also affected our receivables, as we have experienced a slowdown in collection of accounts receivable.  Our graphite electrodes are sold mainly to steel manufacturers, who have been significantly affected by the global economic downturn. Therefore, we believe that there is a downturn in the graphite electrode market which will impact our business. We cannot predict when or whether the economic downturn will cease to affect our business

Since the revenue we generate from Xingyong is subject to annual negotiation, our profitability may be determined by our former chief executive officer.

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is to make 80% to 100% revenue and profit payments to Yongle based upon annual negotiation. Dengyong Jin, is our former chief executive officer and his family members control and are the beneficiaries of our controlling stockholder. As a result, Mr. Jin will have the power to determine the percentage of Xingyong’s revenue or profit that is payable to us.

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

We believe we comply with the applicable regulations. The owner of Xingyong, Dengyong Jin, was not a stockholder of Talent. Talent’s sole stockholder was not a resident of the PRC, but was a trust that was controlled by Mr. Jin’s brother-in-law and whose beneficiaries are Mr. Jin’s wife and his sister-in-law. We cannot assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our principal stockholder has the power to control our business.

Our principal stockholder, Sincere, owns 72.4% of our common stock as of December 31, 2008. As a result, Sincere has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.

We are subject to both domestic and international competition.

We face competition from both Chinese and international companies, many of which are better known and have greater financial resources than we have. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. Three of our international competitors also may have a greater ability to attract and retain users than we do because they are engaged in major markets of general industrial products and cutting edge technology fields. If our competitors are successful in providing similar or better graphite products or make their services easier to access, we could experience a decline in demand for our products.

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

Our business and operations are experiencing a downturn following a period of rapid growth. If we fail to manage our business effectively, our operating results could be harmed.

Until the third quarter of 2008, we experienced rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. Since the fourth quarter of 2008, as a result of the global economic downturn, our business has slowed , our collection of receivables has slowed and our expense for bad debts increased significantly. To manage our business effectively, we need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our business and could result in a further deterioration of our financial position and the results of our operations.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trade secrets patents and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

We may be required to pay liquidated damages if we do not register shares of common stock issuable upon conversion of series A preferred stock or warrants issued in the December 2007 private placement.

The registration rights agreement which we executed in connection with the December 2007 private placement, as amended, requires us have a registration statement declared effective by the SEC not later than December 31, 2010. We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after December 31, 2010 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares.

Because the holders of our warrants have cashless exercise rights, we may not receive proceeds from the exercise of the outstanding warrants if the underlying shares are not registered.

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

Since the owners of Xingyong, Dengyong Jin and Benhua Du, were not stockholders of Talent, and Talent’s sole stockholder, a British Virgin Islands company which is a trust, of which the chief executive officer is the brother-in-law of Mr. Jin and the beneficiaries of which are the wife and sister-in-law of Mr.Jin, no SAFE application was required to be filed for Talent to establish Yongle, as a “special purpose vehicle” for any foreign ownership and capital raising activities by Xingyong. However, there is uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us. As a consequence, we cannot predict how it will affect our business operations or future strategies.

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

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and recently has experienced a downturn. The policies that are implemented by the Chinese government would have a material affect upon our business.  To the extent that policies do not encourage or actively discourage the purchase of graphite products, our business would be impaired.  Further, even if the policies are designed to encourage the purchase of graphite products, we cannot assure you that we will benefit from such programs..  Accordingly, any adverse change in the economic conditions or government policies, policy interpretations, imposition of confiscatory taxation, restrictions on currency conversion, exports, devaluations of currency, the nationalization or other expropriation of private enterprises in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for our products in both the Chinese and international markets.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in the appreciation of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

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

On March 16, 2007, the PRC’s National People’s Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new income tax unifies the corporate income tax rate of domestic enterprise and foreign investment enterprises to 25% except a 15% corporation income tax rate for qualified high and new technology enterprises. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with regulations to be issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law.

In addition, according to the Enterprise Income Tax Law and its implementation rules, effective January 1, 2008, any dividends payable to us by Yongle will be subject to the PRC withholding tax at the rate of 10%. If Yongle pays any dividends to us in the future, our consolidated results of operations and our ability to pay dividends  may be adversely affected.

The new tax law provides only a framework of the enterprise tax provisions. Even with the promulgation of its implementation rules, the new tax law still leaves many details on the definitions of numerous terms as well as the interpretation and specific application of various provisions unclear and unspecified.  Because clear implementation and requirement rules or guidelines for the new tax law have not yet been promulgated, we cannot assure you that our Chinese subsidiary and VIE affiliate will maintain its preferential tax status.

Capital outflow policies in t he PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the United States or to our stockholders.

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

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  Although we are required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

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

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “CHGI.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the series A preferred stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of 75% of the outstanding shares of series A preferred stock, we may not alter or change adversely the rights of the holders of the series A preferred stock or increase the number of authorized shares of series A preferred stock, create a class of stock which is senior to or on a parity with the series A preferred stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

The issuance and sale of the common stock issuable upon conversion of the series A preferred stock and exercise of the warrants could result in a change of control.

If we issue all of the shares of common stock issuable upon conversion of the series A preferred stock and exercise of the warrants, the 7,200,499 shares of common stock so issuable would constitute approximately 36% of our then outstanding common stock. The percentage would increase to the extent that we are required to issue any additional shares of common stock become upon conversion of the series A preferred stock pursuant to the anti-dilution and adjustment provisions and pursuant to the liquidated damages provision of the registration rights agreement. Any sale of all or a significant percentage of those shares to a person or group could result in a change of control.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.            PROPERTIES.

There is no private ownership of land in the PRC. The government grants transferable land use rights, which grant the right to use the land for a specified time period. We have the land use rights to an area of 2,356,209 square feet in Xinghe County, Inner Mongolia, China, on which we have a 290,626 square feet building that we use for manufacturing and office space. The land use rights have terms of 50 years, with the land use right relating to 1,207,388 square feet expiring in 2050 and the land use right with respect to 1,148,821 square feet expiring in 2057.  We believe that are facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

 ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings pending against us.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock trades on the OTC Bulletin Board under the symbol “CHGI.” The stock has been quoted since February 2007. However, other than nominal reported sales of our common stock in February and March 2007, as of December 31, 2007, there have been no reported trades since March 2, 2007.  Since January 3, 2008, our common stock has resumed trading. The following table sets forth the range of quarterly high and low closing bids of our common stock as reported during the years ending December 31, 2008 and the first quarter of 2009. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2008		2009
	High	Low	High	Low
First Quarter	$10.00	1.30	$1.01	0.12
Second Quarter	2.40	1.70
Third Quarter	2.00	1.08
Fourth Quarter	1.98	0.25

Shareholders

As of March 31, 2009, we had approximately 27 shareholders of record of our common stock. Certain of the shares of common stock are held in the name of the shareholder’s broker’s name and the number of beneficial owners of our common stock may be significantly higher.

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

ITEM 6.            SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We were incorporated on February 13, 2003 under the laws of the State of Nevada. As a result of the share exchange that was completed on December 17, 2007, Talent became our wholly-owned subsidiary.  Talent is the sole stockholder of Yongle, a company organized under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”).  Xingyong was organized under the laws of the PRC in 2002. Xingyong’s business was formerly operated as a state-owned enterprise. The business was reorganized under the laws of the PRC as a limited liability company named Xinghe Xingzhi Carbon Co., Ltd. In December 2001, Mr. Jin organized Xingyong to acquire the business of Xinghe Xingzhi Carbon Co., Ltd. by paying RMB 55,600,000 (approximately US$7,900,000). Mr. Jin funded RMB 33,750,000 (approximately US$4,800,000) and the company obtained bank loans in the amount of RMB 21,950,000 (approximately US$3,100,000).

From December 2001 until the reverse acquisition on December 17, 2007, our business was conducted by Xingyong, and this discussion relates to the business, financial condition and results of operations of Xingyong. We develop, manufacture and market graphite products. Our main products include graphite electrode, fine grain graphite and high purity graphite. We produce all of our products in China. Our products are generally used either as a component in other products, as an element of a facility or in the manufacturing process of other products. We sell our products to distributors who sell to producers of in both the domestic Chinese market and the international market. We also sell graphite electrodes directly to the end users.

Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Under PRC rules and regulations, Talent, as the sole stockholder of Yongle, is required to make payments totaling $4,000,000 as part of the capital of Yongle, with 20% being due within three months from the date that Yongle’s business license was issued, and the remaining 80% within two years of the issuance of the business license. Since the business license was issued on September 13, 2007, the initial payment of $800,000 was due by December 13, 2007 and the remaining $3,200,000 is due by September 13, 2009. We have not made either payment. The government issued a new business license on Yongle expiring December 31, 2009. Management assumes that the Government will take no action before December 31, 2009, the expiration date of the new business license. We cannot assure you that we will be able to make that payment before December 31, 2009 or that we will receive any further extensions.

Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau,   In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements.

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

Prior to December 17, 2007, we were a private company, and we did not have the expenses of a public company. As a result, we are incurring significantly greater legal, accounting and other professional expenses relating to our status as a public company and compliance with SEC rules, including the development and implementation of internal controls. For the year ended December 31, 2008, we incurred expenses of approximately $200,000 attributable to our status as a public company.

Our internal financial statements are maintained in RMB. The financial statements included in this Form 10-K are expressed in United States dollars. The translation adjustments in expressing the financial statements in United States dollars is shown on the statements of operation as a translation adjustment, and the cumulative translation adjustment is shown as an element of stockholders’ equity.

Our business has been affected by the effects of the global economic downturn. For the fourth quarter of 2008, we incurred a net loss of approximately $300,000. This loss was largely the result of an increase in our bad debt expense of approximately $200,000 and an increase in our allowance for bad debts of $860,000. One customer accounted for approximately $450,000 of these charges. Our sales decreased in the fourth quarter of 2008 because we were required to close Xingyong’s factory for almost two months because of the Beijing Olympics during August 2008. This shutdown affected sales in the fourth quarter since the production process takes three to six months. Due to the global economic downturn, together with the lack of credit availability, we anticipate that we will see a decline in both sales and the results of operations during the first quarter of 2009. Further, the economic downturn has also affected our receivables, as we have experienced a slowdown in collection of accounts receivable. Our graphite electrodes are sold mainly to steel manufacturers, who have been significantly affected by the global economic downturn. Therefore, we believe that there is a downturn in the graphite electrode market which will impact our business, and we cannot determine when or whether the economic downturn will cease to affect our business.

Variable Interest Entity

Commencing with the reverse acquisition on December 17, 2007, Yongle has an agreement with Xingyong pursuant to which it manages the business of Xingyong and the profit of Xingyong is paid to Yongle.  Xingyong is owned by Mr. Jin, who is Yongle’s controlling stockholder and was our chief executive officer at the time of the share exchange.  Xingyong is treated as a variable interest entity and its financial statements are included as part of our consolidated financial statements under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. With the approvals of the Xinghe County Government, we received a 100% tax holiday from enterprise income taxes from 2008 through and including 2018.

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which will take effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporate income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law gradually becomes subject to the new tax rate within five years after the implementation of this law.

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. Therefore, Xing He District Local Tax Authority in the Nei Mongol province granted tax holiday from 100% of enterprises income tax for ten years 2008 through 2018. Afterwards, based on the present tax law and the Company’s status as a qualified high technology and science company, the Company will be subject to a corporation income tax rate of 15% effective in 2019.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2008 and 2007.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

Land Use Rights

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We own the land use right for 2,356,209 square feet, of which 290,626 square is occupied by our facilities, for a term of 50 years, beginning from issuance date of the certificates granting the land use right. We record the property subject to land use rights as intangible asset.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for 2008 has not been significant.

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

Recent accounting pronouncements

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that the adoption of SFAS 141(R) and 160 will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31,
	2008		2007
	US Dollars	Percentage	US Dollars	Percentage
Sales	$27,303,385	100.00%	$25,357,242	100.00%
Cost of sales	20,605,710	75.47%	20,447,251	80.64%
Gross profit	6,697,675	24.53%	4,909,991	19.36%
Operating expenses	2,524,948	9.25%	1,261,430	4.97%
Income from operations	4,172,727	15.28%	3,648,561	14.39%
Other income	401,860	1.47%	440,506	1.74%
Interest income	-	-%	563	-%
Other expense	(11,491)	(0.04)%	-	-%
Interest expense	(580,808)	(2.13)%	(495,448)	(1.95)%
Income before income tax expense	3,982,288	14.59%	3,594,182	14.17%
Provision for income taxes	-	-%	-	-%
Net income	3,982,288	14.59%	3,594,182	14.17%
Deemed preferred stock dividend	(854,300)	(3.13)%	-	-%
Net income available to common shareholders	3,127,988	11.46%	3,594,182	14.17%
Foreign currency translation adjustment	2,042,869	7.48%	1,794,923	7.08%
Total comprehensive income	$6,025,157	22.07%	$5,389,105	21.25%

Sales. During the year ended December 31, 2008, we had sales of $27.3 million , as compared to sales of $ 25.4 million for the year ended December 31, 2007, an increase of $1.9 million or approximately 7.48%. This increase resulted from our marketing efforts both to develop new customers and make follow-on sales to existing customers, although our sales decreased in the fourth quarter reflecting the effects of the global economic downturn as well as the closure of Xingyong’s plant facilities for almost two months for the Olympics in August 2008 as part of the Chinese government’s program to reduce air pollution during that period.  This shutdown reduced our production in third quarter and therefore affected sales in fourth quarter 2008 because it takes about three months to six months to produce graphite products. These factors caused our sales in fourth quarter 2008 to decrease compared to both the third quarter 2008 and the fourth quarter of 2007.

Cost of sales; gross margin. During the year ended December 31, 2008, our cost of sales was $20.6 million, as compared to cost of sales of $20.4 million during the year ended December 31, 2007, an increase of $0.2 million, or 0.98%. As a result, our gross profit increased $ 1.8 million, or 36.73%. Our gross margin increased from 19.36% in the year 2007 to 24.53% in the year 2008.  The improvement in gross profit margin was due to increased sales of higher margin products – fine grain graphite and high purity graphite.

Depreciation and amortization expense. Depreciation and amortization amounted to $1.25 million in 2008 and $1.15 million in 2007, of which $1.18 million for 2008 and $1.06 million for 2007 was included in cost of sales and $68,422  for 2008 and $16,350 for 2007 was included in operating expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $2.5 million for the year ended December 31, 2008, as compared to $1.3 million for the year ended December 31, 2007, an increase of $1.2 million or approximately 92.31%.

Selling expenses increased from $124,241 in 2007 to $ 504,884 in 2008. The increase was due to the effort to market our high margin products – fine grain graphite and high purity graphite.

General and administrative expense increased from $1.12 million in fiscal year 2007 to $1.95 million in 2008. This increase was largely the result of an increase in our bad debt expense of approximately $200,000 and an increase in our allowance for bad debts of $860,000.  One customer accounted for approximately $450,000 of these charges. Our public company expenses, which are included in general and administrative expenses, declined from $400,000 in 2007 to $200,000.  These expenses were higher in 2007 as a result of the reverse acquisition in December 2007.

Depreciation and amortization increased from $16,350 in 2007 to $68,422 in 2008. The increase was due to additional amortization of newly acquired land use right at the end of 2007.

Income from operations. For 2008, income from operations amounted to $4.2 million as compared to $3.6 million for 2007, an increase of approximately $0.6 million or 16.67%.

Other income (expenses). Interest expense was $580,808 for 2008, as compared with $495,448 in 2007 reflecting increased borrowings and an increase in the interest.  We had interest free loans from our former chief executive officer, with an average balance of $4.7 million in 2008 and $4.8 million in 2007.  We had nominal interest income for 2007 and no interest income for 2008.  For 2008, other expenses amounted to $11,491.  We had no other expenses in 2007. Other income, which consisted of government grants, was $401,860 in 2008 and $440,506 in 2007.

Net income. As a result of the factors described above, our net income for 2008 was $4.0 million ($0.25 per share - basic and $0.21 per share - diluted), as compared to $3.6 million ($0.34 per share - basic and $0.34 per share - diluted) for 2007, an increase of $0.4 million. However, we incurred a loss of approximately $0.3 million as a result of the bad debt expense of $1.1 million in the fourth quarter.

Deemed preferred dividend. As a result of the automatic conversion of our 3% convertible notes into shares of series A preferred stock and warrants, we incurred a preferred stock deemed dividend of $854,300, representing the intrinsic value of the beneficial conversion feature of the series A preferred stock resulting from the warrant issuance. The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow in 2008.

Net income available to common shareholders. Net income available for common shareholders was $3.1 million for 2008 and $3.6 million for 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At December 31, 2008, we had a cash balance of $51,799, all of which were located in banks in China.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2007 to December 31, 2008 (dollars in thousands):

	December 31,		December 31, 2007 to December 31, 2008
Category	2008	2007	Change	Percent Change
Current assets:
Cash and cash equivalents	$52	$4	$48	1,200%
Trade accounts receivable	4,224	4,868	(644)	(13.23)%
Notes receivable	28	243	(215)	(88.48)%
Other receivables	151	767	(616)	(80.31)%
Advances to suppliers	1,017	637	380	59.65%
Advances to related party	290	--	--	100%
Inventories	15,890	14,627	1,262	8.6%
Current liabilities:
Accounts payable and accrued expenses	1,253	988	265	26.82%
Advances from customers	640	2,467	(1,827)	(74.06)%
Taxes payable	362	232	130	56.03%
Short term bank loan	4,888	6,016	(1,128)	(18.75)%
Long term bank loan – current portion	1,897	--	1,897	100%
Notes payable	--	700	(700)	(100)%
Convertible note	--	400	(400)	(100)%
Loan from shareholder	--	4,543	(4,543)	(100)%
Other payables	551	--	551	100%
Working capital:
Total current assets	21,652	21,147	505	2.39%
Total current liabilities	9,591	15,347	(7,652)	(49.86)%
Working capital	12,061	5,800	6,261	107.95%

Our working capital position increased $6.3 million to $12.1 million at December 31, 2008 from a working capital of $5.8 million at December 31, 2007.

We have financed our operations principally through bank loans, as well as loans from a related party. At December 31, 2008, we have two bank loans totaling $10 million outstanding. Short term bank loans in the total amount of $4.9 million are due in May 2009 through July 2009, bear interest at 9.711% per annum and are secured by a security interest on our fixed assets and land use rights.  A long-term loan, in the amount of $5.1 million is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of the long term bank loan is $1.9 million. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted. At December 31, 2007, we had bank loans totaling $6.0 million, all of which were paid or refinanced.

At December 31, 2007, we owed Mr. Dengyong Jin $4.5 million, which was repaid in 2008. The average balance on the loan from Mr. Jin was $4.8 million in 2007 and $4.7 million in 2008. At December 31, 2008, we had an advance of approximately $290,000 to related party Beijing Royal Yiyuan Inc, a company owned by Mr. Jin. The advance was repaid in April 2009. These advances did not bear interest and were unsecured and due on demand.

In December 2007, in connection with the reverse acquisition, we issued a note in the principal amount of $1,200,000. Under the terms of the purchase agreement, at the time of the reverse acquisition, the investors owed $800,000, which were due in two installments of $400,000 and were paid. The amount outstanding at December 31, 2007 does not treat as outstanding any principal amount for which the noteholder had not made payment.

We are required to make payments totaling $4,000,000 as part of the capital of Yongle. We did not make the first payment, in the amount of $800,000, which was due by December 13, 2007. The second payment, in the amount of $3,200,000 is due by September 13, 2009. The government issued a new business license on Yongle expiring December 31, 2009 and management assumes that the Government will take no action before December 31, 2009, the expiration date of the new business license. However, we cannot assure you that we will be able to make that payment before December 31, 2009 or that we will receive any further extensions.

Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau, In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements.

We believe that our working capital, together with the cash flow from our ongoing business will be sufficient to enable us to meet our normal cash requirements for the next twelve months provided that we generate sufficient business so that we are able to generate a profit, which cannot be assured. We will require additional working capital if we are going to make any acquisitions or to purchase equipment to expand our production capacity. We will also need additional funding to make the capital payment to Yongle if we don’t receive any further extensions. Further, we expect that both revenue and the results of our operations will decline as a result of the effects of the global economic downturn. As a result, if we are not able to generate savings by making our operations more efficient, we may require additional funding for our normal operations. We cannot assure you that funding will be available if and when we require funding. Further, in the event that any of our lenders demand payment at the time the loans are due in May 2009 through July 2009, we would require additional financing in order to repay those loans, and we cannot assure you that we will be able to obtain the necessary funding either from another bank or from other sources.

Net cash flow provided by operating activities was $5.4 million in fiscal 2008 as compared to net cash flow provided by operating activities was $2.9 million in fiscal 2007, an increase of $2.5 million . Net cash flow provided by operating activities in fiscal 2008 was mainly due to our net income of $4 million, a decrease in account receivable of $1.0 million, a decrease in notes receivable of $0.2 million and other receivable of $0.7 million, an increase in other payable of $0.5 million and the add-back of non-cash items of depreciation and amortization of $1.3 million, offset by a decrease in advances from customers of $2 million and an increase in advance to suppliers of $0.3 million . Net cash flow provided by operating activities in fiscal 2007 was mainly due to our net income of $3.6 million, the increase in advances from customers of $2.5 million, an increase in income taxes payable of $30,711, and the add-back of non-cash items of depreciation and amortization of $1.1 million.

Net cash flow used in investing activities was $3.9 million for 2008 and $2.4 million   for 2007. For 2007, the cash flow used in investing activity was primarily to purchase land use right. For 2008, the cash flow used to pay additional compensation in relation to the land use right acquired in 2007 was $0.6 million, the cash flow used in acquisition of other properties and equipments was $1.3 million and the remaining $2 million was used in construction in progress.

Net cash flow used in financing activities was $1.5 million for 2008. We received proceeds from bank loans at the amount of 9.8 million and repaid $6.3 million bank loan. We repaid advance from related parties $4.8 million. We had an advance of approximately $286,000 to related party. The advance was repaid to the Company in April 2009. Net cash flow used in financing activities was $648,008 in fiscal 2007. For 2007, we repaid advance from related parties $783,356 and notes payable $264,652. In addition, we had convertible notes payable of $400,000 in 2007.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness (1)	$9,993,872	$6,784,161	$3,209,711	$-	$-

Total Contractual Obligations:	$9,993,872	$6,784,161	$3,209,711	$-	$-

(1)
A bank loan in the amount of  $4,887,514 , of which $656,532 is due on May 6, 2009, three installments of $1,167,167 are due on May 25, 2009, June 15, 2009 and July 1, 2009 and $729,481 due on July 13, 2009. The bank loans bore interest at 9.711% per annum and were secured by a security interest on our fixed assets and land use rights. Another loan, in the amount of $5,106,358 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of this bank loan is $ 1,896,647.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had $51,799 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable for smaller reporting companies.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Financial Statements

Consolidated balance sheets	F-4

Consolidated Statements of Income and Comprehensive Income	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Carbon Graphite Group, Inc.
Chengguantown, Inner Mongolia
China

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. China Carbon Graphite Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The Consolidated financial statements of China Carbon Graphite Group, Inc. and subsidiaries for the year ended December 31, 2007 were audited by other auditors whose report dated March 20, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the consolidated financial statements were prepared in accordance with FASB Interpretation 46(R) – Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.

As discussed in Notes 2 and 16, the consolidated financial statements were prepared on the assumption that Talent International Investment Limited will be able to pay up the investment money to Xinghe Yongle Carbon Co., Ltd. on or before December 31, 2009 and that the Government will not take any action to cancel the investment due to interim default. In case Talent International Investment Limited fails to pay the amount in full on time or that the Government takes action to cancel the investment due to interim default, the basis of consolidation may not be appropriate.

/s/ AGCA, Inc.

Arcadia, California
April 10, 2009

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

/s/ Bernstein & Pinchuk LLP

New York, NY
March 20, 2008

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$51,799	$4,497
Trade accounts receivable, net	4,224,410	4,868,263
Notes receivable	27,720	243,426
Other receivables	150,694	766,945
Advance to related party	290,409	-
Advance to suppliers, net	1,017,088	636,660
Inventories	15,889,549	14,626,927
Total current assets	21,651,669	21,146,718

Property and equipment, net	21,003,607	19,621,611

Construction in progress	2,029,777	-

Land use rights, net	3,604,324	2,841,954
	$48,289,377	$43,610,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,253,265	$988,470
Advance from customers	640,346	2,466,810
Taxes payable	362,298	232,234
Short term bank loans	4,887,514	6,015,778
Long term bank loan - current portion	1,896,647	-
Notes payable	-	700,000
Convertible note	-	400,000
Loan from shareholder	-	4,543,648
Other payables	551,096	-
Total current liabilities	9,591,166	15,346,940

Long Term Liabilities
Long term bank loan - non-current portion	3,209,711	-
Total liabilities	12,800,877	15,346,940

Contingencies and Commitments (Note 16)

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 1,200,499
shares at December 31, 2008; none authorized and issued in 2007	$1,200	$-
Common stock authorized 100,000,000 shares $0.001 par
value; issued and outstanding 12,218,412 and 13,218,412 shares
at December 31, 2008 and December 31, 2007, respectively	12,218	13,218
Treasury Stock at cost - none at December 31, 2008
and 1,000,000 shares at December 31,2007	-	(149,700)
Additional paid-in capital	8,690,426	6,637,326
Accumulated other comprehensive income	4,991,113	2,948,244
Retained earnings	21,793,543	18,814,255
Total stockholders' equity	35,488,500	28,263,343
	$48,289,377	$43,610,283

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Years ended December 31,
	2008	2007

Sales	$27,303,385	$25,357,242
Cost of Goods Sold	20,605,710	20,447,251
Gross Profit	6,697,675	4,909,991

Operating Expenses
Selling expenses	504,884	124,241
General and administrative	1,951,642	1,120,839
Depreciation and amortization	68,422	16,350
	2,524,948	1,261,430
Operating Income Before Other Income (Expense)
and Income Tax Expense	4,172,727	3,648,561

Other Income (Expense)
Other income	401,860	440,506
Interest income	-	563
Other expenses	(11,491)	-
Interest expense	(580,808)	(495,448)
	(190,439)	(54,379)

Income Before Income Tax Expense	3,982,288	3,594,182

Income tax expense	-	-
Current	-	-
Deferred	-	-
	-	-
Net income	$3,982,288	$3,594,182

Deemed preferred stock dividend	$(854,300)	$-

Net income available to common shareholders	$3,127,988	$3,594,182

Other comprehensive income
Foreign currency translation gain	2,042,869	1,794,923
Total Comprehensive Income	$6,025,157	$5,389,105

Share data

Basic earnings per share	$0.25	$0.34

Diluted earnings per share	$0.21	$0.34

Weighted average common shares outstanding,
basic	12,591,363	10,464,432

Weighted average common shares outstanding,
diluted	14,623,187	10,506,099

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2008 and 2007

							Accumulated
			Convertible		Additional		Other			Total
	Common Stock		Preferred Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balance at December 31, 2006	10,388,172	$10,388	-	$-	$6,640,156	$15,870,373	$1,153,321	-	$-	$23,674,238

Foreign currency translation gain	-	-	-	-	-	-	1,794,923	-	-	1,794,923

Stock issued in recapitalization	2,830,240	2,830	-	-	(2,830)	-	-	-	-	-

Repurchase of common stock	-	-	-	-	-	(650,300)	-	1,000,000	(149,700)	(800,000)

Net income for the year ended
December 31, 2007	-	-	-	-	-	3,594,182	-	-	-	3,594,182
Balance at December 31, 2007	13,218,412	$13,218	-	$-	$6,637,326	$18,814,255	$2,948,244	1,000,000	$(149,700)	$28,263,343

Foreign currency translation adjustment	-	-	-	-	-	-	2,042,869	-	-	2,042,869

Net income for the year ended
December 31, 2008	-	-	-	-	-	3,982,288	-	-	-	3,982,288

Cancellation of common stock	(1,000,000)	(1,000)	-	-	-	(148,700)	-	(1,000,000)	149,700	-

Issuance of preferred stock	-	-	1,200,499	1,200	1,198,800	-	-	-	-	1,200,000

Deemed preferred stock dividend	-	-	-	-	854,300	(854,300)	-	-	-	-

Balance at December 31, 2008	12,218,412	$12,218	1,200,499	$1,200	$8,690,426	$21,793,543	$4,991,113	-	$-	$35,488,500

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007
Cash flows from operating activities
Net Income	$3,982,288	$3,594,182
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	1,254,462	1,147,316
Change in operating assets and liabilities
Accounts receivable	955,440	(1,872,019)
Notes receivable	228,438	(222,707)
Other receivables	657,349	(651,714)
Advance to suppliers	(332,468)	(636,660)
Inventories	(276,827)	(716,345)
Accounts payable and accrued expenses	303,570	(279,396)
Advance from customers	(1,961,068)	2,466,810
Taxes payable	112,705	30,711
Prepaid expenses	-	4,858
Other payables	518,341	-
Net cash provided by operating activities	5,442,230	2,865,036

Cash flows from investing activities
Acquisition of property and equipment	(1,250,458)	(381,279)
Acquisition of land use rights	(631,232)	(2,053,224)
Construction in progress	(1,998,276)	-
Net cash used in investing activities	(3,879,966)	(2,434,503)

Cash flows from financing activities
Convertible notes	800,000	400,000
Repayment for reverse acquisition	(800,000)	-
Proceeds from bank loans	9,838,773	5,776,401
Repayment of bank loans	(6,319,796)	(6,559,757)
Advance to related party	(285,902)	-
Repayment of advances from related parties	(4,773,270)	(264,652)
Net cash used in financing activities	(1,540,195)	(648,008)
Effect of exchange rate fluctuation	25,233	176,512

Net increase (decrease) in cash	47,302	(40,963)

Cash and cash equivalents at beginning of year	4,497	45,460

Cash and cash equivalents at end of year	$51,799	$4,497

Supplemental disclosure of cash flow information

Interest paid	$580,808	$495,448
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Convertible preferred stock and warrants
issued for conversion of convertible notes	$1,200,000	$-

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007

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

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. Xingyong’s sole stockholder was, at the time of the transaction, the Company’s chief executive officer. These agreements give the Company the ability to operate and manage the business of Xingyong and to derive the profit (or sustain the loss) from Xingyong’s business. As a result, the operations of Xingyong are consolidated with those of the Company for financial reporting purposes. The relationship among the above companies as follows:

The Company manufactures graphite electrodes, fine grain graphite, high purity graphite and other carbon derived products.

Stock distribution

On January 22, 2008, the Company effected a 1.6-for-one stock distribution whereby each share of common stock became converted into 1.6 shares of common stock. All references to share and per share information in these financial statements reflect this stock distribution.

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

Yongle and Xingyong are under common control. At the time of the acquisition, Mr. Denyong Jin was the chief executive officer and principal stockholder of Xingong. Sincere Investment (PLC) Ltd., a British Virgin Islands company, as trustee, is the Company’s principal stockholder.  Lizhong Gao is president and sole stockholder of Sincere. The beneficiaries of the trust are Shulian Gao, who is Mr. Jin’s wife, and Wenyu Li, who is Mr. Jin’s sister-in-law. Lizhong Gao is Mr. Jin’s brother-in-law.

Under EITF 02-5(b), common control exists where immediate family members hold more than 50% of the voting ownership interest in each of the entities.  Under Item 404(a) of Regulation S-K, an immediate family member of a person includes that person’s “child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law.”

Since more than 50% of Xingyong’s equity is owned by Mr. Jin and more than 50% of the Company’s equity is owned by a company that is owned by Mr. Jin’s brother-in-law and in which Mr. Jin’s wife and sister-in-law are the beneficiaries, the companies are under common control and there is no revaluation of assets. The following table reflects the relationship.

Denyong Jin and members of his immediate family

Control of Xingyong through majority stock ownership	Control of the Company and Yongle through majority stock ownership of the Company, with the Company being the 100% beneficial owner of Yongle

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

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Talent and Yongle, as well as Xingyong, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. All significant intercompany accounts and transactions have been eliminated in the combination.

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the years ended December 31, 2008 and 2007, Xingyong paid 100% of net income to Yongle. In addition, Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

According to PRC rules and regulations, Talent is required to pay up 20% or $800,000 within three months and the balance of its investment of 80% or $3,200,000 in Yongle within two years from the date of issuance of business license.  Business license was issued on September 13, 2007 and accordingly, Talent is required to pay $800,000 on or before December 12, 2007 and $3,200,000 on or before September 12, 2009.  Talent can apply for extension of time to pay up its investments with reasons acceptable to the Government.  Failing this, Talent has to apply for the investment to be cancelled and business license to be revoked.  The Government can, if ever Talent does not apply for cancellation, give notice to Talent and revoke the business license and thus cancel the investment.

Talent has not paid the initial 20% or $800,000 nor applied for an extension of time to effect this payment.  However, the Government issued a new business license on Yongle expiring December 31, 2009.  Management assumes that the Government will take no action and the investment can be paid up on or before December 31, 2009, the expiration date of the new business license.  Management is sourcing for new capital and estimates that the investment can be fully paid up on time.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance.

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

Accounts receivable - Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the years ended at December 31, 2008 and 2007.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use rights have terms of 50 years, with the land use right relating to 1,207,388 square feet expiring in 2050 and the land use right with respect to 1,148,821 square feet expiring in 2057. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the years ended December 31, 2008 or 2007.

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

Interest income is recognized when earned.

Advertising
The Company expenses all advertising costs as incurred. There was no advertising expense for the years ended December 31, 2008 and 2007.

Shipping and handling costs - The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the year ended December 31, 2008 and 2007, shipping and handling costs were $415,467 and $120,620.

Segment reporting - Statement of Financial Accounting Standards No 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company only sells carbon graphite products and sells only to Chinese distributors and end users and is in only one business segment.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

On March 16, 2007, the PRC’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporation income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually transit to the new tax rate within five years after the implementation of this law.

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. Therefore, Xing He District Local Tax Authority in the Nei Mongol province granted tax holiday from 100% of enterprises income tax for 10 years from 2008 through 2018. Afterwards, based on the present tax law and the Company’s status as a high technology and science company, the Company will be subject to a corporation income tax rate of 15% effective in 2019.

The enterprise income tax is calculated on the basis of the statutory profit as defined in the PRC tax laws. This statutory profit computed differently from the Company’s net income under U.S. GAAP.

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

Value added tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

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

In addition, we are required by Chinese laws to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

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

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of December 31, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the year ended December 31, 2008 and 2007 are $2,042,840 and $1,794,923, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the year ended December 31, 2008 and 2007 was $29,740 and $176,512, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2008 and December 31, 2007 were translated at 6.8542 RMB to $1.00 USD and at 7.3141 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the year ended December 31, 2008 and 2007 were 6.96225 RMB and 7.6172 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares of warrants. For 2008, there were 3,000,000 shares of common stock issuable upon exercise of anti-dilutive warrants.

Accumulated other comprehensive income - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2008 and 2007 included net income and foreign currency translation adjustments.

Related parties - Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Transactions with related parties are disclosed in the financial statements.

Reclassification - Certain 2007 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

Recent accounting pronouncements

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that the adoption of SFAS 141(R) and 160 will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on the Company’s consolidated financial statements.

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

For the year ended December 31, 2008, three customers accounted for 10% or more of sales revenues, representing 15.9%, 14.9% and 11.3%, respectively of the total sales. No customer accounted for 10% or more of the Company’s revenue during the year ended December 31, 2007.

As of December 31, 2008 and 2007, the Company had insurance expense of $6,387 and $0 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the years ended December 31, 2008 and 2007, the enterprise income tax at the statutory rates would have been approximately $597,343 and $ 1,186,080, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	2008	2007
Computed tax at the PRC statutory rate of 15% in 2008 and 33% in 2007	$597,343	$1,186,080
Benefit of tax holiday	(597,343)	(1,186,080)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of December 31, 2008 and 2007, trade accounts receivable consisted of the following:

	2008	2007
Amount outstanding	$4,928,354	$4,868,263
Bad debt provision	(703,944)	-
Net amount	$4,224,410	$4,868,263

For the year ended December 31, 2008, bad debt provision of $693,020 was charged to expenses. Bad debt of $196,620 was written off. For the year ended December 31, 2007, the bad debt expense was $79,095.

7.  Advance to suppliers, net

As of December 31, 2008 and 2007, advance to suppliers consisted of the following:

	2008	2007
Amount outstanding	$1,186,640	$636,660
Bad debt provision	(169,552)	-
Net amount	$1,017,088	$636,660

For the years ended December 31, 2008 and 2007, bad debt provision on advance to suppliers was charged to expenses for $166,921 and $0.

8.  Inventories

As of December 31, 2008 and 2007, inventories consisted of the following:

	2008	2007
Raw materials	$820,250	$1,198,174
Work in process	13,193,750	10,119,774
Finished goods	1,821,719	3,270,125
Repair Parts	53,830	38,854
	$15,889,549	$14,626,927

Raw materials consist primarily of asphalt, petroleum coke, needle coke and other materials used in production. Finished goods consist of graphite electrodes, fine grain graphite and high purity graphite. The costs of finished goods include direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production are also included in the cost of inventory.

9.  Property and Equipment, net

As of December 31, 2008 and 2007, property and equipment consist of the following:

	2008	2007
Building	$7,956,770	$6,320,420
Machinery and equipment	19,515,684	18,234,302
Motor vehicles	40,851	38,282
Construction in progress	2,029,777	-
	29,543,082	24,593,004
Less: Accumulated depreciation	6,509,698	4,971,393
	$23,033,384	$19,621,611

For the years ended December 31, 2008 and 2007, depreciation expense amounted to $1,186,040 and $1,057,085 was charged to cost of goods sold.

10.  Land Use Right

As of December 31, 2008 and 2007, land use rights consist of the following:

	2008	2007
Land Use Right	$3,811,539	$2,944,401
Less: Accumulated amortization	207,214	102,447
	$3,604,325	$2,841,954

For the years ended December 31, 2008 and 2007, amortization expenses were $68,422 and $16,350 respectively.

Future amortization of the land use rights is as follows:

Year ended December 31,
2009	$75,048
2010	75,048
2011	75,048
2012	75,048
2013	75,048
2014 and thereafter	3,229,085
Total	$3,604,325

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated articles of incorporation give the directors the authority to issue one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of each set. The board of directors has designated the rights, preferences, privileges and limitation of one series of preferred stock -- the series A convertible preferred stock (“series A preferred stock”).

On December 17, 2007, the Company issued its 3% promissory note in the amount of $1,200,000. Pursuant to the agreement pursuant to which the note was issued, upon the filing of a restated certificate of incorporation which provided for the creation of a series of preferred stock and the filing of a certificate of designation which created the series A preferred stock, the note would automatically be converted into 1,200,499 shares of series A preferred stock and warrants to purchase 3,000,00 shares of common stock at $1.20 per shares and 3,000,00 shares of common stock at $2.00 per share. On January 22, 2008, upon the filing of a restated articles of incorporation and a statement of designation for the series A convertible preferred stock, and the outstanding convertible note was converted into such series A preferred stock and warrants.

The statement of designation for the series A preferred stock provides the following:

▪	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.00, subject to adjustment.

▪
While the series A preferred stock is outstanding, if the Company issues common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less than the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

▪
While the Series A Preferred Stock is outstanding, without the approval of the holders of 75% of the outstanding shares of Series A Preferred Stock, the Company may not pay cash dividends or other distributions of cash, property or evidences of indebtedness, nor redeem any shares of Common Stock.

▪	No dividends are payable with respect to the series A preferred stock.

▪
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

▪
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

(b)	Warrants

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise only if the underlying shares are not covered by an effective registration statement.

(c)	Securities Purchase Agreement

Pursuant to the securities purchase agreement, as amended, relating to the issuance of the 3% convertible notes, in addition to the foregoing:

▪
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

▪
The Company agreed that, within 90 days after the closing on December 17, 2007, it would have appointed such number of independent directors that would result in a majority of our directors being independent directors and we would have an audit committee composed solely of at least three independent directors and a compensation committee would have a majority of independent directors. The Company is required to pay liquidated damages (i) if the Company fails to have a majority of independent directors 90 days after the closing or (ii) thereafter, if the Company subsequently fails to meet these requirements for a period of 60 days for an excused reason, as defined in the purchase agreement, or 75 days for a reason which is not an excused reason. Liquidated damages are payable in cash or additional shares of series A preferred stock, with the series A preferred stock being valued at the market price of the shares of common stock issuable upon conversion of the series A preferred stock. The liquidated damages are computed in an amount equal to 12% per annum of the purchase price, with a maximum of $144,000. On April 8, 2009, the Company entered into an amendment agreement with XingGuang to: (i) eliminate the Company’s obligation to appoint such number of independent directors that would result in a majority of the Company’s board of directors being comprised of independent directors, and to (ii) eliminate the Company’s obligation to establish board committees that would have been subject to additional independent director requirements.

▪
The Company and XingGuang entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by March 16, 2008(subsequently extended to December 31, 2010 pursuant to an amendment agreement dated April 7, 2009) and declared effective by the SEC not later than August 13, 2008(subsequently extended to December 31, 2010 pursuant to an amendment agreement dated April 7, 2009). We are required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after August 13, 2008(subsequently extended to December 31, 2010 pursuant to an amendment agreement dated April 7, 2009) that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.The registration obligation does not apply to shares that can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

▪	XingGuang has a right of refusal on future financings until December 2010.

(d)	Cancellation of common stock

In connection with the acquisition of Talent, the Company purchased 1,000,000 shares of common stock from the then principal shareholder. The purchase price was paid in installments, with the final installment being due and paid on June 30, 2008. The Company placed 1,000,000 of the shares of common stock in escrow, and the shares were released from escrow and cancelled.

(e)	Deemed Preferred Stock Dividend

Upon filing of the Company’s amended and restated articles of incorporation on January 22, 2008, $1,200,000 of convertible notes were automatically converted into (i) 1,200,499 shares of preferred stock, with each share of series A preferred stock being convertible into one share of common stock and (ii) warrants to purchase 3,000,000 shares of the common stock at $1.20 and 3,000,000 shares at $2.00 per share. At December 17, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $3,831,900 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.5%), (2) expected warrant life of 5 years, (3) expected volatility of 100%, and (4) 0% expected dividend.   The Company used the market price of its common stock at December 17, 2007, $0.95 per share, and computed the effective preferred stock conversion price to be $0.24 per share. The resulting intrinsic value of the conversion feature was $854,300 reported as a deemed dividend.

As the series A preferred stock does not provide for redemption by the Company or have a finite life, upon the conversion to preferred stock, a one-time preferred stock deemed dividend of $854,300 was recognized immediately as a non-cash charge. The deemed preferred stock dividend of $854,300 has been recorded as additional paid-in capital and a reduction to retained earnings.

12.  Short-term bank loans

As of December 31, 2008 and 2007, short term loans consisted of the following:

	2008	2007
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$656,532	$-

Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,167	-

Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,167	-

Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,167,167	-

Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	729,481	-

Bank loans dated June 12, 2007, due June 10, 2008 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights	-	683,611

Bank loan dated June 22, 2007, due June 20, 2008 with an interest rate of 7.227%, interest payable quarterly, secured by equipment and land use rights	-	5,332,167
	$4,887,514	$6,015,778

13.  Notes payable

As of December 31, 2008 and 2007, notes payable consisted of the following:

	2008	2007
Notes payable to former principal shareholders pursuant to the buyback agreements in relation to the reverse acquisition.	$-	$700,000

14.  Long-term bank loan

	2008	2007
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$5,106,358	$-
Less: current portion	(1,896,647)	-
Non-current portion	$3,209,711	$-

15.  Related party transactions

Prior to December 31, 2007, Xingyong had borrowed money from Dengyong Jin, who is the principal stockholder of Xingyong and Xingyong’s chief executive officer.  As of December 31, 2007, the Company had an outstanding advance of $4,543,648 from Dengyong Jin. The advance was unsecured and bears no interest. The advance was repaid in full in October 2008. The average balance outstanding was approximately $4.7 million in 2008 and $4.8 million in 2007.

See Note 2 for information relating to contracts between the Company and Xingyong.

In October 2008, our VIE affiliate Xingyong had an advance of RMB 35,000,000 (approximately $5.1 million) to Beijing Royal Yiyuan Inc (“Royal”), a company owned by our principal shareholder Dengyong Jin.

Xingyong had borrowed money from Dengyong Jin, who is the principal stockholder of Xingyong. The amount due to Dengyong Jin was approximately $3,758,000 when Xingyong made the $5.1 million advance to Royal. In a written agreement, with the consent of three parties, Dengyong Jin, Xingyong and Royal unanimously agreed the terms as follows:

i)	Royal agreed to assume Xingyong’s debt to Dengyong Jin in the amount of approximately $3,758,000. In exchange, Xingyong will reduce $3,758,000 from Royal’s debt obligation of $5.1 million to Xingyong.

Xingyong had borrowed money from Fengying Xue, who was not a related party to Xingyong. The amount due to Fengying Xue was approximately $1,058,000 when Xingyong made the $5.1 million advance to Beijing Royal Yiyuan Inc. In a written agreement, with the consent of three parties, Fengying Xue, Xingyong and Royal unanimously agreed the terms as follows:

i)
Royal agreed to assume Xingyong’s debt of approximately $1,058,000 to Fengying Xue. In exchange, Xingyong will reduce the approximate amount of $1,058,000 from Royal’s debt obligation of $5.1 million to Xingyong.

The two transactions above resulted in a deduction of Royal’s debt to Xingyong in the total amount of $4,816,000. As a result, Royal’s remaining debt to Xingyong was approximately $290,000 as of December 31, 2008. This balance was paid off on April 10, 2009.

The two transactions above also resulted in a cancellation of Xingyong’s debt to Dengyong Jin in the amount of approximately $3,758,000 and a cancellation of Xingyong’s debt to Fengying Xue in the amount of approximately $1,058,000. As of December 31, 2008, Xingyong had no payable to Dengyong Jin and Fengying Xue.

16.  Contingencies and commitments

As mentioned in Note 2, as Talent failed to effect the initial 20% or $800,000 investment in Yongle by December 12, 2007 or obtain an extension to effect such payment, the Government can always give notice to Talent to cancel the business license of Yongle and cancel the investment.  As such, Yongle would cease to be a subsidiary and thus all VIEs would be detached.

If ever the Company fails to pay up the total investment of $4,000,000 on or before September 12, 2009, the Government can also give notice to Talent to cancel the business license of Yongle and cancel the investment.

Management indicates that the Company would be able to obtain additional capital by then to have the investment money fully paid.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 9, 2009, our auditor, Yu and Associates CPA Corporation, changed its name to AGCA, Inc. and accordingly issued its report under the new name.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

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

We became a reporting company in December 2007.  Prior to December 2007, our operations were conducted by Xingyong, which is a company organized under the laws of the PRC and owned by our chief executive officer. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. During almost all of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of December 31, 2008.

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

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in the internal control over our financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Donghai Yu	53	Chief executive officer, President and director
Ting Chen	27	Chief financial officer and director
Hongbo Liu	50	Director

Donghai Yu has been our chief executive officer since November 2008.  Mr. Yu served as chief financial officer from December 2007 until November 2008. Since November 2007 he has also been chief financial officer of Xingyong. Mr. Yu received his MBA degree from Oklahoma City University.

Ting Chen has been the chief financial officer since November 2008.  Ms. Chen was our vice president of finance and investor relations from January 2008 until November 2008. Prior to that Ms. Chen worked as an auditor at the New York office of PricewaterhouseCoopers from January 2005 to January 2008. Ms. Chen holds a CPA certificate and a bachelor degree in accounting and economics from the City University of New York.

Hongbo Liu has been a director since November 2008.  Dr. Liu is a professor at Hunan University in Hunan province, where he has been the department chair of Non-Metallic Materials since 2000. Dr. Liu is considered one of China’s top scholars in carbon graphite studies. He has been granted a special annual allowance for outstanding scholars in China by the PRC Department of State since 1997. Dr. Liu holds a doctorate degree in engineering from Hunan University.

We have no audit, compensation or nominating committee. The functions of these committees are performed by the board of directors. Hongbo Liu is our only independent director. Our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is defined in Item 407(a)(1) of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

None of our officers or directors are related.

Code of Ethics

We have not adopted a code of ethics as of the date of this report

Board Attendance

During 2008, the board of directors held two meetings.  The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  Each director attended at least 75% of the board meetings held while he or she was a director.

ITEM 11.          EXECUTIVE COMPENSATION.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008 and 2007 by each person who served as chief executive officer and chief financial officer during 2008.  No officer received compensation of $100,000 or more during 2008 or 2007.  Compensation from us includes compensation from Xingyong.

 Summary Compensation Table

Name and principal position	Year	Salary	Bonus	All Other Compensation	Total
Dengyong Jin, chief executive officer	2008 2007	$ -- --	$ -- --	$ -- --	$ -- --

Donghai Yu, chief executive and chief financial officer	2008 2007	$ -- --	$ -- --	$ -- --	$ -- --

Ting Chen, Chief financial officer	2008	$ --	$ --	$ --	$ --

Mr. Jin was chief executive officer until November 2008.  Mr. Yu was chief executive officer since November 2008 and chief financial officer until November 2008 and Ms. Chen was chief financial officer since November 2008.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information at to shares of common stock beneficially owned as of March 4, 2009, by:

•	each director and nominee for director;
•	each officer named in the summary compensation table our Form 10-KSB for the year ended December 31, 2008;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage
Sincere Investment (PTC), Ltd. Trinity Chambers, P.O. Box 4301, Road Town, Tortola, British Virgin Islands	9,388,172	72.39%
Shulian Gao and Wenyi Li	9,388,172	72.39%
Lizhong Gao	9,388,172	72.39%
Dengyong Jin	0	0.0%
Donghai Yu	0	0.0%
Ting Chen	0	0.0%
Hongbo Liu	0	0.0%
All officers and directors as a group (one person owning stock)	9,388,172	72.39%
Scottrade, Inc	949,631	7.32%

Lizhong Gao is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere.  Mr. Gao is the brother-in-law or Mr. Jin.  Sincere holds the shares as trustee for Mr. Jin’s wife, Shulian Gao, and his sister-in-law, Wenyi Li.  Mr. Jin disclaims beneficial interest is shares held by Sincere.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock that are issuable upon exercise of warrants or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2009.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See “Item 1.  Business” for information relating to contracts between us and Xingyong that give us control of the business of Xingyong.

Dengyong Jin, had an advance to us of approximately $4.5 million at December 31, 2007.  At December 31, 2008, we had paid all advances from Mr. Jin and we had advanced Beijing Royal Yiyuan Inc, a company owned by Mr. Jin approximately $290,000, which was repaid in April 2009. The advances bore no interest and were payable on demand.

 ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Bernstein & Pinchuk LLP (“Bernstein Pinchuk”) served as our independent registered accounting firm for the year ended December 31, 2007.  On October 14, 2008, the board of directors dismissed Bernstein & Pinchuk as its independent registered accounting firm, and selected Yu and Associates CPA Corporation (“YACC”) (subsequently changed name to “AGCA”)  to serve as our independent registered accounting firm for the year ended December 31, 2008.

Since we do not have a formal audit committee, our board of directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by AGCA and Bernstein Pinchuk

The following is a summary of the fees for professional services rendered by AGCA and Bernstein Pinchuk for the 2008 and 2007.

	AGCA	Bernstein Pinchuk
Fee Category	2008	2008	2007
Audit fees	$88,050	$7,500	$67,000
Audit-related fees
Tax fees
Other fees
Total Fees	$88,050	$7,500	$67,000

Audit fees.    Audit fees represent fees for professional services performed by AGCA for the audit of our 2008 annual financial statements and the review of our third quarter 2008 financial statements and Bernstein Pinchuk for the audit of our 2007 annual financial statements and the review of our the financial statements for the first and second quarters of 2008, as well as services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of the Talent and review of our current report on Form 8-K relating to the reverse acquisition.

Audit-related fees.    We did not incur any other fees for services performed by AGCA and Bernstein Pinchuk.

Tax Fees.      We did not incur any fees for tax services during 2008 or 2007.

Other fees.     AGCA and Bernstein Pinchuk did not receive any other fees during 2008 and 2007.

PART IV

ITEM 15.          EXHIBITS

Exhibit Number	Description
2.1	Exchange agreement dated as of December 14, 2007, among the Registrant and Sincere Investment (PTC), Ltd.*
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada**
3.2	Bylaws of the Company***
4.1	3% convertible promissory note payable to the order of XingGuang Investment Corporation Limited*
4.2	Promissory note payable to Anna Krimshtein PLC, as escrow agent*
10.1	Securities purchase agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited *
10.2	Registration rights agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited*
10.3	Buy back agreement dated December 14, 2007, among the Registrant and Arto Tavukciyan and Lyndon Grove*
10.4	Escrow agreement dated December 14, 2007, among the Registrant, Arto Tavukciyan and Lyndon Grove and Anna Krimshtein PLC, as escrow agent*
10.5	Business operations agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.6	Exclusive Technical and Consulting Services Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.7	Option Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.8	Equity Pledge Agreement dated December 7, 2007, among Xinghe Xingyong Carbon Co., Ltd., Xinghe Yongle Carbon Co., Ltd. and Dengyong Jin (English Translation)*
10.9	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $1.20 per share)*
10.10	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $2.00 per share)*
10.11	Consulting Agreement, dated February 9, 2009, between the Registrant and Ventanta Capital Partners****
10.12	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Registrant and XingGuang Investment Corporation, Limited*****
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*           Incorporated by reference to the Form 8-K filed by the Registrant on December 31, 2007.
**           Incorporated by reference to the Form 8-K filed by the Registrant on January 28, 2008.
***           Incorporated by reference to our registration statement on Form SB-2 filed by the Registrant on April 19, 2004.
****           Incorporated by reference to the Form 8-K filed by the Registrant on February 13, 2009.
*****             Incorporated by reference to the Form 8-K filed by the Registrant on April 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 13, 2009	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated. Each person whose signature appears below hereby authorizes Donghai Yu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 13, 2009
Donghai Yu	(Principal Executive Officer)

/s/ Ting Chen	Chief Financial Officer and Director	April 13, 2009
Ting Chen	(Principal Financial and Accounting Officer)

Director
Hongbo Liu