Form 10-Q
period 2009-03-31
China Carbon Graphite Group, Inc.
filed 2009-05-15
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from                 to

Commission File Number:  333-114564

CHINA CARBON GRAPHITE GROUP, INC.

 (Name of Registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

China Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China
 (Address of principal executive office)

(86) 474-7209723
 (Registrant’s telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [√]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  13,785,470 shares of common stock are issued and outstanding as of May 12, 2009.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2009

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$243,697	$51,799
Trade accounts receivable, net	4,020,953	4,224,410
Notes receivable	65,736	27,720
Other receivables	233,228	150,694
Advance to related party	290,774	290,409
Advance to suppliers, net	543,573	1,017,088
Inventories	16,011,638	15,889,549
Prepaid expenses	85,133	-
Total current assets	21,494,732	21,651,669

Property and equipment, net	22,199,061	21,003,607

Construction in progress	854,115	2,029,777

Land use rights, net	3,589,770	3,604,324
	$48,137,678	$48,289,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$808,392	$1,253,265
Advance from customers	786,957	640,346
Taxes payable	236,940	362,298
Short term bank loans	4,893,654	4,887,514
Long term bank loan - current portion	1,460,792	1,896,647
Loan from shareholder	30,337	-
Other payables	544,507	551,096
Total current liabilities	8,761,579	9,591,166

Long Term Liabilities
Long term bank loan - non-current portion	3,213,744	3,209,711
Total liabilities	11,975,323	12,800,877

Contingencies and Commitments (Note 16)

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 453,411 and 1,200,499
shares at March 31,2009 and December 31, 2008, respectively	$453	$1,200
Common stock, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 13,785,470 and 12,218,412 shares
at March 31, 2009 and December 31, 2008, respectively	13,785	12,218
Additional paid-in capital	8,847,506	8,690,426
Accumulated other comprehensive income	5,036,027	4,991,113
Retained earnings	22,264,584	21,793,543
Total stockholders' equity	36,162,355	35,488,500
	$48,137,678	$48,289,377

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended March 31,
	2009	2008

Sales	$2,893,647	$5,728,002

Cost of Goods Sold	2,052,752	4,366,293
Gross Profit	840,895	1,361,709

Operating Expenses
Selling expenses	308,645	20,334
General and administrative	135,995	149,204
Depreciation and amortization	19,080	15,140
	463,720	184,678
Operating Income Before Other Income (Expense)
and Income Tax Expense	377,175	1,177,030

Other Income (Expense)
Other income	292,116	199,196
Interest income	94	178
Interest expense	(198,345)	(133,223)
	93,865	66,151

Income Before Income Tax Expense	471,040	1,243,181

Income tax expense	-	-

Net income	471,040	1,243,181

Deemed preferred stock dividend	-	(854,300)

Net income available to common shareholders	$471,040	$388,881

Comprehensive income
Net income	$471,040	$1,243,181

Other comprehensive income
Foreign currency translation gain	44,914	1,252,143
Total Comprehensive Income	$515,954	$2,495,324

Share data

Basic earnings per share	$0.04	$0.03

Diluted earnings per share	$0.04	$0.02

Weighted average common shares outstanding,
basic	12,768,144	13,218,412

Weighted average common shares outstanding,
diluted	13,847,244	18,757,257

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the three months ended March 31,2009 (Unaudited)

	Common Stock		Convertible preferred Stock				Accumulated
					Additional		Other	Total
	Number	Amount	Number	Amount	Paid-In	Retained	Comprehensive	Stockholders'
					Capital	Earnings	Income	Equity
Balance at December 31, 2008	12,218,412	$12,218	1,200,499	$1,200	$8,690,426	$21,793,543	$4,991,113	$35,488,500

Foreign currency translation adjustment	-	-	-	-	-	-	44,914	44,914

Net income for the period
ended March 31, 2009	-	-	-	-	-	471,040	-	471,040

Issuance of common stock for consulting fee	750,000	750			89,250			90,000

Issuance of common stock for cash	70,000	70	-	-	67,830	-	-	67,900

Conversion of preferred stock to common stock	747,058	747	(747,058)	(747)	-	-	-	-

Balance at March 31, 2009	13,785,470	$13,785	453,441	$453	$8,847,506	$22,264,583	$5,036,027	$36,162,355

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net Income	$471,040	$1,243,181
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	328,355	309,846
Share based compensation	25,220	-
Change in operating assets and liabilities
Accounts receivable	208,734	1,392,595
Notes receivable	(37,975)	83,307
Other receivables	(82,334)	372,245
Advance to suppliers	474,723	(301,925)
Inventories	(102,113)	(1,159,142)
Prepaid expenses	(20,350)	(29,761)
Accounts payable and accrued expenses	(446,134)	(592,042)
Advance from customers	145,785	(1,718,299)
Taxes payable	(125,795)	(14,766)
Other payables	(7,280)	509,862
Net cash provided by operating activities	831,876	95,102

Cash flows from investing activities
Acquisition of property and equipment	(1,478,173)	(13,073)
Construction in progress	1,178,041	-
Net cash used in investing activities	(300,132)	(13,073)

Cash flows from financing activities
Issuance of preferred stock	-	400,000
Issuance of common stock	67,900	-
Repayment of bank loans	(438,174)	(379,097)
Advance from related party	30,333	160,921
Net cash used in financing activities	(339,941)	181,824

Effect of exchange rate fluctuation	95	60,847

Net increase in cash	191,898	324,700

Cash and cash equivalents at beginning of period	51,799	4,497

Cash and cash equivalents at end of period	$243,697	$329,197

Supplemental disclosure of cash flow information

Interest paid	$198,345	$133,223
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend	$-	$854,300

Issuance of common stock for consulting fee	$90,000	$-

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009

1.	Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), is a Nevada corporation, incorporated on February 13, 2003 under the name Achievers Magazine Inc.  The Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

The Company is the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the People’s Republic of China (the “PRC”).

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

The Company, through its subsidiaries and affiliates, manufactures graphite electrodes, fine grain graphite, high purity graphite and other carbon derived products.

Stock distribution

On January 22, 2008, the Company effected a 1.6-for-one stock distribution whereby each share of common stock became converted into 1.6 shares of common stock. All references to share and per share information in these financial statements reflect this stock distribution.

2.	Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to condensed consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008.

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

According to PRC rules and regulations, Talent is required to pay 20% of its capital investment in Yongle, or $800,000, within three months and the remaining 80%, or $3,200,000, within two years from the date of issuance of business license.  Business license was issued on September 13, 2007 and accordingly, Talent was required to pay $800,000 on or before December 12, 2007 and is required to pay $3,200,000 on or before September 12, 2009.  Talent can apply for extension of time to pay up its investments with reasons acceptable to the Government.  Failing this, Talent has to apply for the investment to be cancelled and business license to be revoked.  The Government can, if ever Talent does not apply for cancellation, give notice to Talent and revoke the business license and thus cancel the investment.

Talent has not paid the initial 20% or $800,000 nor applied for an extension of time to effect this payment.  However, the Government issued a new business license for Yongle expiring December 31, 2009.  Management assumes that the Government will take no action and the investment can be paid up on or before December 31, 2009, the expiration date of the new business license.  Management is seeking capital to enable it to make this payment, and it believes that the investment can be fully paid up on time. However, the Company has no commitment from any party to make this payment, and failure to make payment by December 31, 2009 could result in the loss its investment in Yongle.  In this event, the Company would no longer be able to conduct business through Yongle, and Yongle would no longer be in business.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the three months ended at March 31, 2009 and 2008.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended March 31, 2009.

Shipping and handling costs - The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the three months ended March 31, 2009 and 2008, shipping and handling costs were $300,787 and $12,967, respectively.

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

Enterprise income tax - On March 16, 2007, the PRC’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporation income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this law shall gradually transit to the new tax rate within five years after the implementation of this law.

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

Value added tax  - The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax (“VAT”) is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of March 31, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the three months ended March 31, 2009 and 2008 are $44,914 and $1,252,143, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2009 and 2008 was $95 and $60,847, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at 6.8456 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended March 31, 2009 and 2008 were 6.84659 RMB and 7.177 RMB to $1.00, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.20 per share and 3,000,000 shares of common stock at an exercise price of $2.00 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Weighted average shares of common stock outstanding (basic)	12,768,144	13,218,412
Shares issuable upon conversion of series A preferred stock	453,441	923,460
Shares issuable upon exercise of warrants	0	4,615,385
Weighted average shares of common stock outstanding (diluted)	13,221,585	18,757,257
Net income available to common shareholders	$471,040	$388,881
Net income per shares of common stock (diluted)	$.04	$.02

For the three months ended March 31, 2009, the Company did not include any shares of common stock issuable upon exercise of warrants, since such issuance would be antidilutive.

Accumulated other comprehensive income - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2009 and 2008 included net income and foreign currency translation adjustments.

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

Recent accounting pronouncements

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). The adoption of SFAS 141(R) and 160 does not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our condensed consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 as of January 1, 2009 did not have any material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, does not have a material impact on the Company’s financial statements.

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

For the three months ended March 31, 2009, two customers accounted for 10% or more of sales revenues, representing 27% and 26%, respectively of the total sales. No customer accounted for 10% or more of the Company’s revenue during the three months ended March 31, 2008.

For the three months ended March 31, 2009 and 2008, the Company had insurance expense of $0 and $5,281 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.	Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the three months ended March 31, 2009 and 2008, the enterprise income tax at the statutory rates would have been approximately $70,656 and $186,477, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Three months ended March 31,
	2009	2008
Computed tax at the PRC statutory rate of 15%	$70,656	$186,477
Benefit of tax holiday	(70,656)	(186,477)
Income tax expenses per books	$-	$-

6.	Trade Accounts Receivable - net

As of March 31, 2009 and December 31, 2008, trade accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
Amount outstanding	$4,631,577	$4,928,354
Bad debt provision	(610,624)	(703,944)
Net amount	$4,020,953	$4,224,410

7.	Advance to suppliers, net

As of March 31, 2009 and December 31, 2008, advance to suppliers consisted of the following:

	March 31, 2009	December 31, 2008
Amount outstanding	$718,284	$1,186,640
Bad debt provision	(174,711)	(169,552)
Net amount	$543,573	$1,017,088

For the three months ended March 31, 2009 and 2008, the reserve on advance to suppliers was charged to expenses for $5,159 and $0, respectively.

8.	Inventories

As of March 31, 2009 and December 31, 2008, inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials	$994,136	$820,250
Work in process	13,670,537	13,193,750
Finished goods	1,293,068	1,821,719
Repair Parts	53,897	53,830
	$16,011,638	$15,889,549

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

9.	Property and Equipment, net

As of March 31, 2009 and December 31, 2008, property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Building	$8,118,267	$7,956,770
Machinery and equipment	20,867,087	19,515,684
Motor vehicles	40,902	40,851
	29,026,256	27,513,305
Less: Accumulated depreciation	6,827,195	6,509,698
	$22,199,061	$21,003,607

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $309,275 and $294,373 was charged to cost of goods sold.

10.	Land Use Right

As of March 31, 2009 and December 31, 2008, land use rights consist of the following:

	March 31, 2009	December 31, 2008
Land Use Right	$3,811,539	$3,811,539
Less: Accumulated amortization	221,769	207,214
	$3,589,770	$3,604,325

For the three months ended March 31, 2009 and 2008, amortization expenses were $19,080 and $15,474 respectively.

Future amortization of the land use rights is as follows:

Year ended December 31,
2009	$76,320
2010	76,320
2011	76,320
2012	76,320
2013	76,320
2014 and thereafter	3,222,725
Total	$3,604,325

11.	Stockholders’ equity

(a)	Restated Articles of Incorporation

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

On December 17, 2007, the Company issued its 3% promissory note in the amount of $1,200,000. Pursuant to the agreement pursuant to which the note was issued, upon the filing of a restated certificate of incorporation which provided for the creation of a series of preferred stock and the filing of a certificate of designation which created the series A preferred stock, the note would automatically be converted into 1,200,499 shares of series A preferred stock and warrants to purchase 3,000,00 shares of common stock at $1.20 per shares and 3,000,00 shares of common stock at $2.00 per share. On January 22, 2008, upon the filing of a restated articles of incorporation and a statement of designation for the series A convertible preferred stock, and the outstanding convertible note was converted into such shares of series A preferred stock and warrants.

The statement of designation for the series A preferred stock provides the following:

•	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.00, subject to adjustment.

•
While the series A preferred stock is outstanding, with certain exceptions, if the Company issues common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less than the conversion price then in effect, the conversion price shall be adjusted on a formula basis.

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

The warrants have terms of five years, and expire December 3, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may not make a cashless exercise only if the underlying shares are not covered by an effective registration statement.  As of March 31, 2009, the underlying shares were not covered by a registration statement.

(c)	Securities Purchase Agreement

Pursuant to the securities purchase agreement, as amended (see Note 16), relating to the Company’s December 2007 private placement:

•
On January 22, 2008, the Company filed a restated certificate of incorporation which changed the Company’s authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares would be shares of preferred stock, par value $.001 per share, and 100,000,000 shares would be shares of common stock, par value $.001 per share, and included a statement of designations of the rights of the holders of the series A preferred stock.

•
The Company and the investor entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by December 31, 2010.  The Company is required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after December 31, 2010 that the registration statement is not declared effective or for any period that we fail to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines. The registration obligation does not apply to shares that can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

•	The investor has a right of first refusal on future financings until December 2010.

(d)	Cancellation of common stock

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

Upon filing of the Company’s amended and restated articles of incorporation on January 22, 2008, $1,200,000 of convertible notes were automatically converted into (i) 1,200,499 shares of preferred stock, with each share of series A preferred stock being convertible into one share of common stock (subject to adjustment) and (ii) warrants to purchase 3,000,000 shares of the common stock at $1.20 and 3,000,000 shares at $2.00 per share. At December 17, 2007, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $3,831,900 and was computed using the Black-Scholes option-pricing model based on the assumed issuance of the warrants on the date the notes were issued. Variables used in the option-pricing model include (1) risk-free interest rate at the date of grant (3.5%), (2) expected warrant life of 5 years, (3) expected volatility of 100%, and (4) 0% expected dividend.   The Company used the market price of its common stock at December 17, 2007, $0.95 per share, and computed the effective preferred stock conversion price to be $0.24 per share. The resulting intrinsic value of the conversion feature was $854,300 reported as a deemed dividend to the holder of the series A preferred stock.

As the series A preferred stock does not provide for redemption by the Company or have a finite life, upon the conversion to preferred stock, a one-time preferred stock deemed dividend of $854,300 was recognized immediately as a non-cash charge. The deemed preferred stock dividend of $854,300 has been recorded as additional paid-in capital and a reduction to retained earnings in 2008.

(f)	Issuance of restricted common stock

On February 9, 2009, the Company entered into a Consulting Agreement with Ventana Capital Partners, Inc.  Pursuant to the Consulting Agreement, the Company issued Ventana an aggregate of 750,000 shares of restricted common stock as consideration for the investor and public relations services.  The consulting agreement will expire on August 9, 2009.  The shares were valued at $0.12 per share, or $90,000, which was the fair value of the shares at the date of exchange agreement.  The value of the shares is expensed ratably over the term of the agreement, with $25,220 being expensed during the three months ended March 31, 2009.  The balance being reflected as a prepayment.

Pursuant to a share purchase agreement dated March 10, 2009, the Company sold 70,000 shares of the Company's Common Stock, to one investor at a purchase price of $1.00 per share, for a total of $70,000.  The Company paid $2,100 as a commission to the finder. The restricted shares were issued on March 20, 2009.

(g)  Issuance of common stock on conversion of series A preferred stock

In March 2009, 747,058 shares of common stock were issued upon conversion of 747,058 shares of series A preferred stock.  As a result of the conversion, on March 31, 2009, there were 453,441 shares of series A preferred stock outstanding.

12.	Short-term bank loans

As of March 31, 2009 and December 31, 2008, short term loans consisted of the following:

	March 31, 2009	December 31, 2008
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$657,357	$656,532
Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,168,634	1,167,167
Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,168,634	1,167,167
Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	1,168,634	1,167,167
Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	730,395	729,481
	$4,893,654	$4,887,514

13.	Long-term bank loan
	March 31, 2009	December 31, 2008
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$4,674,536	$5,106,358
Less: current portion	(1,460,792)	(1,896,647)
Non-current portion	$3,213,744	$3,209,711

14.	Related party transactions

In October 2008, our VIE affiliate Xingyong advanced  RMB 35,000,000 (approximately $5.1 million) to Beijing Royal Yiyuan Inc (“Royal”), a company owned by our principal shareholder, Dengyong Jin.

Xingyong had borrowed money from Dengyong Jin, who is the principal stockholder of Xingyong. The amount due to Dengyong Jin was approximately $3,758,000 when Xingyong made the $5.1 million advance to Royal. In a written agreement, with the consent of three parties, Dengyong Jin, Xingyong and Royal, Royal agreed to assume Xingyong’s debt to Dengyong Jin in the amount of approximately $3,758,000. In exchange, Xingyong will reduce $3,758,000 from Royal’s debt obligation of $5.1 million to Xingyong.

Xingyong had borrowed money from Fengying Xue, who was not a related party to Xingyong. The amount due to Fengying Xue was approximately $1,058,000 when Xingyong made the $5.1 million advance to Beijing Royal Yiyuan Inc. In a written agreement, with the consent of three parties, Fengying Xue, Xingyong and Royal, Royal agreed to assume Xingyong’s debt of approximately $1,058,000 to Fengying Xue. In exchange, Xingyong will reduce the approximate amount of $1,058,000 from Royal’s debt obligation of $5.1 million to Xingyong.

The two transactions above resulted in a deduction of Royal’s debt to Xingyong in the total amount of $4,816,000. As a result, Royal’s remaining debt to Xingyong was approximately $290,000 as of December 31, 2008 and at March 31, 2009 . This balance was paid off on April 10, 2009.

The two transactions above also resulted in a cancellation of Xingyong’s debt to Dengyong Jin in the amount of approximately $3,758,000 and a cancellation of Xingyong’s debt to Fengying Xue in the amount of approximately $1,058,000. As of December 31, 2008, Xingyong had no payable to Dengyong Jin and Fengying Xue.

As of March 31, 2009, Xingyong has a payable of $30,337 to Dengyong Jin.

15.	Contingencies and commitments

As mentioned in Note 2, as Talent failed to make the $800,000 capital investment in Yongle by December 12, 2007 or obtain an extension to effect such payment, the Government can give notice to Talent to cancel the business license of Yongle and cancel the investment.  As such, Yongle would cease to be a subsidiary and thus all VIEs would be detached.

If ever the Company fails to pay up the total investment of $4,000,000 on or before September 12, 2009, the Government can also give notice to Talent to cancel the business license of Yongle and cancel the investment.  Yongle has received a new business license that expires on December 31, 2009.  The Company believes that the government will not take any adverse action with respect to Yongle prior to December 31, 2009.  If the Company is unable to make the payment, the Company will seek to obtain a reduction in the stated capital.

16.	Subsequent Event

On April 8, 2009, the Company entered into an amendment agreement with XingGuang.  The agreement amended the securities purchase agreement dated December 14, 2007, by and between the Company and XingGuang to eliminate the Company’s obligation to have a majority of independent directors or committees comprised of independent directors.  Also pursuant to the amendment agreement, the registration rights agreement dated December 14, 2007, by and between the Company and XingGuang was amended to postpone from August 13, 2008 to December 31, 2010, the date that a registration statement is to be declared effective before liquidated damages start to accrue.

Item 2.                      Management’s Discussion and Analysis Financial Condition and Results of Operations.

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

Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau,   In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements.  Since our business is conducted through Yongle and Xingyong, if we are not able to operate Yongle, which has the right to operate Xingyong, we may not be able to continue in business.

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

Our business has been affected by the effects of the global economic downturn. Our sales decreased in the first quarter of 2009 because we were required to close Xingyong’s factory for almost two months because of the Beijing Olympics during August 2008.  This shutdown affected our production in the fourth quarter 2008 and first quarter 2009 since the production process takes three to six months. The decrease in sales was also due to the global economic downturn. Our graphite electrodes are sold mainly to steel manufacturers, who have been significantly affected by the global economic downturn. Therefore, we believe that there is a downturn in the graphite electrode market which will impact our business, and we cannot determine when or whether the economic downturn will cease to affect our business.

Variable Interest Entity

Yongle has an agreement with Xingyong pursuant to which it manages the business of Xingyong and the profit of Xingyong is paid to Yongle.  Xingyong is owned by Mr. Jin, who is Yongle’s controlling stockholder and was our chief executive officer at the time of we entered into our agreements with Xingyong.  Xingyong is treated as a variable interest entity and its financial statements are included as part of our consolidated financial statements under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46.

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

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. The Xing He District Local Tax Authority in the Nei Mongol province granted tax holiday from 100% of enterprises income tax for ten years 2008 through 2018. Afterwards, based on the present tax law and the Company’s status as a qualified high technology and science company, the Company will be subject to a corporation income tax rate of 15% effective in 2019.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2009 and 2008.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our total research and development expense for the three months ended March 31, 2009 and 2008 has not been significant.

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

Recent accounting pronouncements

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). The adoption of SFAS 141(R) and 160 does not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. We are currently evaluating the requirements of EITF 03-6-1 as well as the impact of the adoption on our condensed consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 has no material effect on our financial condition, results of operations or cash flows.

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, does not have a material impact on the Company’s condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

All amounts, other than percentages, in thousands of U.S. dollars

	Three Months Ended March 31,
	2009		2008
	US Dollars	Percentage	US Dollars	Percentage
Sales	$2,894	100.0%	$5,728	100.0%
Cost of sales	2,053	70.9%	4,366	76.2%
Gross profit	841	29.1%	1,362	23.8%
Operating expenses	464	16.0%	(185)	(3.2)%
Income from operations	377	13.0%	1,177	20.5%
Other income	292	10.1%	199	3.5%
Interest expense	(198)	(6.8)%	(133)	(2.3)%
Income before income tax expense	471	16.3%	1,243	21.7%
Provision for income taxes	-	-%	-	-%
Net income	471	16.3%	1,243	21.7%
Deemed preferred stock dividend	-	-%	(854)	(14.9)%
Net income available to common shareholders	471	16.3%	389	6.8%
Foreign currency translation adjustment	45	1.5%	1,252	21.9%
Total comprehensive income	$516	17.8%	$2,495	43.6%

Sales. During the three months ended March 31, 2009, we had sales of $2,894,000, as compared to sales of $5,728,000 for the three months ended March 31, 2008, a decrease of $2,834,000, or approximately 49.5%.  The sales decrease reflects the effects of the global economic downturn as well as the closure of Xingyong’s plant facilities for almost two months for the Olympics in August 2008 as part of the Chinese government’s program to reduce air pollution during that period.  This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products.

Cost of sales; gross margin. During the three months ended March 31, 2009, our cost of sales was $2,053,000, as compared to $4,366,000 during the three months ended March 31, 2008, a decrease of $2,313,000, or 53.0%. The decrease in cost of sales was directly associated with the decrease in sales. As a result, our gross profit decreased $521,000, or 38.3%. Our gross margin increased from 23.8% for the three months ended March 31, 2008 to 29.1% the three months ended March 31, 2009.  The improvement in gross profit margin was due to our production focus shift from graphite electrodes to higher margin products – fine grain graphite and high purity graphite.

Depreciation and amortization expense. Depreciation and amortization amounted to$328,000 for the three months ended March 31, 2009 and $309,000 for the three months ended March 31, 2008, of which $309,000 for 2009 and $294,000 for 2008 were included in cost of sales and $19,000  for 2009 and $15,000 for 2008 were included in operating expenses.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $445,000 for the three months ended March 31, 2009, as compared to $170,000 for the three months ended March 31, 2008, an increase of $275,000 or approximately 162.3%.

Selling expenses increased from $20,000 for the three months ended March 31, 2008 to $309,000 for the three months ended March 31, 2009. The increase was due to the effort to market our high margin products – fine grain graphite and high purity graphite.

General and administrative expense was $136,000 for the three months ended March 31, 2009, which remained flat compared to $149,000 for the same period a year ago.

Depreciation and amortization increased from $15,000 for the three months March 31, 2008 to $19,000 for the three months March 31, 2009.

Income from operations.  As a result of the factors described above, income from operations amounted to $377,000 for the three months ended March 31, 2009, as compared to $1,177,000 for the three months ended March 31, 2008, a decrease of approximately $800,000, or 68.0%.

Other income (expenses).  Interest expense was $198,000 for the three months ended March 31, 2009, as compared with $133,000 for the three months ended March 31, 2008 reflecting both increased borrowings and an increase in the interest rate.  We had nominal interest income during the three months ended March 31, 2009 and 2008. Other income, which consisted of government grants, was $292,000 and $199,000 for the three months ended March 31, 2009 and 2008, respectively.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2009 was $471,000, as compared to $1,243,000 for the three months ended March 31, 2008, a decrease of $772,000.

Deemed preferred dividend. As a result of the automatic conversion of our 3% convertible notes into shares of series A preferred stock and warrants in January 2008, we incurred a preferred stock deemed dividend of $854,300, representing the intrinsic value of the beneficial conversion feature of the series A preferred stock resulting from the warrant issuance. The deemed preferred stock dividend was a non-cash charge which did not affect our operations or cash flow for the three months ended March 31, 2008.

 Net income available to common shareholders.  Net income available for common shareholders was $471,000 ($0.04 per share - basic and diluted) for the three months ended March 31, 2009 and $389,000 for the three months ended March 31, 2008 ($0.03 per share - basic and $0.02 per share - diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At March 31, 2009, we had a cash balance of $244,000, of which $241,000 was located in banks in China.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to March 31, 2009

All amounts, other than percentages, in thousands of U.S. dollars

Category	March 31, 2009	December 31, 2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$244	$52	$192	369.2%
Trade accounts receivable	4,021	4,224	(203)	(4.8)%
Notes receivable	66	28	38	135.7%
Other receivables	233	151	82	54.3%
Advances to suppliers	544	1,017	(473)	(46.5)%
Advances to related party	291	291	--	--
Prepaid expenses	85	--	85	100.0%
Inventories	16,012	15,890	122	0.8%
Current liabilities:
Accounts payable and accrued expenses	808	1,253	(445)	35.5%
Advances from customers	787	640	147	23.0%
Taxes payable	237	362	(125)	(34.5)%
Short term bank loan	4,894	4,888	6	0.1%
Long term bank loan – current portion	1,461	1,897	(436)	(23.0)%
Loan from shareholder	30	--	30	100.0%
Other payables	545	551	(6)	(1.1)%
Working capital:
Total current assets	21,495	21,652	(157)	(0.7)%
Total current liabilities	8,762	9,591	(829)	(8.6%)
Working capital	12,733	12,061	672	5.6%

Our working capital position increased $672,000 to $12,733,000 at March 31, 2009 from a working capital of $12,061,000 at December 31, 2008.

We have financed our operations principally through bank loans. At March 31, 2009, we have bank loans totaling $9,568,000 outstanding.  Short term bank loans in the total amount of $4,894,000 are due in May 2009 through July 2009, bear interest at 9.711% per annum and are secured by a security interest on our fixed assets and land use rights.  A long-term note, in the amount of $4,675,000 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of the long term bank loan is $1,461,000. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

We are required to make payments totaling $4,000,000 as part of the capital of Yongle.  We did not make the first payment, in the amount of $800,000, which was due by December 13, 2007.  The second payment, in the amount of $3,200,000 is due by September 13, 2009.  The government issued to Yongle a new business license expiring December 31, 2009 and management assumes that the Government will take no action before December 31, 2009, the expiration date of the new business license.  However, we cannot assure you that the government will not take action prior to December 31, 2009, that we will be able to make that payment before December 31, 2009, that we will receive any further extensions or that we will be able to reduce the capitalization which would reduce the amount of our payment.   Although we expect that we will be able to make these payments, we have no commitment from any funding source to provide us with the necessary funds.  Because of our stock price and the lack of any active trading in our stock, it may be difficult for us to raise the necessary funds through the sale of equity securities, and the terms of any equity securities which we may issue may results in significant dilution to our stockholders.  Our failure to make the payments on time may subject Talent subject of fines or penalties by the PRC business bureau,   In addition, Talent may not be permitted to exercise any decision-making rights as a shareholder in Yongle, which may prevent us from consolidating Yongle’s financial results with our financial statements. If Yongle loses its business license it would no longer be permitted to continue in business and it would have to terminate its operations.  In such event, we would be unable to continue in business.  Further, our banks’ perception of our ability to make the capital contribution may affect both the willingness of the banks to make or extend loans to us as well as the terms of any loans that they are willing to make.

At March 31, 2009 and 2008, we owed Mr.  Dengyong Jin $30,000 and $4,893,000, respectively.  These loans bear no interest and are due on demand.

We believe that our working capital, together with the cash flow from our ongoing business and our bank financing will be sufficient to enable us to meet our normal cash requirements for the next twelve months provided that:

•	We generate sufficient business so that we are able to generate a profit, which cannot be assured;

•	We are able to generate or obtain from third parties funding to enable us to make the $4,000,000 capital contribution to Yongle in a timely manner;

•	Our banks continue to provide us with the necessary working capital financing;

•	We are able to generate savings by improving the efficiency of our operations.

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

Net cash flow provided by operating activities was $832,000 for the three months ended March 31, 2009 as compared to $95,000 for the three months ended March 31, 2008, an increase of $737,000 . Net cash flow provided by operating activities in the three months ended March 31, 2009 was mainly due to our net income of $471,000, a decrease in account receivable of $209,000, a decrease in advance to suppliers of $475,000 and the add-back of non-cash items of depreciation and amortization of $328,000, offset by a decrease in accounts payable and accrued expenses of $446,000 and a decrease in taxes payable of $126,000 .

Net cash flow used in investing activities was $300,000 for the three months ended March 31, 2009 to purchase properties and equipments.   Cash flow use in investing activities for the three months ended March 31, 2008, was not significant.

Net cash flow used in financing activities was $340,000 for the three months ended March 31, 2009. We received $68,000 from investor by issuing 70,000 shares of restricted common stocks pursuant to a share purchase agreement. We received $30,000 proceeds from related party and repaid $438,000 bank loan.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$9,568,190	$6,354,446	$3,213,7431	$-	$-

Total Contractual Obligations:	$9,568,190	$6,354,446	$3,213,7431	$-	$-

(1)
A bank loan in the amount of  $4,893,654, of which $657,357  is due on May 6, 2009, three installments of $1,168,634 are due on May 25, 2009, June 15, 2009 and July 1, 2009 and $730,395 due on July 13, 2009. The bank loans bore interest at 9.711% per annum and were secured by a security interest on our fixed assets and land use rights. Another loan, in the amount of $4,674,536 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of this bank loan is $ 1,460,792.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had $243,697 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2009.

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

We became a reporting company in December 2007.  Prior to December 2007, our operations were conducted by Xingyong, which is a company organized under the laws of the PRC and owned by our largest stockholders, who was formerly our chief executive officer. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. During almost all of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by March 31, 2009.

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

This quarterly report does not include an attestation report of our registered independent accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a share purchase agreement dated March 10, 2009, on March 20, 2009, the Company sold 70,000 shares of the common stock, to one investor at a purchase price of $1.00 per share, for a total of $70,000.  The Company paid $2,100 as a commission to the finder. The shares were issued to the purchaser, who is a Chinese citizen and resident, pursuant to Regulation S of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

In March 2009, the Company issued 747,058 shares of common stock upon the conversion of 747,058 shares of series A preferred stock.  The Company did not receive any additional consideration for the issuance of the shares.  The transaction is exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6. Exhibits

31.1           Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1           Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 15, 2009	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Ting Chen
Ting Chen
Chief Financial Officer