Form 10-Q
period 2009-06-30
China Carbon Graphite Group, Inc.
filed 2009-08-19
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from                 to

Commission File Number:  333-114564

CHINA CARBON GRAPHITE GROUP, INC.
 (Name of Registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

China Carbon Graphite Group, Inc.
c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China
 (Address of principal executive office)

(86) 474-7209723
 (Registrant’s telephone number)

Copies to:
Asher S. Levitsky PC
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 981-6767
Fax: (212) 930 - 9725
E-mail: alevitsky@srff.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  14,876,411 shares of common stock are issued and outstanding as of August 14th, 2009.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2009

TABLE OF CONTENTS

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$6,325,505	$51,799
Trade accounts receivable, net	4,766,036	4,224,410
Notes receivable	121,260	27,720
Other receivables	867,137	150,694
Advance to related party	-	290,409
Advance to suppliers, net	1,296,674	1,017,088
Inventories	16,382,381	15,889,549
Prepaid expenses	10,725	-
Total current assets	29,769,718	21,651,669

Property and equipment, net	22,026,082	21,003,607

Construction in progress	3,732,995	2,029,777

Land use rights, net	3,571,104	3,604,324
	$59,099,899	$48,289,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,808,430	$1,253,265
Advance from customers	1,091,291	640,346
Trade notes payable	5,843,852	-
Short term bank loans	8,539,329	4,887,514
Long term bank loan - current portion	1,607,059	1,896,647
Taxes payable	7,867	362,298
Other payables	621,184	551,096
Total current liabilities	19,519,012	9,591,166

Long Term Liabilities
Long term bank loan - non-current portion	2,629,734	3,209,711
Other payable - non-current portion	275,198	-
Total long-term liabilities	2,904,932	3,209,711

Total liabilities	$22,423,944	$12,800,877

Contingencies and commitments (Note 15)

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 250,000 and
1,200,499 shares at June 30, 2009 and December 31, 2008, respectively	$250	$1,200
Common stock authorized 100,000,000 shares $0.001 par
value; issued and outstanding 13,988,911 and 12,218,412 shares
at June 30, 2009 and December 31, 2008, respectively	13,988	12,218
Additional paid-in capital	8,827,726	8,690,426
Accumulated other comprehensive income	5,039,858	4,991,113
Retained earnings	22,794,133	21,793,543
Total stockholders' equity	36,675,955	35,488,500

Total liabilities and stockholders' equity	$59,099,899	$48,289,377

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Six months ended June 30,
	2009	2008

Sales	$6,551,162	$13,651,779

Cost of Goods Sold	4,856,982	10,183,419
Gross Profit	1,694,180	3,468,360

Operating Expenses
Selling expenses	317,914	170,002
General and administrative	457,410	398,917
Depreciation and amortization	38,179	30,727
	813,503	599,646
Operating Income Before Other Income (Expense)
and Income Tax Expense	880,677	2,868,715

Other Income (Expense)
Other income	526,069	213,673
Other expenses	(1,461)	(11,311)
Interest income	94	417
Interest expense	(404,789)	(269,557)
	119,913	(66,779)

Income Before Income Tax Expense	1,000,590	2,801,936

Income tax expense	-	-

Net income	1,000,590	2,801,936

Deemed preferred stock dividend	-	(854,300)

Net income available to common shareholders	1,000,590	1,947,636

Comprehensive income
Net income	1,000,590	2,801,936

Other comprehensive income
Foreign currency translation gain	48,745	1,979,890
Total Comprehensive Income	$1,049,335	$4,781,826

Share data

Basic earnings per share	$0.08	$0.15

Diluted earnings per share	$0.07	$0.10

Weighted average common shares outstanding,
basic	13,279,617	13,040,061

Weighted average common shares outstanding,
diluted	14,044,160	19,444,924

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended June 30,
	2009	2008

Sales	$3,657,515	$7,923,777

Cost of Goods Sold	2,804,230	5,817,126
Gross Profit	853,285	2,106,652

Operating Expenses
Selling expenses	9,269	149,668
General and administrative	321,415	249,713
Depreciation and amortization	19,099	15,587
	349,783	414,968
Operating Income Before Other Income (Expense)
and Income Tax Expense	503,502	1,691,684

Other Income (Expense)
Other income	233,953	14,477
Other expenses	(1,461)	(11,311)
Interest income	-	239
Interest expense	(206,444)	(136,334)
	26,048	(132,930)

Income Before Income Tax Expense	529,550	1,558,754

Income tax expense	-	-

Net income	529,550	1,558,754
Comprehensive income
Net income	529,550	1,558,754

Other comprehensive income
Foreign currency translation gain	3,831	727,747
Total Comprehensive Income	$533,381	$2,286,501

Share data

Basic earnings per share	$0.04	$0.12

Diluted earnings per share	$0.04	$0.08

Weighted average common shares outstanding,
basic	13,785,470	13,218,412

Weighted average common shares outstanding,
diluted	14,238,911	19,918,911

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net Income	$1,000,590	$2,801,935
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	673,508	633,447
Share based compensation	70,220	-
Change in operating assets and liabilities
Accounts receivable	(535,950)	6,811
Notes receivable	(93,524)	222,712
Other receivables	(716,403)	303,122
Advance to suppliers	(278,255)	(561,544)
Inventories	(471,121)	(2,122,854)
Prepaid expenses	(10,725)	-
Accounts payable and accrued expenses	553,844	209,444
Non-current accounts payable	275,263	-
Advance from customers	450,170	(618,078)
Trade notes payable	5,845,219	-
Taxes payable	(355,011)	(59,809)
Other payables	69,348	518,884
Net cash provided by operating activities	6,477,173	1,334,070

Cash flows from investing activities
Acquisition of property and equipment	(1,629,192)	(589,509)
Construction in progress	(1,700,828)	-
Net cash used in investing activities	(3,330,020)	(589,509)

Cash flows from financing activities
Issuance of common stock for cash	67,900	-
Repayment of bank loans	(2,345,394)	(727,585)
Proceeds from bank loans	5,114,566	-
Repayment from related party	290,876	57,220
Net cash provided by (used in) financing activities	3,127,948	(670,365)

Effect of exchange rate fluctuation	(1,395)	83,919

Net increase in cash	6,273,706	158,115

Cash and cash equivalents at beginning of period	51,799	4,497

Cash and cash equivalents at end of period	$6,325,505	$162,612

Supplemental disclosure of cash flow information

Interest paid	$404,789	$269,557
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend	$-	$854,300

Issuance of common stock for consulting fee	$70,220	$-

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months and six months ended June 30, 2009

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

2.  Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008.

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the years ended December 31, 2008 and 2007, Xingyong paid 100% of net income to Yongle.,Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

According to PRC rules and regulations, Talent is required to pay 20% of its capital investment in Yongle, or $800,000, within three months and the remaining 80%, or $3,200,000, within two years from the date of issuance of business license.  The business license was issued on September 13, 2007 and accordingly, Talent was required to pay $800,000 on or before December 12, 2007 and is required to pay $3,200,000 on or before September 12, 2009.  Talent has not paid the initial 20% or $800,000 nor applied for an extension of time to effect this payment.  However, the Government issued a new business license for Yongle expiring December 31, 2009.  Management assumes that the Government will take no action, and the investment can be paid, up on or before December 31, 2009, the expiration date of the new business license.

On May 21, 2009 the Company's Board of Directors approved the reduction of Yongle's registered capital from $4,000,000 to $100,000 and has submitted the reduction to the PRC government for approval. These actions effectively reduce the intercompany investment obligations owed to Yongle from $4,000,000 to $100,000 and eliminate possible fines or penalties by the PRC business bureau that could result from the Company’s failure to pay the registered capital when required.  The Company expects to pay the $100,000 investment to Yongle in full before September 12, 2009.

3. Summary of Significant Accounting Policies

Use of estimates - The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.

Significant estimates included values and lives assigned to acquired property, equipment and intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Most of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the US is protected by FDIC insurance

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the six months ended at June 30, 2009 and 2008.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the six months ended June 30, 2009.

Shipping and handling costs - The Company follows Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the six months ended June 30, 2009 and 2008, shipping and handling costs were $308,737 and $152,476, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement benefit costs - According to PRC regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the remaining 15.5% to 21.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

In addition, the Company is required by Chinese laws to cover employees in China with various types of social insurance. The Company believes that it is in material compliance with the relevant PRC laws.

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

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of June 30, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the six months ended June 30, 2009 and 2008 are $48,745 and $1,979,890, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2009 and 2008 was ($1,395) and $83,919, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at June 30, 2009 and December 31, 2008 were translated at 6.8448 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended June 30, 2009 and 2008 were 6.8432 RMB and 7.0726 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 3,000,000 shares of common stock at an exercise price of $1.20 per share and 3,000,000 shares of common stock at an exercise price of $2.00 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Weighted average shares of common stock outstanding (basic)	13,279,617	13,040,061
Shares issuable upon conversion of series A preferred stock	950,499	1,200,499
Shares issuable upon exercise of warrants	0	6,000,000
Weighted average shares of common stock outstanding (diluted)	14,044,160	19,444,924
Net income available to common shareholders	$.08	$.15
Net income per shares of common stock (diluted)	$.07	$.10

For the six months ended June 30, 2009, the Company did not include any shares of common stock issuable upon exercise of warrants, since such issuance would be antidilutive.

Accumulated other comprehensive income - The Company follows Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2009 and 2008 included net income and foreign currency translation adjustments.

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

Subsequent events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009, subsequent events were evaluated by the Company as of August 13, 2009, the date on which the unaudited condensed consolidated financial statements at and for the quarter ended June 30, 2009, were available to be issued.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s condensed consolidated financial statements as this statement will be replaced by SFAS NO. 168, which is effective for financial statements issued for interim and annual period ending after September 15, 2009.

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

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. The FSP does not have an effect on the Company’s condensed consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The application of EITF 07-5 does not have an effect on the Company’s condensed financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement for the financial statements for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on the Company’s financial statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification known as the FASB Accounting Standards Codification TM. The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is in the process of evaluating the effect of the adoption of SFAS No. 168 will have on the Company’s financial statements.

4.  Concentrations of Business and Credit Risk

Most of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company’s bank account in US is covered by FDIC insurance.

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

For the six months ended June 30, 2009, three customers accounted for 10% or more of sales revenues, representing 33%, 12% and 10%, respectively of the total sales. No customer accounted for 10% or more of the Company’s revenue during the three months ended June 30, 2008.  As of June 30, 2009, there were four customers that constitute 15.7%, 15.2%, 12.3%, and 11.4% respectively of the accounts receivable. As of December 31, 2008, there were three customers that accounted for 22.7%, 14.8%, and 12.5% respectively of the accounts receivable.

For the six months ended June 30, 2009 and 2008, the Company had insurance expense of $418 and $5,717 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the six months ended June 30, 2009 and 2008, the enterprise income tax at the statutory rates would have been approximately $172,257 and $292,145, respectively, and for the three months ended June 30, 2009 and 2008, the enterprise income tax at the statutory rates would have been approximately $79,432 and $233,813, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Six months ended June 30,
	2009	2008
Computed tax at the PRC statutory rate of 15%	$172,257	$292,145
Benefit of tax holiday	(172,257)	(292,145)
Income tax expenses per books	$-	$-

	Three months ended June 30,
	2009	2008
Computed tax at the PRC statutory rate of 15%	$79,432	$233,813
Benefit of tax holiday	(79,432)	(233,813)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of June 30, 2009 and December 31, 2008, trade accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
Amount outstanding	$5,444,143	$4,928,354
Bad debt provision	(678,107)	(703,944)
Net amount	$4,766,036	$4,224,410

For the six months ended June 30, 2009, bad debt provision of $26,810 was recovered. For the three and six months ended June 30, 2008, no bad debt provision was provided.

7.  Advance to suppliers, net

As of June 30, 2009 and December 31, 2008, advance to suppliers consisted of the following:

	June 30, 2009	December 31, 2008
Amount outstanding	$1,466,460	$1,186,640
Bad debt provision	(169,786)	(169,552)
Net amount	$1,296,674	$1,017,088

For the three and six months ended June 30, 2009 and 2008, no additional bad debt provision on advance to suppliers was charged to expenses.

8.   Inventories

As of June 30, 2009 and December 31, 2008, inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials	$1,237,829	$820,250
Work in process	13,192,553	13,193,750
Finished goods	1,898,095	1,821,719
Repair Parts	53,904	53,830
	$16,382,381	$15,889,549

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

9.  Property and Equipment, net

As of June 30, 2009 and December 31, 2008, property and equipment consist of the following:

	June 30, 2009	December 31, 2008
Building	$8,267,194	$7,956,770
Machinery and equipment	20,871,799	19,515,684
Motor vehicles	40,907	40,851
	29,179,900	27,513,305
Less: Accumulated depreciation	7,153,818	6,509,698
	$22,026,082	$21,003,607

For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $635,329 and $601,822 was charged to cost of goods sold. For the three months ended June 30, 2009 and 2008, depreciation expense amounted to $326,054 and $294,373 was charged to cost of goods sold.

10.  Land Use Right

As of June 30, 2009 and December 31, 2008, land use rights consist of the following:

	June 30, 2009	December 31, 2008
Land Use Right	$3,816,774	$3,811,539
Less: Accumulated amortization	245,670	207,215
	$3,571,104	$3,604,324

For the six months ended June 30, 2009 and 2008, amortization expenses were $38,179 and $30,727, respectively. For the three months ended June 30, 2009 and 2008, amortization expenses were $19,099 and $15,587, respectively.

Future amortization of the land use rights is as follows:

12-month period ended June 30,
2010	$76,358
2011	76,358
2012	76,358
2013	76,358
2014	76,358
2015 and thereafter	3,189,314
Total	$3,571,104

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

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

The statement of designation for the series A preferred stock provides the following:

	Each share of series A preferred stock is convertible into one share of common stock, at a conversion price of $1.00, subject to adjustment.


While the series A preferred stock is outstanding, if the Company issues common stock at a price or warrants or other convertible securities at a conversion or exercise price which is less than the conversion price then in effect, the conversion price shall be adjusted on a formula basis.


While the Series A Preferred Stock is outstanding, without the approval of the holders of 75% of the outstanding shares of Series A Preferred Stock, the Company may not pay cash dividends or other distributions of cash, property or evidences of indebtedness, nor redeem any shares of Common Stock.

	No dividends are payable with respect to the series A preferred stock.


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


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

Pursuant to the securities purchase agreement, as amended, relating to the issuance of the 3% convertible notes, in addition to the foregoing:


The Company and the investor entered into a registration rights agreement pursuant to which we are required to have a registration statement filed with the SEC by December 31, 2010 and declared effective by the SEC not later than December 31, 2010. The Company is required to pay liquidated damages at the rate of 200 shares of series A preferred stock for each day after December 31, 2010 that the registration statement is not declared effective or for any period that the Company fails to keep the registration statement effective, up to a maximum of 100,000 shares. The number of shares of series A preferred stock issuable pursuant to the liquidated damages provision is subject to reduction based on the maximum number of shares that can be registered under the applicable SEC guidelines.The registration obligation does not apply to shares that can be sold pursuant to Rule 144 of the Securities and Exchange Commission.

	The investor has a right of refusal on future financings until December 2010.

(d)	Cancellation of common stock

In connection with the acquisition of Talent, the Company purchased 1,000,000 shares of common stock from the then principal shareholder for $1,000,000. The purchase price was paid in installments, with the final installment due on June 30, 2008. The Company placed 1,000,000 of the shares of common stock in escrow, and, upon payment of the  balance of the purchase price, the shares were released from escrow and cancelled.

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

12.  Short-term bank loans

As of June 30, 2009 and December 31, 2008, short term loans consisted of the following:

	June 30, 2009		December 31, 2008
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$		$656,532

Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			729,481

Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights		3,425,958	-

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		5,113,371	-
		$8,539,329	$4,887,514

13.  Long-term bank loan

	June 30, 2009	December 31, 2008
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$4,236,793	$5,106,358
Less: current portion	(1,607,059)	(1,896,647)
Non-current portion	$2,629,734	$3,209,711

14.  Trade notes payable

As of June 30, 2009 trade notes payable were $5,843,852.  There were no trade notes payable at December 31, 2008.. The Company was requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of notes guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

15.  Contingencies and commitments

As stated in Note 2, as Talent failed to effect the initial 20% or $800,000 investment in Yongle by December 12, 2007 or obtain an extension to effect such payment, the Government can give notice to Talent to cancel the business license of Yongle and cancel the investment.  As such, Yongle would cease to be a subsidiary and thus the VIE, Xingyong, would be detached.

On May 21, 2009 the Company's Board of Directors approved the reduction of Yongle's registered capital from $4,000,000 to $100,000 and has submitted the reduction to the PRC government for approval. These actions will effectively reduce the intercompany investment obligations owed to Yongle from $4,000,000 to $100,000 and eliminate possible fines or penalties by the PRC business bureau as previously described in the Company's 10Q filing.  The Company expects to pay for the $100,000 investment to Yongle in full on or before September 12, 2009.

16.  Subsequent event

On July 29, 2009, the Company retired outstanding warrants to purchase 5,875,000 shares of common stock through the issuance of 887,500 shares of common stock.  Warrants to purchase 3,000,000 shares of common stock at $1.20 were converted to 600,000 shares of common stock, and warrants to purchase 2,875,000 shares of common stock at $2.00 were converted to 287,500 shares of common stock. There remain outstanding warrants to purchase 125,000 shares at $2.00 per share.

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

Our sales have suffered during 2009 as a result of the worldwide economic downturn, with sales in both the six and three months ended June 30, 2009 being less than half of the sales for the comparable period of 2008.  The sales decrease reflects the effects of the negative global economic situation as well as the closure of Xingyong’s plant facilities for almost two months for the Olympics in August 2008 as part of the Chinese government’s program to reduce air pollution during that period.  This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products. During the second quarter 2009, sales decreased primarily due to weaker graphite electrode demand.  Steel manufacturers delayed purchasing new graphite electrodes because the global steel demand had not improved markedly. We believe that most of the steel manufacturers are not running full capacity.

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

Under PRC rules and regulations, Talent, as the sole stockholder of Yongle, is required to make payments totaling the amount of its initial capital, which was set at $4,000,000 at the time of Yongle’s organization, and has since been reduced to $100,000, We are required to pay 20% of the registered capital within three months form the issuance of the business license and the remaining 80% within two year of the issuance.  The business license was issued September 13, 2007, and, based on the initial registered capital, we were to have paid $800,000 by December 13, 2007 and the balance by September 13, 2009.  We did not make either of these payments.  The government issued a new business license on Yongle expiring December 31, 2009.  Management assumes that the Government will take no action before December 31, 2009, the expiration date of the new business license, and we believe that our obligations with respect to Yongle’s registered capital will be satisfied by payment of $100,000, the reduced amount of registered capital, which we plan to make in September 2009.

Variable Interest Entity

 Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, each of Yongle and Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties.   Yongle has a series of agreements with Xingyong pursuant to which it manages the business of Xingyong and 80% to 100% of the profit of Xingyong is paid to Yongle.  For 2007 and 2008, Xingyong paid 100% of the profit to Yongle.  Xingyong is owned by Mr. Jin, who is Yongle’s controlling stockholder and was our chief executive officer at the time of we entered into our agreements with Xingyong.  Xingyong is treated as a variable interest entity and its financial statements are included as part of our consolidated financial statements under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” referred to as FIN 46.

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

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. The Xing He District Local Tax Authority in the Nei Mongol province granted us a 100% tax holiday with respect to enterprise income tax for ten years 2008 through 2018. Afterwards, based on the present tax law and our status as a qualified high technology and science company, we will be subject to a corporation income tax rate of 15% effective in 2019.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2009 or December 31, 2008.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2009 and 2008 has not been significant.

Value added tax

Pursuant to China’s VAT rules and regulations, as an ordinary VAT taxpayer we are subject to a tax rate of 17% (“output VAT”). The output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”). Under the commercial practice of the PRC, the Company paid VAT and business tax based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date of which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes that are determined to be late or deficient. In the event that a tax penalty is assessed on late or deficient payments, the penalty will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. We have been granted an exemption from VAT by the Xinghe County People’s Government and Xinghe Tax Authority on some products for which an exchange agreement is in place for raw materials and fuel.  We have been granted an exemption from VAT by the Xing He County People’s Government and Xing He Tax Authority on some products in which an exchange agreement is in place for raw materials and fuel.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s condensed consolidated financial statements as this statement will be replaced by SFAS NO. 168, which is effective for financial statements issued for interim and annual period ending after September 15, 2009.

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

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. As provided in the FSP, unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective commencing in the year ended December 31, 2009. The FSP does not have an effect on the Company’s condensed consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The application of EITF 07-5 does not have an effect on the Company’s condensed financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement with the financial statements for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on the Company’s financial statements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification known as the FASB Accounting Standards Codification TM. The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is in the process of evaluating the effect of the adoption of SFAS No. 168 will have on the Company’s financial statements.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
	US Dollars	Percentage	US Dollars	Percentage
Sales	$6,551	100.00%	$13,652	100.00%
Cost of sales	4,857	74.14%	10,184	74.59%
Gross profit	1,694	25.86	3,468	25.41%
Operating expenses	(814)	(12.42)%	(600)	(4.40)%
Income from operations	880	13.44%	2,869	21.01%
Other income	526	8.03%	214	1.57%
Other expenses	(1)	(0.02)%	(11)	(0.08)%
Interest income	-	-%	-	-%
Interest expense	(405)	(6.18)%	(270)	(1.98)%
Income before income tax expense	1,000	15.27%	2,802	20.52%
Provision for income taxes	-	-%	-	-%
Net income	1,000	15.27%	2,802	20.52%
Deemed preferred stock dividend	-	-%	(854)	(6.25)%
Net income available to common shareholders	1,000	15.27%	1,948	14.27%
Foreign currency translation adjustment	49	0.75%	1,980	14.50%
Total comprehensive income	$1,049	16.02%	$4,782	35.03%

	Three Months Ended June 30,
	2009		2008
	US Dollars	Percentage	US Dollars	Percentage
Sales	$3,658	100.0%	$7,924	100.0%
Cost of sales	2,804	76.65%	5,817	73.41%
Gross profit	854	23.35%	2,107	26.59%
Operating expenses	(350)	(9.57)%	(415)	(5.24)%
Income from operations	504	13.78%	1,692	21.35%
Other income	234	6.40%	14	0.18
Other expenses	(1)	(0.03)%	(11)	(0.14)%
Interest expense	(206)	(5.64)%	(136)	(1.72)%
Income before income tax expense	530	14.49%	1,559	19.67%
Provision for income taxes	-	-%	-	-%
Net income	530	14.49%	1,559	19.67%
Foreign currency translation adjustment	4	0.10%	728	9.18%
Total comprehensive income	$534	14.59%	$2,287	28.86%

Sales. During the six months ended June 30, 2009, we had sales of $6,551,000, as compared to sales of $13,652,000 for the six months ended June 30, 2008, a decrease of $7,101,000, or approximately 52.01%.  During the three months ended June 30, 2009, we had sales of $3,658,000, as compared to sales of $7,924,000 for the three months ended June 30, 2008, a decrease of $4,266,000, or approximately 53.84%.  The sales decrease reflects the effects of the negative global economic situation as well as the closure of Xingyong’s plant facilities for almost two months for the Olympics in August 2008 as part of the Chinese government’s program to reduce air pollution during that period.  This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products. During the second quarter of 2009, sales decreased primarily due to weaker graphite electrode demand. Steel manufacturers delayed purchasing new graphite electrodes because the global steel demand hasn’t improved markedly. Most of the steel manufacturers are not running full capacity.

Cost of sales; gross margin. During the six months ended June 30, 2009, our cost of sales was $4,857,000, as compared to $10,184,000 during the six months ended June 30, 2008, a decrease of $5,327,000, or 52.31%. During the three months ended June 30, 2009, our cost of sales was $2,804,000, as compared to $5,817,000 during the three months ended June 30, 2008, a decrease of $3,013,000, or 51.79%. The decrease in cost of sales was directly associated with the decrease in sales. As a result, our gross profit decreased $1,774,000 and $1,253,000, or 51.17% and 59.47% respectively for the six and three months ended June 30, 2009. Our gross margin increased slightly from 25.41% for the six months ended June 30, 2008 to 25.86% the six months ended June 30, 2009.  Our gross margin reflects our product mix.  Graphite electrodes have a lower margin than other products, such as fine grain graphite and high purity graphite.  The increase was due to the relatively low volume of graphite electrodes in the first quarter of 2009, in which our gross margin was 29.1%.  In the second quarter of 2009, the sales of graphite electrodes started to pick up, which resulted in a lower gross margin.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $814,000 for the six months ended June 30, 2009, as compared to $600,000 for the six months ended June 30, 2008, an increase of $214,000 or approximately 35.67%.  Selling, general and administrative expenses totaled $350,000 for the three months ended June 30, 2009, as compared to $415,000 for the three months ended June 30, 2008, a decrease of $65,000 or approximately 15.66%.

Selling expenses increased from $170,000 for the six months ended June 30, 2008 to $318,000 for the six months ended June 30, 2009, or 87.06%. The increase was due to the effort to market our high margin products – fine grain graphite and high purity graphite. Selling expenses decreased from $150,000 for the three months ended June 30, 2008 to $9,000 for the three months ended June 30, 2009, or 94.0%.  The decrease was directly associated with the decrease in sales during the second quarter 2009.

General and administrative expense was $457,000 for the six months ended June 30, 2009, compared to $399,000 for the six months ended June 30, 2008. General and administrative expense was $321,000 for the three months ended June 30, 2009, compared to $250,000 for the three months ended June 30, 2008.  The increase in general administrative expense was primarily due to the increase in public company expenses.

Depreciation and amortization expense. Depreciation and amortization were generally constant for both the six and three months ended June 30, 2009 and 2008.  Depreciation and amortization amounted to$673,000 for the six months ended June 30, 2009 and $633,000 for the six months ended June 30, 2008, of which $635,000 for 2009 and $602,000 for 2008 were included in cost of sales and $38,000 for 2009 and $31,000 for 2008 were included in operating expenses. Depreciation and amortization amounted to $345,000 for the three months ended June 30, 2009 and $323,000 for the three months ended June 30, 2008, of which $326,000 for 2009 and $308,000 for 2008 were included in cost of sales and $19,000 for 2009 and $15,000 for 2008 were included in operating expenses.

Income from operations. As a result of the factors described above, income from operations amounted to $881,000 for the six months ended June 30, 2009, as compared to $2,869,000 for the six months ended June 30, 2008, a decrease of approximately $1,988,000, or 69.29%.  Income from operations amounted to $504,000 for the three months ended June 30, 2009, as compared to $1,692,000 for the three months ended June 30, 2008, a decrease of approximately $1,188,000, or 70.21%.

Other income (expenses). Interest expense was $405,000 and $206,000 for the six and three months ended June 30, 2009, as compared with $270,000 and $136,000 for the six and three months ended June 30, 2008. reflecting both increased borrowings and an increase in the interest rate.  We had nominal interest income during the six and three months ended June 30, 2009 and 2008. Other income, which consisted of government grants, was $526,000 and $234,000 for the six and three months ended June 30, 2009 and 2008, respectively, as compared with $214,000 and $14,000 for the six and three months ended June 30, 2008. Other expense was $1,000 and $11,000 for the six months ended June 30, 2009 and 2008, respectively.

 Net income. As a result of the factors described above and the fact that we were granted a 100% tax holiday from thePRC enterprise tax, our net income for the six months ended June 30, 2009 was $ 1,000,000, as compared to $2,802,000 for the six months ended June 30, 2008, a decrease of $1,802,000. Our net income for the three months ended June 30, 2009 was $530,000, as compared to $1,559,000 for the three months ended June 30, 2008, a decrease of $1,029,000  or 66.00% ..

Deemed preferred dividend. As a result of the automatic conversion of our 3% convertible notes into shares of series A preferred stock and warrants in January 2008, we incurred a preferred stock deemed dividend of $854,300, representing the intrinsic value of the beneficial conversion feature of the series A preferred stock resulting from the warrant issuance. The deemed preferred stock dividend was a non-cash charge which did not affect our operations or cash flow for the six months ended June 30, 2008.  There was no comparable item in the three or six months ended June 30, 2009 or the three months ended June 30, 2008.

 Net income available to common shareholders.  Net income available for common shareholders was $1,000,000, or $0.08 per share (basic) and $0.07 per share (diluted) for the six months ended June 30, 2009 and $1,948,000, or $0.15 per share (basic) and $0.10 per share (diluted), for the six months ended June 30, 2008. Net income available for common shareholders was $530,000, or $0.04 per share (basic and diluted), for the three months ended June 30, 2009 and $1,559,000, or $0.12 per share (basic) and $0.08 per share (diluted). for the three months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At June 30, 2009, we had a cash balance of $6,325,505, almost all of which was located in banks in China.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to June 30, 2009

All amounts, other than percentages, in thousands of U.S. dollars

Category	June 30, 2009	December 31, 2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$6,326	$52	$6,274	12,065.4%
Trade accounts receivable	4,766	4,224	542	12.83%
Notes receivable	121	28	93	332.14%
Other receivables	867	151	716	474.17%
Advances to suppliers	1,297	1,017	280	27.53%
Advances to related party	-	291	(291)	(100)%
Prepaid expenses	11	-	11	*
Inventories	16,382	15,890	492	3.10%
Current liabilities:
Accounts payable and accrued expenses	1,808	1,253	555	44.29%
Advances from customers	1,091	640	451	70.47%
Taxes payable	8	362	(354)	(97.79)%
Trade notes payable	5,844	0	5,844	100.00%
Short term bank loan	8,539	4,888	3,651	74.69%
Long term bank loan – current portion	1,607	1,897	(290)	(15.29)%
Other payables	621	551	70	12.70%
Working capital:
Total current assets	29,770	21,652	8,118	37.49%
Total current liabilities	19,519	9,591	9,928	103.51%
Working capital	10,251	12,061	(1,810)	(15.01)%

Our working capital position decreased $1,810,000 to $10,251,000 at June 30, 2009 from a working capital of $12,061,000 at December 31, 2008.  Although our cash position increased significantly, by $6,274,000 from December 31, 2008 to June 30, 2009, the increase was more than offset by increases in current bank debt of $3,261,000, and trade notes payable, which increased from zero to $5,844,000.   During the six months ended June 30, 2009, we were requested by certain of our suppliers to settle trade liabilities incurred in the ordinary course of business by the issuance of notes guaranteed by a bank.  We had no comparable obligations at December 31, 2008.

We have financed our operations principally through bank loans. At June 30, 2009, we have short-term bank loans totaling $8,539,000 and long-term bank loan of $4,237,000 outstanding, of which short term bank loan of $3,426,000 are due June 15, 2010, bear interest at 9.711% per annum and  $5,113,000 are due June 1, 2010, bear interest at 7.434% per annum. The short term bank loans are secured by a security interest on our fixed assets and land use rights.  A long-term bank loan, in the amount of $4,237,000 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of the long term bank loan is $1,607,000. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

Although our sales have decreased significantly in 2009, we believe that our working capital, together with the cash flow from our ongoing business and our bank financing will be sufficient to enable us to meet our normal cash requirements for the next twelve months provided that:

•        We generate sufficient business so that we are able to generate a profit, which cannot be assured;

•        Our banks continue to provide us with the necessary working capital financing;

•        We are able to generate savings by improving the efficiency of our operations.

We will require additional working capital if we are going to make any acquisitions or to purchase equipment to expand our production capacity. Further, we expect that both revenue and the results of our operations will continue to decline from the comparable period of 2008 as a result of the effects of the global economic downturn as discussed under “Overview.”  We cannot assure you that funding will be available if and when we require funding.

Net cash flow provided by operating activities was $6,477,000 for the six months ended June 30, 2009 as compared to $1,334,000 for the six months ended June 30, 2008, an increase of $5,143,000. Net cash flow provided by operating activities in the six months ended June 30, 2009 was mainly due to our net income of $1,000,000, an increase in trade notes payable of $5,845,000, an increase in accounts payable and accrued expenses of $554,000 and an increase in advance from customers of $450,000, offset by an increase of accounts receivable of $536,000, other receivable of $716,000 and a decrease in taxes payable of $355,000.

Net cash flow provided by operating activities is sensitive to many factors, including our operating results, inventory management, ability to collect accounts receivable and timing of cash receipts and payments. For the six months ended June 30, 2009, the inventory turnover remained flat compared to December 31, 2008, and we did not experience significant uncollectible accounts receivable.

Net cash flow used in investing activities was $3,330,000 for the six months ended June 30, 2009, of which $1,629,000 was used to purchase properties and equipments and $1,701,000 was used in constructing new buildings.   Cash flow use in investing activities for the six months ended June 30, 2008 was $590,000.

Net cash flow provided by financing activities was $3,128,000 for the six months ended June 30, 2009 as compared to net cash used in financing activities of $670,000 for the six months ended June 30, 2008. We received $68,000 from investor by issuing 70,000 shares of common stock pursuant to a share purchase agreement. We received $5,115,000 proceeds from bank loan and repaid $2,345,000 bank loan. In addition, we received repayment of $291,000 from our former chief executive officer, Dengyong Jin.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness (1)	$12,776,122	$10,146,388	$2,629,734	$-	$-
Notes payable	5,843,852	5,843,852	-	-	-

Total Contractual Obligations:	$18,619,974	$15,990,240	$2,629,734	$-	$-

(1)       A bank loan in the amount of $3,425,958 dated June 17, 2009, due June 15, 2010 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights. A bank loan in the amount of $5,113,371 dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights. Another loan, in the amount of $4,236,793 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of this bank loan is $ 1,607,059.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had $6,325,505 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Ting Chen, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal control over financial reporting were effective as of June 30, 2009.

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

We became a reporting company in December 2007.  Prior to December 2007, our operations were conducted by Xingyong, which is a company organized under the laws of the PRC and owned by our former chief executive officer. We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. During almost all of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in US GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by June 30, 2009.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a share purchase agreement dated March 10, 2009, we sold 70,000 shares of common stock to one investor at a purchase price of $1.00 per share, for a total of $70,000.  The Company paid $2,100 as a commission to the finder. The shares were issued to the purchaser, who is a Chinese citizen and resident, pursuant to Regulation S of the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August , 2009	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August , 2009	By:	/s/ Ting Chen
Ting Chen
Chief Financial Officer