Form 10-Q
period 2009-09-30
China Carbon Graphite Group, Inc.
filed 2009-11-16
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,210,791 shares of common stock are issued and outstanding as of November 16, 2009.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2009

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net Income	$1,835,855	$4,330,024
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	1,021,937	954,924
Share based compensation	108,000	-
Change in operating assets and liabilities
Accounts receivable	(1,966,455)	(680,934)
Notes receivable	(266,331)	258,703
Other receivables	(1,214,925)	323,933
Advance to suppliers	364,539	(209,088)
Inventories	(655,104)	(1,618,729)
Prepaid expenses	(47,200)	(30,487)
Accounts payable and accrued expenses	920,089	(36,385)
Non-current accounts payable	773,324	-
Advance from customers	297,347	899,273
Trade notes payable	5,847,013	-
Taxes payable	(215,260)	78,661
Other payables	471,259	508,451
Net cash provided by operating activities	7,274,088	4,778,346

Cash flows from investing activities
Acquisition of property and equipment	(1,438,549)	(132,731)
Construction in progress	(2,635,286)	(2,625,861)
Additional payment for land use rights		(653,028)
Net cash used in investing activities	(4,073,835)	(3,411,620)

Cash flows from financing activities
Issuance of common stock for cash	67,900	-
Repayment of bank loans	(2,784,640)	-
Proceeds from bank loans	5,116,136	-
Repayment from related party	290,965	-
Repayment to related party	-	(28,353)
Repayment of notes payable	-	(1,506,456)
Net cash provided by (used in) financing activities	2,690,362	(1,534,809)

Effect of exchange rate fluctuation	105,563	215,688

Net increase in cash	5,996,178	47,605

Cash and cash equivalents at beginning of period	51,799	4,497

Cash and cash equivalents at end of period	$6,047,977	$52,102

Supplemental disclosure of cash flow information

Interest paid	$761,586	$413,039
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend	$-	$854,300

Issuance of common stock for consulting fee	$108,000	$-

The accompanying footnotes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Nine months ended September 30,
	2009	2008

Sales	$12,131,938	$21,160,851

Cost of Goods Sold	9,012,935	15,567,633
Gross Profit	3,119,003	5,593,218

Operating Expenses
Selling expenses	332,016	439,004
General and administrative	675,932	575,936
Depreciation and amortization	57,275	49,399
	1,065,223	1,064,339
Operating Income Before Other Income (Expense)
and Income Tax Expense	2,053,780	4,528,879

Other Income (Expense)
Other income	545,122	224,705
Other expenses	(1,462)	(11,431)
Interest income	-	910
Interest expense	(761,586)	(413,039)
	(217,926)	(198,855)

Income Before Income Tax Expense	1,835,854	4,330,024

Income tax expense	-	-

Net income	1,835,854	4,330,024

Deemed preferred stock dividend	-	(854,300)

Net income available to common shareholders	1,835,854	3,475,724

Comprehensive income
Net income	1,835,854	4,330,024

Other comprehensive income
Foreign currency translation gain	124,645	2,064,524
Total Comprehensive Income	$1,960,499	$6,394,548

Share data

Basic earnings per share	0.13	$0.27

Diluted earnings per share	0.13	$0.18

Weighted average common shares outstanding,
basic	13,800,052	12,716,587

Weighted average common shares outstanding,
diluted	14,392,450	19,365,223
The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended September 30,
	2009	2008

Sales	$5,580,776	$7,509,072

Cost of Goods Sold	4,055,953	5,384,214
Gross Profit	1,524,823	2,124,858

Operating Expenses
Selling expenses	14,102	269,002
General and administrative	218,522	177,019
Depreciation and amortization	19,096	18,672
	251,720	464,693
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,273,103	1,660,165

Other Income (Expense)
Other income	19,053	11,032
Other expenses	-	(120)
Interest income	-	493
Interest expense	(356,891)	(143,482)
	(337,838)	(132,077)

Income Before Income Tax Expense	935,265	1,528,088

Income tax expense	-	-

Net income	935,265	1,528,088
Comprehensive income
Net income	935,265	1,528,088

Other comprehensive income
Foreign currency translation gain	75,900	84,634
Total Comprehensive Income	$1,011,165	$1,612,722

Share data

Basic earnings per share	$0.06	$0.13

Diluted earnings per share	$0.06	$0.08

Weighted average common shares outstanding,
basic	15,002,785	12,218,412

Weighted average common shares outstanding,
diluted	15,085,202	19,418,911

The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net Income	$1,835,855	$4,330,024
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	1,021,937	954,924
Share based compensation	108,000	-
Change in operating assets and liabilities
Accounts receivable	(1,966,455)	(680,934)
Notes receivable	(266,331)	258,703
Other receivables	(1,214,925)	323,933
Advance to suppliers	364,539	(209,088)
Inventories	(655,104)	(1,618,729)
Prepaid expenses	(47,200)	(30,487)
Accounts payable and accrued expenses	920,089	(36,385)
Non-current accounts payable	773,324	-
Advance from customers	297,347	899,273
Trade notes payable	5,847,013	-
Taxes payable	(215,260)	78,661
Other payables	471,259	508,451
Net cash provided by operating activities	7,274,088	4,778,346

Cash flows from investing activities
Acquisition of property and equipment	(1,438,549)	(132,731)
Construction in progress	(2,635,286)	(2,625,861)
Additional payment for land use rights		(653,028)
Net cash used in investing activities	(4,073,835)	(3,411,620)

Cash flows from financing activities
Issuance of common stock for cash	67,900	-
Repayment of bank loans	(2,784,640)	-
Proceeds from bank loans	5,116,136	-
Repayment from related party	290,965	-
Repayment to related party	-	(28,353)
Repayment of notes payable	-	(1,506,456)
Net cash provided by (used in) financing activities	2,690,362	(1,534,809)

Effect of exchange rate fluctuation	105,563	215,688

Net increase in cash	5,996,178	47,605

Cash and cash equivalents at beginning of period	51,799	4,497

Cash and cash equivalents at end of period	$6,047,977	$52,102

Supplemental disclosure of cash flow information

Interest paid	$761,586	$413,039
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend	$-	$854,300

Issuance of common stock for consulting fee	$108,000	$-

The accompanying footnotes are an integral part of these financial statements.

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
For the three months and nine months ended September 30, 2009

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

The financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries and Xingyong, which is an affiliated company whose financial condition is consolidated with the Company pursuant to Accounting Standard Codification (ASC) Topic 810-10, formerly known as FIN 46R, in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Yongle’s business license was issued on September 13, 2007. According to PRC rules and regulations, Talent was required to pay 20% of its capital investment in Yongle, or $800,000, within three months, which would have been due on December 12, 2007, and the remaining 80%, or $3,200,000, within two years from the date of issuance of business license, which would have been September 12, 2009.  On May 21, 2009, the Company's board of directors approved the reduction of Talent’s investment in Yongle from $4,000,000 to $100,000 and the reduction of Yongle's registered capital from $4,000,000 to $100,000. The Company believes that these actions effectively eliminated possible fines or penalties by the PRC business bureau that could result from the Company’s failure to pay the registered capital when required.  All governmental approval to the reduction in capital was obtained and the Talent paid the $100,000 investment to Yongle in full in August 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the nine months ended at September 30, 2009 and 2008.

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

Income recognition - Revenue is recognized in accordance with ASC 605-25, Revenue Recognition of Financial Statements, formerly known as Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when the goods are shipped pursuant to a purchase order.

Interest income is recognized when earned.

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the nine months ended September 30, 2009 and $7,400 for 2008.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the nine months ended September 30, 2009 and 2008, shipping and handling costs were $318,604 and $396,119, respectively, and for the three months ended September 30, 2009 and 2008, these costs were $9,867 and $243,643, respectively.

Segment reporting - ASC 280, “Segment Reporting”, formerly known as Statement of Financial Accounting Standards (“SFAS”) No 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

The Company does not accrue United States income tax since it has no operation in the United States. Its operating subsidiaries are organized and located in the PRC and do not conduct any business in the United States.

In 2006, the Financial Accounting Standards Board (FASB) issued ASC Topic 740 Income Taxes, formerly known as  FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. The Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Fair value of financial instruments - In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures, formerly known as SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007.

Effective January 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as of September 30, 2009 and December 31, 2008 because of the relatively short-term maturity of these instruments.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the nine months ended September 30, 2009 and 2008 are $124,645 and $2,064,524, respectively.

The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2009 and 2008 was $105,563 and $215,687, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at September 30, 2009 and December 31, 2008 were translated at 6.8376 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended September 30, 2009 and 2008 were 6.8425 RMB and 6.9989 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 125,000 shares of common stock at an exercise price of $2.0 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Weighted average shares of common stock outstanding (basic)	13,800,052	12,716,587
Shares issuable upon conversion of series A preferred stock	612,625	1,200,499
Shares issuable upon exercise of warrants	-	6,000,000
Weighted average shares of common stock outstanding (diluted)	14,392,450	19,365,223
Net income available to common shareholders	$.13	$.27
Net income per shares of common stock (diluted)	$.13	$.18

For the nine months ended September 30, 2009, the Company did not include any shares of common stock issuable upon exercise of warrants, since such issuance would be antidilutive.

Accumulated other comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2009 and 2008 included net income and foreign currency translation adjustments.

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

Subsequent events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 16, 2009, the date on which the unaudited condensed consolidated financial statements at and for the quarter ended September 30, 2009, were available to be issued.

Recent accounting pronouncements

In December, 2007, the FASB issued ASC 805 “Business Combinations”, formerly known as SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Effective January 1, 2009. ASC 805 revised SFAS No. 141(R) and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of SFAS 141(R) does not have a material effect on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, formerly known as SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on the Company’s financial statements

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging”, formerly known as  SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued ASC 470-20, “Debt with conversion and other options”, formerly known as  FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of ASC 820, “Fair Value Measurement Disclosures”, formerly known as SFAS No. 57, when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, formerly known as SFAS No. 165. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 No. is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement for the financial statements since the quarter ended June 30, 2009.

In June 2009, the FASB issued ASC 860, “Transfers and servicing”, formerly known as SFAS No. 166, a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, formerly known as SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on the Company’s financial statements

In June 2009, the FASB issued SFAS No. 168, "The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) - a replacement of SFAS No. 162" (SFAS 168), which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. As a result of the adoption of SFAS 168, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC, with no financial impact.

4.  Concentration of Business and Credit Risk

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

For the nine months ended September 30, 2009, two customers accounted for 10% or more of sales revenues, representing 27.4% and 25.1%, respectively of the total sales. No customer accounted for 10% or more of the Company’s revenue during the nine months ended September 30, 2008.  As of September 30, 2009, there were three customers that constitute 21.1%, 12.86% and 10.1%, respectively of the accounts receivable. As of December 31, 2008, there were three customers that accounted for 22.7%, 14.8%, and 12.5% respectively of the accounts receivable.

For the nine months ended September 30, 2009 and 2008, the Company had insurance expense of $2,132 and $5,778 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the nine months ended September 30, 2009 and 2008, the enterprise income tax at the statutory rates would have been approximately $310,041 and $648,504, respectively, and for the three months ended September 30, 2009 and 2008, the enterprise income tax at the statutory rates would have been approximately $137,784 and $356,359, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Nine months ended September 30,
	2009	2008
Computed tax at the PRC statutory rate of 15%	$310,041	$648,504
Benefit of tax holiday	(310,041)	(648,504)
Income tax expenses per books	$-	$-

	Three months ended September 30,
	2009	2008
Computed tax at the PRC statutory rate of 15%	$137,784	$356,359
Benefit of tax holiday	(137,784)	(356,359)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of September 30, 2009 and December 31, 2008, trade accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
Amount outstanding	$6,907,780	$4,928,354
Bad debt provision	(705,653)	(703,944)
Net amount	$6,202,127	$4,224,410

For the nine months ended September 30, 2009, $26,810 was charged to bad debt provision. For the three and nine months ended September 30, 2008, no bad debt provision was provided.

7.  Advance to suppliers, net

As of September 30, 2009 and December 31, 2008, advance to suppliers consisted of the following:

	September 30, 2009	December 31, 2008
Amount outstanding	$824,795	$1,186,640
Bad debt provision	(169,964)	(169,552)
Net amount	$654,831	$1,017,088

For the three and nine months ended September 30, 2009 and 2008, no additional bad debt provision on advance to suppliers was charged to expenses.

8.   Inventories

As of September 30, 2009 and December 31, 2008, inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials	$1,450,304	$820,250
Work in process	13,413,482	13,193,750
Finished goods	1,665,919	1,821,719
Repair Parts	53,960	53,830
	$16,583,565	$15,889,549

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

9.  Property and Equipment, net

As of September 30, 2009 and December 31, 2008, property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Building	$7,871,298	$7,956,770
Machinery and equipment	21,107,137	19,515,684
Motor vehicles	40,950	40,851
	29,019,385	27,513,305
Less: Accumulated depreciation	7,094,646	6,509,698
	$21,528,739	$21,003,607

For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $635,329 and $601,822 was charged to cost of goods sold. For the three months ended September 30, 2009 and 2008, depreciation expense amounted to $326,054 and $294,373 was charged to cost of goods sold.

10.  Land Use Right

As of September 30, 2009 and December 31, 2008, land use rights consist of the following:

	September 30, 2009	December 31, 2008
Land Use Right	$3,819,407	$3,811,539
Less: Accumulated amortization	263,648	207,215
	$3,555,759	$3,604,324

For the nine months ended September 30, 2009 and 2008, amortization expenses were $57,275 and $30,727, respectively. For the three months ended September 30, 2009 and 2008, amortization expenses were $19,096 and $15,587, respectively.

Future amortization of the land use rights is as follows:

12-month period ended September 30,
2010	$76,420
2011	76,420
2012	76,420
2013	76,420
2014	76,420
2015 and thereafter	3,173,659
Total	$3,555,759

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

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

On December 17, 2007, the Company issued its 3% promissory note in the amount of $1,200,000. Pursuant to the agreement pursuant to which the note was issued, upon the filing of restated articles of incorporation which provided for the creation of a series of preferred stock and the filing of a certificate of designation which created the series A preferred stock, the note would automatically be converted into 1,200,499 shares of series A preferred stock and warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 3,000,000 shares of common stock at $2.00 per share. On January 22, 2008, upon the filing of restated articles of incorporation and a statement of designation for the series A convertible preferred stock, and the outstanding convertible note was converted into such series A preferred stock and warrants.

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

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing

During the nine months ended September 30, 2009, we issued 950,499 shares of common stock upon conversion o f 950,499 shares of series A preferred stock.  At September 30, 2009, 250,000 shares of series A preferred stock were outstanding.

(b)	Deemed Preferred Stock Dividend

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

(c)	Stock Issuances; Warrants

On July 29, 2009, the Company issued 887,500 shares of common stock in connection with the cancellation of warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 2,875,000 shares of common stock at $2.00 per share.  As a result, there remain outstanding warrants to purchase 125,000 shares at $2.00 per share. The warrants expire December 3, 2012 and provide a cashless exercise feature which can only be exercised if the underlying shares are not covered by an effective registration statement.

We estimated the fair value of the warrants that were canceled at $825,896 using the Black-Scholes option valuation model. Variables used in the option-pricing model include (i) expected terms of warrants life of 3.4 years (ii) the weighted-average assumption of a risk free interest rate of 2.20% based on the yield available on a U.S. Treasury note with a term equal to the estimated term (iii) the expected volatility of 28% equals to the historical volatility of the Company’s share price. The fair value of the common stock issued was $834,125. Since the fair value of the warrants cancelled approximate the fair value of the common stocks, no additional non-cash expense was recorded.

Pursuant to a consulting agreement dated February 9, 2009, with Ventana Capital Partners, the Company issued to Ventana 750,000 shares of common stock.  Pursuant to an agreement dated July 22, 2009, with Ventana, the Company issued to Ventana 375,000 shares of common stock.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

In March 2009, the Company sold 70,000 shares of common stock to one investor at a purchase price of $1.00 per share, for a total of $70,000.  The Company paid $2,100 as a commission to a finder. The shares were issued pursuant to Regulation S under the Securities Act.

12.  Short-term bank loans

As of September 30, 2009 and December 31, 2008, short term loans consisted of the following:

	September 30, 2009		December 31, 2008
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$		$656,532

Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167

Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			729,481

Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights		3,429,566	-

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		5,118,755	-
		$8,548,321	$4,887,514

13.  Long-term bank loan

	September 30, 2009	December 31, 2008
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$3,802,504	$5,106,358
Less: current portion	(1,608,752)	(1,896,647)
Non-current portion	$2,193,752	$3,209,711

14.  Trade notes payable

As of September 30, 2009 trade notes payable were $5,843,006.  There were no trade notes payable at December 31, 2008. The Company was requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of notes guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

15.  Subsequent Events

On October 12, 2009, the Company issued an aggregate of 750,000 shares of common stock to two investors pursuant to subscription agreements dated as of July 30, 2009. The Company sold 493,760 shares at $.75 per share and 256,240 shares at $1.00 per share.  The issuance of these securities was exempt from registration under Regulation S of he Securities and Exchange Commission under the Securities Act.  The investors are not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof.

Pursuant to agreements with two newly-elected independent directors, the Company issued 25,000 shares  of common stock to each of these directors on November 5, 2009.  On November 5, 2009, the Company issued 20,000 shares to each of our chief executive officer and our chief financial officer.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

Pursuant to a consulting agreement dated October 15, 2009, with FirsTrust China Ltd., on  October 27, 2009, the Company issued to FirsTrust five year warrants to purchase 100,000 shares of common stock at $2.00 per share and 100,000 shares of common stock at $3.00 per share.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

Item 2.   Management’s Discussion and Analysis Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see“Forward Looking Statements.”

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

Our sales have suffered during 2009 as a result of the worldwide economic downturn, with sales in the nine and three months ended September 30, 2009 declining by 42.67% and 25.68%, respectively, from the comparable periods of 2008 although sales in the third quarter reflected an increase from sale of the prior two quarters. The sales decrease reflects the effects of the negative global economic situation as well as the closure of Xingyong’s plant facilities for almost two months during the third quarter of 2008 as part of the Chinese government’s program to reduce air pollution during and in anticipation of the August 2008 Olympics.  This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products.

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

During the nine months ended September 30, 2009, our declining margin reflected changes in our product mix, with an increasing percentage of sales being sales of graphite electrodes.  We plan to seek to increase our marketing effort for fine grain graphite and high purity graphite products which generate a better margin, but we cannot assure you that we will be successful in these efforts.

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

Variable Interest Entity

 Our relationships with Xingyong and its stockholders are governed by a series of contractual arrangements between Yongle and Xingyong, the operating company in the PRC. Under PRC laws, each of Yongle and Xingyong is an independent legal person and is not exposed to liabilities incurred by the other parties.   Yongle has a series of agreements with Xingyong pursuant to which it manages the business of Xingyong and 80% to 100% of the profit of Xingyong is paid to Yongle.  For 2007 and 2008, Xingyong paid 100% of the profit to Yongle.  Xingyong is owned by Mr. Jin, who is Yongle’s controlling stockholder and was our chief executive officer at the time of we entered into our agreements with Xingyong.  Xingyong is treated as a variable interest entity and its financial statements are included as part of our consolidated financial statements under Accounting Standard Codification (ASC) Topic 810-10, formerly known as  FIN 46(R), “Consolidation of Variable Interest Entities,” referred to as FIN 46.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605-25, Revenue Recognition of Financial Statements, formerly known as Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Comprehensive Income

We have adopted Statements of ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. We have chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes

We account for income taxes under the provisions of ASC 740 Income Tax, formerly known as SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of September 30, 2009 or December 31, 2008.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2009 and 2008 has not been significant.

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

Recent accounting pronouncements

In December, 2007, the FASB issued ASC 805 “Business Combinations”, formerly known as SFAS No. 141(R) “Business Combinations”. SFAS No. 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. Effective January 1, 2009. ASC 805 revised SFAS No. 141(R) and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of SFAS 141(R) does not have a material effect on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued ASC 810, “Consolidation”, formerly known as  SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging”, formerly known as  SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, the year ended December 31, 2009 for the Company). This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued ASC 470-20, “Debt with conversion and other options”, formerly known as  FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retroactive basis. This Statement does not have an effect on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of ASC 820, “Fair Value Measurement Disclosures”, formerly known as SFAS No. 57, when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, formerly known as SFAS No. 165. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 No. is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement for the financial statements since the quarter ended June 30, 2009.

In June 2009, the FASB issued ASC 860, “Transfers and servicing”, formerly known as SFAS No. 166, a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”, formerly known as SFAS No. 167, a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on the Company’s financial statements

In June 2009, the FASB issued SFAS No. 168, "The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) - a replacement of SFAS No. 162" , which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. As a result of the adoption of SFAS 168, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC, with no financial impact.

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales (dollars in thousands):

	Nine months ended September 30,
	2009		2008
	US Dollars	Percentage	US Dollars	Percentage
Sales	$12,132	100%	$21,161	100.00%
Cost of sales	9,013	74.29%	15,568	73.57%
Gross profit	3,119	25.71%	5,593	26.43%
Operating expenses	1,065	8.78%	1,064	5.03%
Income from operations	2,054	16.93%	4,529	21.40%
Other income	545	4.49%	225	1.06%
Other expense	(1)	(0.01)%	(11)	(0.05)%
Interest income	-	-%	1	-%
Interest expense	(762)	(6.28)%	(413)	(1.95)%
Income before income tax expense	1,836	15.13%	4,330	20.46%
Provision for income taxes	-	-%	-	-%
Net income	$1,836	15.13%	$4,330	20.46%
Foreign currency translation adjustment	125	1.03%	2,065	9.76%
Comprehensive income	$1,961	16.16%	$6,395	30.22%

	Three months ended September 30,
	2009		2008
	US Dollars	Percentage	US Dollars	Percentage
Sales	$5,581	100.00%	$7,509	100%
Cost of sales	4,056	72.68%	5,384	71.70%
Gross profit	1,525	27.32%	2,125	28.30%
Operating expenses	252	4.51%	465	6.19%
Income from operations	1,273	22.81%	1,660	22.11%
Other income	19	0.34%	11	0.15%
Interest income	-	-%	493	0.01%
Interest expense	(357)	(6.40)%	(143)	(1.91)%
Income before income tax expense	935	16.75%	1,528	20.35%
Provision for income taxes	-	-%	-	-%
Net income	$935	16.75%	$1,528	20.35%
Foreign currency translation adjustment	76	1.36%	85	1.13%
Comprehensive income	$1,011	18.11%	$1,613	21.48%

Sales. During the nine months ended September 30, 2009, we had sales of $12,132,000 as compared to sales of $21,161,000 for the nine months ended September 30, 2008, a decrease of $9,029,000, or approximately 42.67%.  During the three months ended September 30, 2009, we had sales of $5,581,000, as compared to sales of $7,509,000 for the three months ended September 30, 2008, a decrease of $1,928,000, or approximately 25.68%.  The sales decrease reflects the effects of the negative global economic situation as well as the closure of Xingyong’s plant facilities for almost two months during the third quarter of 2009 as part of the Chinese government’s program to reduce air pollution during and in anticipation of the August 2008 Olympics.  This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products. During the nine and three months ended September 30, 2009, sales decreased primarily due to weaker demand of graphite products, graphite electrode in particular. Sales for the third quarter of 2009 improved modestly from the level of the second quarter, but reflected a decline of 25.68% from sales of the third quarter of 2008.

Cost of sales; gross margin. During the nine months ended September 30, 2009, our cost of sales was $9,013,000, as compared to $15,568,000 during the nine months ended September 30, 2008, a decrease of $6,555, or 42.11%. During the three months ended September 30, 2009, our cost of sales was $4,056,000, as compared to $5,384,000 during the three months ended September 30, 2008, a decrease of $1,328,000, or 24.67%. The decrease in cost of sales was directly associated with the decrease in sales. As a result, our gross profit decreased $2,474,000 and $600,000, or 44.23% and 28.24%, respectively for the nine and three months ended September 30, 2009. Our gross margin decreased slightly from 26.43% and 28.30% for the nine and three months ended September 30, 2008 to 25.71% and 27.32% for the nine and three months ended September 30, 2009. The decrease reflects the variance in production mix as the percentage of our sales of graphite electrodes, a lower margin product, increased.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $1,065,000 for the nine months ended September 30, 2009, as compared to $1,064,000 for the nine months ended September 30, 2008.  Selling, general and administrative expenses totaled $251,000 for the three months ended September 30, 2009, as compared to $465,000 for the three months ended September 30, 2008, an increase of $18,000, or approximately 3.87%.

Selling expenses decreased from $439,000 for the nine months ended September 30, 2008 to $332,000 for the nine months ended September 30, 2009, or 24.37%. The decrease reflected a decline in shipping and handling expenses as a result of lower sales in 2009.  Selling expenses decreased from $269,000 for the three months ended September 30, 2008 to $14,000 for the three months ended September 30, 2009, or 94.80%.  The decrease was a result of lower marketing expenses of fine grain graphite and high purity graphite products in the third quarter 2009 compared to 2008 as well as a decrease in shipping expenses.

General and administrative expenses were $676,000 for the nine months ended September 30, 2009, compared to $576,000 for the nine months ended September 30, 2008. General and administrative expenses were $218,000 for the three months ended September 30, 2009, compared to $177,000 for the three months ended September 30, 2008.  The increase in general administrative expense was primarily due to the increase in public company expenses.

Depreciation and amortization expense. Depreciation and amortization amounted to$1,022,000 for the nine months ended September 30, 2009 and $955,000 for the nine months ended September 30, 2008, of which $965,000 for 2009 and $905,000 for 2008 were included in cost of sales and $57,000 for 2009 and $50,000 for 2008 were included in operating expenses. Depreciation and amortization amounted to $326,000 for the three months ended September 30, 2009 and $322,000 for the three months ended September 30, 2008, of which $307,000 for 2009 and $303,000 for 2008 were included in cost of sales and $19,000 for 2009 and $19,000 for 2008 were included in operating expenses.

Income from operations. As a result of the factors described above, income from operations amounted to $2,054,000 for the nine months ended September 30, 2009, as compared to $4,529,000 for the nine months ended September 30, 2008, a decrease of approximately $2,475,000 or 54.65%.  Income from operations amounted to $1,273,000 for the three months ended September 30, 2009, as compared to $1,660,000 for the three months ended September 30, 2008, a decrease of approximately $387,000, or 23.31%.

Other income (expenses). Interest expense was $762,000 and $357,000 for the nine and three months ended September 30, 2009, as compared with $413,000 and $143,000 for the nine and three months ended September 30, 2008, reflecting both increased borrowings and an increase in the interest rate.  We had nominal interest income during the nine and three months ended September 30, 2009 and 2008. Other income, which consisted of government grants, was $545,000 and $19,000 for the nine months ended September 30, 2009 and 2008, respectively, as compared with $225,000 and $11,000 for the nine months ended September 30, 2008.

Income tax.  During the nine and three months ended September 30, 2009 and 2008, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods..

Net income. As a result of the factors described above, our net income for the nine months ended September 30, 2009 was $ 1,836,000 as compared to $4,330,000 for the nine months ended September 30, 2008, a decrease of $2,494,000. Our net income for the three months ended September 30, 2009 was $935,000, as compared to $1,528,000 for the three months ended September 30, 2008, a decrease of $593,000, or 38.81%.

Deemed preferred dividend. As a result of the automatic conversion of our 3% convertible notes into shares of series A preferred stock and warrants in January 2008, we incurred a preferred stock deemed dividend of $854,300, representing the intrinsic value of the beneficial conversion feature of the series A preferred stock resulting from the warrant issuance. The deemed preferred stock dividend was a non-cash charge which did not affect our operations or cash flow for the nine months ended September 30, 2008.  There was no comparable item in the nine and three months ended September 30, 2009 or the three months ended September 30, 2008.

Net income available to common shareholders.  Net income available for common shareholders was $1,836,000, or $0.13 per share (basic and diluted), for the nine months ended September 30, 2009 and $3,476,000, or $0.27 per share (basic) and $0.18 per share (diluted), for the nine months ended September 30, 2008. Net income available for common shareholders was $935,000, or $0.06 per share (basic and diluted), for the three months ended September 30, 2009 and $1,528,000, or $0.13 per share (basic) and $0.08 per share (diluted), for the three months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.  At September 30, 2009, we had a cash balance of $6,048,000, almost all of which was in banks in China.

The following table sets forth information as to the principal changes in the components of our working capital from December 31, 2008 to September 30, 2009

All amounts, other than percentages, in thousands of U.S. dollars

Category	September 30, 2009	December 31, 2008	Change	Percent Change
Current assets:
Cash and cash equivalents	$6,047	$52	$5,995	11,528.85%
Trade accounts receivable	6,202	4,224	1,978	46.83%
Notes receivable	294	28	266	950.00%
Other receivables	1,367	151	1,216	805.30%
Advances to suppliers	655	1,017	(362)	(35.59)%
Advances to related party	-	291	(291)	*
Prepaid expenses	47	-	47	*
Inventories	16,584	15,890	694	4.37%
Current liabilities:
Accounts payable and accrued expenses	2,176	1,253	923	73.66%
Advances from customers	939	640	299	46.72%
Taxes payable	148	362	(214)	(59.12)%
Trade notes payable	5,850	-	5,850	*
Short term bank loan	8,548	4,888	3,660	74.88%
Long term bank loan – current portion	1,609	1,897	(288)	(15.18)%
Other payables	1024	551	473	85.84%
Working capital:
Total current assets	31,197	21,652	9,545	44.08%
Total current liabilities	20,295	9,591	10,704	111.60%
Working capital	10,902	12,061	(1,159)	(9.61)%

Our working capital position decreased $1,159,000 to $10,902,000 at September 30, 2009 from a working capital of $12,061,000 at December 31, 2008.  Although our cash position increased significantly, by $5,995,000 from December 31, 2008 to September 30, 2009, the increase was more than offset by increases in current bank debt of $3,660,000, and trade notes payable, which increased from zero to $5,850,000.   During the nine months ended September 30, 2009, we were requested by certain of our suppliers to settle trade liabilities incurred in the ordinary course of business by the issuance of notes guaranteed by a bank.  We had no comparable obligations at December 31, 2008.

We have financed our operations principally through bank loans. At September 30, 2009, we have short-term bank loans totaling $8,548,000 and long-term bank loan of $3,803,000 outstanding.  Our short term bank loans, which are due in June 2010, bear interest of 8.541% per annum as to $3,429,000 and 7,434% per annum as to $5,119,000. The short term bank loans are secured by a security interest on our fixed assets and land use rights.  A long-term bank loan, in the amount of $3,803,000 is due October 9, 2011, and bears interest at 6.75% per annum. The current portion of the long term bank loan is $1,609,000. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

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

Net cash flow provided by operating activities was $7,274,000 for the nine months ended September 30, 2009 as compared to $4,778,000 for the nine months ended September 30, 2008, an increase of $2,496,000. Net cash flow provided by operating activities in the nine months ended September 30, 2009 was mainly due to our net income of $1,836,000 an increase in trade notes payable of $5,847,000, an increase in accounts payable and accrued expenses of $1,693,000 and an increase in advance from customers of $297,000 offset by an increase of accounts receivable of $1,966,000, other receivable of $1,215,000 and a decrease in taxes payable of $215,000.

Net cash flow provided by operating activities is sensitive to many factors, including our operating results, inventory management, ability to collect accounts receivable and timing of cash receipts and payments. For the nine months ended September 30, 2009, the inventory turnover slowed down slightly compared to December 31, 2008 due to the decreased sales of graphite electrodes. Increased production of fine grain and high purity graphite also contributed to the increase in inventory because these products have a longer production process.

Net cash flow used in investing activities was $4,074,000 for the nine months ended September 30, 2009, of which $1,439,000 was used to purchase properties and equipments and $2,635,000 was used in constructing new buildings.   Cash flow use in investing activities for the nine months ended September 30, 2008 was $3,412,000.

Net cash flow provided by financing activities was $2,690,000 for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $1,535,000 for the nine months ended September 30, 2008. We received $68,000 from the private sale of common stock. We received $5,116,000 from bank loans and repaid $2,785,000 of bank loan. In addition, we received repayment of $291,000 from our former chief executive officer.

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

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank indebtedness	$12,351	$10,157	$2,194	$-	$-
Notes payable	5,850	5,850	-	-	-

Total Contractual Obligations:	$18,201	$16,007	$2,194	$-	$-

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2009, we had $6,047,977 in cash and cash equivalents. A hypothetical 2% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Ting Chen, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions. However, management believes that these deficiencies do not amount to a material weakness. Therefore, our internal control over financial reporting was effective as of September 30, 2009.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by September 30, 2009.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 12, 2009, we issued an aggregate of 750,000 shares of common stock to two investors pursuant to subscription agreements dated as of July 30, 2009. We sold 493,760 shares at $.75 per share and 256,240 shares at $1.00 per share.  The issuance of these securities was exempt from registration under Regulation S of he Securities and Exchange Commission under the Securities Act.  The investors are not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof.

Pursuant to agreements with two newly-elected independent directors, we issued 25,000 shares of common stock to each of these directors on November 5, 2009.  On November 5, 2009, we issued 20,000 shares to each of our chief executive officer and our chief financial officer.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

Pursuant to a consulting agreement dated October 15, 2009, with FirsTrust China Ltd., on October 27, 2009, we issued to FirsTrust five year warrants to purchase 100,000 shares of common stock at $2.00 per share and 100,000 shares of common stock at $3.00 per share.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

Pursuant to an agreement dated July 22, 2009, with Ventana Capital Partners, we issued to Ventana 375,000 shares of common stock.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 16 , 2009	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Ting Chen
Ting Chen
Chief Financial Officer