Form 10-Q/A
period 2009-09-30
China Carbon Graphite Group, Inc.
filed 2009-11-16
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q/A
September 30, 2009

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for period ended September 30, 2009 solely to include the condensed consolidated balance sheets at September 30, 2009 (unaudited) and December 31, 2008, which were inadvertently omitted from the original Form 10-Q filing.  No information in the Form 10-Q has been updated for subsequent events.

China Carbon Graphite Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$6,047,977	$51,799
Trade accounts receivable, net	6,202,127	4,224,410
Notes receivable	294,255	27,720
Other receivables	1,366,607	150,694
Advance to related party	-	290,409
Advance to suppliers, net	654,831	1,017,088
Inventories	16,583,565	15,889,549
Prepaid expenses	47,215	-
Total current assets	31,196,577	21,651,669

Property and equipment, net	21,528,739	21,003,607

Construction in progress	4,671,340	2,029,777

Land use rights, net	3,555,759	3,604,324
	$60,952,415	$48,289,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,176,342	$1,253,265
Advance from customers	939,399	640,346
Trade notes payable	5,850,006	-
Short term bank loans	8,548,321	4,887,514
Long term bank loan - current portion	1,608,752	1,896,647
Taxes payable	147,807	362,298
Other payables	1,023,934	551,096
Total current liabilities	20,294,561	9,591,166

Long Term Liabilities
Long term bank loan - non-current portion	2,193,752	3,209,711
Other payable - non-current portion	773,720	-
Total long-term liabilities	2,967,472	3,209,711

Total liabilities	$23,262,033	$12,800,877

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 0 and 1,200,499
shares at September 30,2009 and December 31, 2008, respectively	$250	$1,200
Common stock authorized 100,000,000 shares $0.001 par
value; issued and outstanding 15,501,411 and 12,218,412 shares
at September 30, 2009 and December 31, 2008, respectively	15,251	12,218
Additional paid-in capital	8,966,244	8,690,426
Accumulated other comprehensive income	5,115,757	4,991,113
Retained earnings	23,592,880	21,793,543
Total stockholders' equity	37,690,382	35,488,500

Total liabilities and stockholders' equity	$60,952,415	$48,289,377

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