Form 10-K
period 2009-12-31
China Carbon Graphite Group, Inc.
filed 2010-04-15
CIK 1284450

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ?or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 4,422,058.  The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2009 was $10,357,852.

The number of shares of the registrant’s common stock outstanding as of April 13, 2010 was 19,980,161.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA CARBON GRAPHITE GROUP, INC.
2009 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.    BUSINESS.

Overview of Our Business

We are engaged in the manufacture of graphite based products in the People’s Republic of China.  Our products are either used in the manufacturing process for other products, particularly metals, or for incorporation in various types of products or processes.  Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  We currently manufacture and sell the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite; and

•	high purity graphite.

Approximately 40% to 50% of our graphite electrodes are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China.  Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India.   In 2010, our primary strategy is to increase our gross profits by better aligning our overhead costs with existing levels of sales and pricing and to acquire other businesses in our industry that manufacture products that we do not currently manufacture which we would expect to generate significant profits.  To the extent that economic conditions improve and demand for our existing products increase, we may increase the production capacity of our current products.

Our Growth Strategy

Our long-term strategy is to expand our product offerings by manufacturing nuclear graphite used as a reflector or moderator in nuclear reactors in China, assuming that we are able to obtain the necessary funds. The profit margin on these products would be significantly higher than the profit margin on our current line of products.  There are currently 11 nuclear power plants in China, with 15 more plants currently under construction.  These power plants currently purchase their nuclear graphite from manufacturers in foreign countries, including Japan, Germany and the United States, which involves greater costs than purchasing from local Chinese companies.  We know of only one graphite manufacturer in China that currently produces nuclear graphite that meets the specifications of these power plants. Only graphite rods with a diameter of more than 840 millimeters and a purity of more than 99.9999% may be used in nuclear power reactors. To date, we have produced only samples that meet these standards.  The largest graphite that we currently produce in large quantities that contains such a high level of purity has a diameter of 600 millimeters.

We also plan to expand our business by acquiring one or more companies which we believe meet the following requirements:

•	producing revenues and earnings before interest, taxes, depreciation and amortization at a level that will have a significant impact on our earnings;

•	conducting business in an industry that is related to our present business; and

•	will have prior to or shortly following closing, audited financial statements, prepared in accordance with United States GAAP.

We have engaged in discussions with potential target companies, but, as of the date of this report, we have not reached any agreement with respect to any acquisitions. On March 3, 2010, we entered into a letter of intent which provided that we intend to enter into definitive agreements with Chiyu Carbon Graphite Ltd., a down stream producer of graphite products in China, to acquire 100% of Chiyu Carbon’s assets.  We believe that if the acquisition closes, sales by this entity would generate significant profits for us and that demand for these products is currently greater than demand for some of our existing products.

In order to expand our product offerings, we may need to raise a substantial amount of additional capital from equity or debt markets or to borrow additional funds from local banks.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

Organizational Structure

We were incorporated in Nevada on February 13, 2003 as Achievers Magazine Inc.  On December 14, 2007, we completed a reverse merger transaction with Talent International Investment Limited, or Talent, a company incorporated in the British Virgin Islands on February 1, 2007.  Following the reverse merger, our name was changed to China Carbon Graphite Group, Inc.

As a result of the reverse merger, we wholly own Talent.  Talent wholly owns Xinghe Yongle Carbon Co., Ltd., or Yongle, a wholly foreign owned enterprise organized under the laws of the PRC on September 18, 2007.  On December 14, 2007, Yongle executed a series of exclusive contractual agreements with Xinghe Xingyong Carbon Co., Ltd., or Xingyong, an operating company organized under the laws of the PRC in December 2001.

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through Xingyong. Xingyong has the licenses and approvals necessary to operate its business in the PRC. We have contractual arrangements with Xingyong and its stockholders pursuant to which we have the ability to substantially influence Xingyong’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, we are able to control Xingyong. Consequently, we consolidate Xingyong’s financial statements with our financial statements. There are certain risks related to these contractual obligations.  See “Risk Factors—Risks Related to Our Capital Structure” below.

Xingyong’s principal stockholder is Dengyong Jin, our former chief executive officer who, together with family members, controls Sincere, which owns approximately 47% of the outstanding shares of our common stock.

On December 14, 2007, we entered into the following contractual arrangements:

Business Operations Agreement

Pursuant to this agreement, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiations between the parties.  In each of 2008 and 2009, Xingyong paid 100% of its net income to Yongle. In order to guarantee Xingyong’s performance under this agreement, the stockholders of Xingyong agreed to obtain Yongle’s written consent prior to allowing Xingyong to enter into any transaction which may materially affect Xingyong’s assets, obligations, rights or operations.

Option Agreement

Pursuant to the option agreement, Yongle was granted an exclusive option to purchase all of the capital stock of Xingyong at the lowest price permitted by PRC laws applicable at the time of the exercise of such option. Yongle may exercise such option, in part or whole, at any time until December 2017.

Share Pledge Agreement

Under the share pledge agreement, the stockholders of Xingyong, pledged all of their equity interests in Xingyong to Yongle to guarantee Xingyong’s performance of its obligations under all other related agreements by and between Yongle and Xingyong.  None of these shares may be transferred without the permission of Yongle.

Exclusive Technical and Consulting Services Agreement

Under the exclusive technical and consulting services agreement between Yongle and Xingyong, Yongle agreed to provide certain technical consulting and services to Xingyong, and Xingyong agreed not to accept any technical consulting services from any third party without the consent of Yongle. In addition, Yongle is the sole and exclusive owner of all rights, title and interests arising from the performance of the agreement.

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

There are three principal types of natural graphite, each occurring in different types of ore deposit:

•	Crystalline flake graphite, or flake graphite, occurs as isolated, flat, plate-like particles with hexagonal edges if unbroken and when broken the edges can be irregular or angular.

•
Amorphous graphite occurs as fine particles and is the result of thermal metamorphism of coal, the last stage of coalification, and is sometimes called meta-anthracite. Very fine flake graphite is sometimes called amorphous in the trade.

•	Lump graphite, or vein graphite, occurs in fissure veins or fractures and appears as massive platy intergrowths of fibrous or acicular crystalline aggregates, and is probably hydrothermal in origin.

All grades of graphite, especially high grade amorphous and crystalline graphite that remains suspended in oil are used as lubricants. Graphite has an extraordinarily low co-efficient of friction under most working conditions. This property is invaluable in lubricants. It diminishes friction and tends to keep the moving surface cool. Dry graphite as well as graphite mixed with grease and oil is utilized as a lubricant for heavy and light bearings. Graphite grease is used as a heavy-duty lubricant where high temperatures may tend to remove the grease.

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

Currently, artificially prepared graphite has replaced natural graphite to a great extent. Artificial graphite is prepared by heating a mixture of anthracite, high grade coal or petroleum coke, quartz and saw-dust at a temperature of 3,000ºC, out of contact with air. Graphite carbon is deposited as residue.

Our Products

We currently manufacture and sell the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite; and

•	high purity graphite.

Graphite electrodes are used as electricity-conducting materials within electric arc furnaces for manufacture of steel and non-ferrous metals such as brown alumina, yellow phosphorus, or other metals.

Fine grain graphite blocks are used to make graphite crucibles in various industries and continuous casting dies for non-ferrous metals and spark erosion tools in the automotive industry. Fine grain graphite blocks are also machined to produce piston rings, sealing rings as well as jigs in the molding industry. In the space industry, fine grain graphite is used as rocket nozzles. Fine grain graphite is widely used in smelting for colored metals and rare-earth metal smelting as well as the manufacture of molds.  We hope to penetrate some of these markets as we increase our production capacity and market our products to new customers.

High purity graphite is used in the chemistry industry, semiconductor material and precious metal smelting industry, food industry and nuclear industry. Graphite bricks and rounds of high purity are used as moderators in an atomic reactor. In the nuclear field, graphite is a good and convenient material as a moderator but only if the graphite is low in certain neutron absorbing elements notably boron and the rare earths and is of consistent quality particularly with regard to density and orientation. High purity graphite is used in, among other things, the metallurgy, mechanical, aviation, electronic, atomic energy, chemical and food industries.  We hope to penetrate some of these markets as we increase our production capacity and market our products to new customers.

Our product types are differentiated based upon qualities such as density, thermal conductivity, electrical resistivity, thermal expansion and strength.  With respect to each of our product types, we sell products that vary in size and purity, depending on the particular specifications requested by our distributors.  We also customize our products in various shapes.  We regularly upgrade each of our products by increasing their size, density and purity, in accordance with customer demands.

In June 2009, we launched production of newly developed fine grain graphite rods with a length of 3,500 millimeters and a purity level up to 99.99%.  Based on informal discussions with others in our industry, we believe that these rods are currently the largest available in China’s graphite market.

Our Manufacturing Facility

We currently manufacture all of our products in our Inner Mongolia facility.  In 2009, our facility had the capacity to produce 15,000 tons of materials annually, in the aggregate.

The manufacturing process of each of our products generally involves various steps, including calcining, which is a thermal treatment process applied to raw materials, crushing raw materials into smaller particles, screening, mixing, forming, dipping, baking graphitization and machining.  The technology and procedures used in this process vary amongst the different products that we manufacture.  We have developed proprietary technology to support the forming stage of production and, as discussed below under the heading “—Intellectual Property,” we have been granted a patent by the State Intellectual Property Office of the PRC to protect our rights to this technology.

We employ advanced methods of quality control and environmental management.  In this regard, we have obtained ISO90001 certification and ISO14000 certification for all of our products.

Our Raw Materials and Suppliers

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase all of our raw materials from domestic Chinese suppliers.  Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our product.  If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our profit margins.  Similarly, in times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.  However, because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

Our Customers

Our customers include over 200 distributors located throughout 22 provinces in China as well as end users located in China.  Our distributors sold our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India.  These end users consist of companies in various industries, including automobiles, defense, molding, machinery and tool manufacturers.  Our direct sales consist of sales of our graphite electrodes to steel manufacturers and metallurgy companies located in China and sales of our fine grain graphite and high purity graphite products to molding companies located in China.

We generally do not enter into long-term contracts with our distributors or customers.  Our distributors and customers generally purchase our products pursuant to purchase orders. We currently have one long-term agreement with one of our distributors; however, the volume of sales from such distributor is not material to our business.

Our distributors and customers generally purchase on credit, depending on their credit history and volume of purchases from us.  During 2009, as a result of the global economic crisis, we experienced delays in the collection of our accounts receivable.  This is reflected in the increase in accounts receivable from $4.2 million at December 31, 2008 to $6.2 million at December 31, 2009, despite a decline in sales in 2009.

Sales to two of our distributors accounted for 10% or more of our net sales in 2009, as follows (dollars in thousands):

	Sales	Percent of Net Sales
Name
He Ming Advanced Materials, Ltd.	3,052	19.7%
Changzhou Zhenrun Carbon Products Sales Co., Ltd.	3,337	21.5%

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising.  Our sales force consists of ten people located at our Inner Mongolia facility who market our products primarily to distributors, and, to a lesser extent, end users, in the PRC. Our marketing effort is oriented toward working with distributors, who purchase our products and then sell them to end users in China and in foreign countries, including Japan, the United States, Spain, England, South Korea and India.

Research and Development

We have entered into a technology cooperation agreement with Hunan University, which sets forth the terms pursuant to which the university provides us with basic research and we perform experiments based upon their research. We also have a similar informal relationship with Qinghua University. The research that these universities are currently engaged in focuses on the development of high purity graphite with a diameter of 840 millimeters. A diameter of more than 840 millimeters and a purity of at least 99.9999% are threshold requirement for nuclear graphite for use in nuclear power reactors.  The largest graphite that we currently produce in large quantities that contains such a high level of purity has a diameter of 600 millimeters.  Our research and development expenses have not been significant to date.

Intellectual Property

We hold one Chinese patent, Patent No IL: 2004 1 0044348.7, which relates to the molding process for high-density, high strength and wear-resistant graphite material.  However, this patent affords us only limited protection, and any actions we take to protect our intellectual property rights may not be adequate.  Most of our intellectual property consists of trade secrets relating to the design and manufacture of graphite products and customer lists that are accessible only by key executives and accounting personnel. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Competition and Competitive Advantages

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

Government Regulations

Approvals for New Products

Before we develop certain new products, we must obtain a variety of approvals from local and municipal governments in the PRC.  Our products may also be required to comply with the regulations of foreign countries into which they are ultimately sold.  There is no assurance that we will be able to obtain all required licenses, permits, or approvals from these government authorities. If we fail to obtain all required licenses, permits or approvals, we may be unable to expand our operations.

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

Circular 106 Compliance and Approval

On May 31, 2007, the SAFE issued an official notice known as “Circular 106,” which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China. However, since the owners of Xingyong were not stockholders of Talent, and Talent’s sole stockholder, a trust of which the trustee and beneficiaries are family members of Mr. Jin, was not a resident of the PRC, no SAFE application was required to be filed for Talent to establish its offshore company, Yongle, as a “special purpose vehicle” for any foreign ownership and capital raising activities by Xingyong.

Employees

As of December 31, 2009, we had 553 full-time employees, of whom 462 were in manufacturing, 36 were technical employees who were also engaged in research and development, 40 were executive and administrative employees and 15 were sales and marketing employees. We believe that our relationship with our employees is good.

Properties

There is no private ownership of land in the PRC. The government grants transferable land use rights, which grant the right to use the land for a specified time period. We have the land use rights to an area of 2,356,209 square feet in Xinghe County, Inner Mongolia, China, on which we have a 290,626 square feet building that we use for manufacturing and office space. The land use rights have terms of 50 years, with the land use right relating to 1,207,388 square feet expiring in 2050 and the land use right with respect to 1,148,821 square feet expiring in 2057. We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

Legal Proceedings

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 1A.                  RISK FACTORS.

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated. Set forth below are important factors that could cause our results, performance, or achievements to differ materially from those in any forward-looking statements made by us or on our behalf.

Risks Related to Our Corporate Structure

We control Xingyong through a series of contractual arrangements, which may not be as effective in providing control over the entity as direct ownership and may be difficult to enforce.

We operate our business in the PRC through our variable interest entity, Xingyong. Xingyong holds the licenses, approvals and assets necessary to operate our business in the PRC. We have no equity ownership interest in Xingyong and rely on contractual arrangements with Xingyong and its shareholders that allow us to substantially control and operate Xingyong. These contractual arrangements may not be as effective as direct ownership in providing control over Xingyong because Xingyong or its shareholders could breach the arrangements.

Our contractual arrangements with Xingyong are governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If Xingyong or its shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages.

The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

If the PRC government determines that the contractual arrangements through which we control Xingyong do not comply with applicable regulations, our business could be adversely affected.

Although we believe our contractual relationships through which we control Xingyong comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

The controlling shareholder of Xingyong has potential conflicts of interest with us, which may adversely affect our business.

Affiliates of the controlling shareholder of Xingyong, Mr. Denyong Jin, are also beneficial holders of our common shares. Mr. Jin holds a larger interest in Xingyong when compared to the beneficial ownership of his affiliates in our shares. Conflicts of interest between these dual relationships may arise. We cannot assure you that when conflicts of interest arise, Mr. Jin will act in the best interests of the Company or that conflicts of interest will be resolved in our favor. In addition, Mr. Jin may breach or cause Xingyong to breach or refuse to renew the existing contractual arrangements that allow us to receive economic benefits from Xingyong. We rely on Mr. Jin to act in good faith and in the best interests of the Company, and not use his positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Jin, we would have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Risks Related to Our Business

Since the payments we receive from Xingyong are subject to annual negotiation, we may not be entitled to receive all of Xingyong’s net income in the future.

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiation.  While Xingyong has to pay 100% of its net income to Yongle for 2008 and 2009, there is no assurance that it will continue to do so in subsequent years.  Dengyong Jin, our former chief executive officer, owns Xingyong.  Mr. Jin and his family members also control Sincere Investment (PTC), Ltd., or Sincere, our controlling stockholder.  Our profitability would be affected if the percentage of Xingyong’s net income that is payable to us would be decreased.

Our business and operations are experiencing a downturn following a period of rapid growth. If we fail to manage our business effectively, our operating results could be harmed.

Until the third quarter of 2008, we experienced rapid growth in our operations. Since the fourth quarter of 2008, however, as a result of the global economic crisis, the steel industry in general has slowed, which has caused our revenues to decline.  Although we saw improvements during the third quarter of 2009, our revenues and gross margins declined significantly in the fourth quarter. In addition, our collection of receivables has slowed and our expense for bad debts has increased significantly. We also incurred several non-cash expenses in the fourth quarter of 2009 which caused further declines in our net profit.  To manage our business effectively and to generate significant profits, we need to continue to improve our operational, financial and management controls. These system enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could impair our ability to manage our business and could result in a further deterioration of our financial position and the results of our operations.

We will require additional financing to maintain and develop our business, which funds may not be available to us on favorable terms, or at all.  Without additional funds, we may not be able to maintain or expand our business.

Demand for some of our products has declined due to a decline in sales by our steel manufacturer customers.  As a result, our goal is to acquire other businesses in our industry that manufacture products that we do not currently manufacture and to develop higher margin nuclear graphite, internally. To accomplish these goals, we may need to raise a substantial amount of additional capital from equity or debt markets or to borrow additional funds from local banks.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

We plan to expand our business by acquiring one or more companies.  Any such acquisition may disrupt, or otherwise have a negative impact on, our business operations.

We intend to expand our business through acquisitions.  On March 3, 2010, we entered into a letter of intent which provided that we intend to enter into definitive agreements with Chiyu Carbon Graphite Ltd., a down stream producer of graphite products in China, to acquire 100% of Chiyu Carbon’s assets.  In the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect that any such expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations for potential acquisitions could disrupt our ongoing business, distract our management and employees and cause us to incur significant expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies, including disclosure controls and financial controls;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership;

•
the effect of any government regulations which relate to the business acquired, including any additional costs resulting from the failure of the acquired company to comply with governmental regulations; and

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks, and our results of operations could be adversely affected.

If our lenders demand payment when our loans are due, we may have difficulty in making payments, which could impair our ability to continue operating our business.

At December 31, 2009, we had short-term bank loans of approximately $8.6 million.  These bank loans, which are secured by a lien on our fixed assets and land use rights, are due in June 2010.  In the past, these banks extended our loans.  However, we cannot assure you that our lenders will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans.  Our cash reserves, which at December 31, 2009 were $2.7 million, are insufficient to pay off such loans when due.

Our income has suffered from bad debt charges resulting from customers’ inability to pay us as a result of the economic downturn.

In the fourth quarter of 2008, we incurred a net loss of approximately $300,000. This loss was largely the result of an increase in our bad debt expense of approximately $200,000 and an increase in our allowance for bad debts of $860,000. One customer accounted for approximately $450,000 of these charges. This customer was not one of our top three customers in 2008.  In 2009, bad debt provision of $289,000 was charged to our expenses. Furthermore, the economic downturn has also affected our accounts receivable, as we have experienced delays in collection of accounts receivable.  This is reflected in the increase in accounts receivable from $4.2 million at December 31, 2008 to $6.2 million at December 31, 2009, despite a decline in sales during the year ended December 31, 2009. Of the outstanding accounts receivable at December 31, 2009, approximately $735,000 were also outstanding at December 31, 2008. In particular, our graphite electrodes are sold mainly to steel manufacturers, who have been significantly affected by the global economic downturn. There has been a downturn in the graphite electrode market which has impacted our business. We expect the downturn in the graphite electrode market to extend into 2010 and we cannot predict when or whether the economic downturn will cease to affect our business.
In the fourth quarter of

A large percentage of our revenues depends on a limited number of distributors, the loss of one or more of which could materially adversely affect our operations and revenues.

Our revenue is dependent in large part on significant orders from a limited number of distributors, who may vary from period to period. During the year ended December 31, 2009, two distributors accounted for approximately $6.4 million, or 41.2% of our revenue, and during the year ended December 31, 2008, three distributors accounted for approximately $9.9 million, or 36.1% of our revenue. One distributor was a principal distributor in both the year ended December 31, 2009 and the year ended December 31, 2008 and accounted for approximately $3.1 million, or 19.7%, of our sales for the year ended December 31, 2009 and $4.1 million, or 14.9%, of our sales for the year ended December 31, 2008. No other distributor accounted for 10% of our sales in either period. We do not have long-term contracts with these distributors. Demand for our products depends on a variety of factors including, but not limited to, the financial condition of our distributors, the end users of our products and their customers, and general economic conditions. For instance, our graphite electrodes are sold mainly to steel manufacturers, who have been significantly affected by the global economic downturn.  As a result, there has been a downturn in the graphite electrode market which has impacted our business. We cannot predict when or whether the economic downturn will cease to affect our business.  If sales to any of our large distributors are substantially reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

If the PRC government closes our facilities in the future, even temporarily, our financial condition may be materially affected.

The Chinese government closed our facilities for a period of almost two months during the third quarter of 2008 as part of the Chinese government’s program to reduce air pollution during the Olympics. No compensation was received for the closure. This shutdown reduced our sales in the first quarter of 2009 because it takes about three months to six months to produce graphite products.  If the PRC government closes our facilities in the future, even temporarily, our financial condition may be materially affected.  If the PRC government closes our facilities in the future, even temporarily, our financial condition may be materially affected.

If our competitors sell higher quality products or similar products at a lower price, or if they are otherwise more successful in penetrating the market, our financial condition would be affected.

We face competition from both Chinese and international companies, many of which are better known and have greater financial resources than us. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. If our competitors are successful in providing similar or better graphite products or provide graphite products at a lower price than we offer our products, or if they are otherwise more successful in penetrating the market, we could experience a decline in demand for our products, which would negatively impact our sales and results of operations.

Because the end users of graphite products seek products that incorporate the latest technological development, including increased purity, our failure to offer such products could impair our ability to market our products.

Our products are either used in the manufacturing process for other products, particularly metals, or for incorporation in various types of products or processes. The end users typically view both the purity of the graphite and the bend strength, compression strength, resistivity, bulk density and porosity of graphite as key factors in making a decision as to which products to purchase. Accordingly, our failure or inability to offer products manufactured with the most current manufacturing technology could adversely affect our sales.

An increase in the cost of raw materials will affect our profit.

We purchase all of our raw materials from domestic Chinese suppliers.  Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products.  If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to maintain our profit margins.  Similarly, in times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products.

Our trade secrets and patents are important assets for us. Our intellectual property consists of one patent, trade secrets relating to the design and manufacture of graphite products and our customer lists. Various events outside of our control pose a threat to our intellectual property rights as well as to our products. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We depend on third party distributors over whom we have no control to market our products to end users in international markets.

Although the market for graphite products is international and many of the end users of our products are located outside of the PRC, most of our direct sales are made to distributors and customers in the PRC. We do not have any offices outside of the PRC, and we depend on distributors based in the PRC, over whom we have no control, to sell our products in the international market. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products which would, in turn, affect our net sales.

Because our contracts are made pursuant to individual purchase orders, and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We sell our products pursuant to purchase orders and, with the exception of one customer, whose purchases are not material to our overall revenues, we do not have long-term contracts with any distributors or customers. As a result, we must continually seek new customers and new orders from existing customers. As a result, we cannot assure you that we will have a continuing stream of revenue from any customer. Our failure to generate new business on an ongoing basis would materially impair our ability to operate profitably.

We rely on highly skilled personnel and, if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals, including our executive officers and Mr. Denyong Jin, the chief executive officer of Xingyong and our former chief executive officer. We do not have employment agreements with any of our executive officers or with Mr. Jin. Our future success depends on our continuing ability to retain these individuals and to hire, develop, motivate and retain other highly skilled personnel for all areas of our organization.

Because we consume significant amounts of electricity, any failure or interruption in electricity services could harm our ability to operate our business.

Our systems are heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

If we fail to obtain all required licenses, permits, or approvals, we may be unable to expand our operations.

Before we develop certain new products, we must obtain a variety of approvals from local and municipal governments in the PRC.  Our products may also be required to comply with the regulations of foreign countries into which they are ultimately sold.  There is no assurance that we will be able to obtain all required licenses, permits, or approvals from these government authorities. If we fail to obtain all required licenses, permits or approvals, we may be unable to expand our operations.

Compliance with existing and future environmental laws and regulations could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes, noise and safety. We cannot assure you that we are able to comply with these regulations at all times, as the Chinese environmental legal requirements are evolving and becoming more stringent. If the Chinese national government or local governments impose more stringent regulations in the future, we may have to incur additional, and potentially substantial, costs and expenses in order to comply with such regulations, which may negatively affect our results of operations.  For instance, during 2009, we incurred significant expenditures for environmental improvements required by new government regulations.  In addition, if we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Risks Related to Doing Business in the People’s Republic of China

Our business operations take place primarily in the People's Republic of China.  Because Chinese laws, regulations and policies are changing, our Chinese operations face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China because the Chinese economy is more volatile than other countries.

As a developing nation, China's economy is more volatile than those of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our strategy as well as our business and prospects.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On May 31, 2007, SAFE issued another official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.

If we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects. In addition, if such registration cannot be obtained, our company will not be able to receive dividends declared and paid by our subsidiaries in the PRC and may be forbidden from paying dividends for profit distribution or capital reduction purposes.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the United States dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As approximately 90% of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the United States or to our stockholders.

China’s foreign currency control policies may impair the ability of our Chinese operating company to pay dividends to us.

Since our operations are conducted through our Chinese operating company, we rely on dividends and other distributions from our Chinese operating company to provide us with cash flow to pay dividends or meet our other obligations. Any dividend payment will be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. Current regulations in China would permit our operating company to pay dividends to us only out of accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company will be required to set aside at least 10% (up to an aggregate amount equal to half of our registered capital) of its accumulated profits each year for employee welfare. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. The inability of our operating company to pay dividends or make other payments to us may have a material adverse effect on our financial condition.

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

Since we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

The Chinese legal and judicial system may negatively impact foreign investors because the Chinese legal system is not yet comprehensive.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development , and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure you that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Because our principal assets are located outside of the United States and some of our directors and all of our executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

It may be difficult for our stockholders to affect service of process against our subsidiaries or our officers and directors.

Our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or those of our officers and directors that reside outside the United States of criminal penalties, under the United States Federal securities laws or otherwise.

The Chinese economy is evolving and we may be harmed by any economic reform.

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems.  Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Inflation in China may inhibit our ability to conduct business profitably in China.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time to time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our reputation or our business, financial condition and results of operations.

Risks Related to our Common Stock

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, we identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions. We cannot assure you that, when our independent auditors are required to attest to our internal controls, that they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC Bulletin Board under the symbol CHGI.OB.  There is a limited trading market for our common stock and at times there is no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

If a more active trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the PRC government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market.

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

If a stockholder were to file any such class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to such litigation, which could harm our business and reputation.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The certificate of designation for the Series A Preferred Stock prohibits us from paying dividends to the holders of our common stock while the Series A Preferred Stock is outstanding. There are currently 125,000 shares of Series A Preferred Stock outstanding.  To the extent that we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Without the consent of the holders of 75% of the outstanding shares of Series A Preferred Stock, we may not alter or change adversely the rights of the holders of the Series A Preferred Stock or increase the number of authorized shares of Series A Preferred Stock, create a class of stock which is senior to or on a parity with the Series A Preferred Stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A Preferred Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

Transactions engaged in by our principal stockholder may have an adverse effect on the price of our stock.

We do not know what plans, if any, Sincere has with respect to its ownership of our stock. In the event that Sincere sells a substantial number of shares of our common stock, such sales could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by this stockholder, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to further decline.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

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

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted on the OTC Bulletin Board, or OTC, under the symbol “CHGI.OB”.  As of April 12, 2010, the closing price for our common stock was $2.07 per share.  The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$3.33	$1.35
Second Quarter (through April 12, 2010)	$2.50	$2.07

Fiscal Year Ended December 31, 2009
First Quarter	$0.64	$0.10
Second Quarter	0.70	0.07
Third Quarter	1.76	0.61
Fourth Quarter	1.65	1.30

Fiscal Year Ended December 31, 2008
First Quarter	$3.36	$0.25
Second Quarter	2.16	1.01
Third Quarter	1.40	0.52
Fourth Quarter	1.26	0.20

Approximate Number of Holders of Our Common Stock

On April 12, 2010, there were 49 stockholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 Saint Rose Parkway, Suite 304, Henderson, NV, and its telephone number is (702) 974-1444.

Dividend Policy

While we will be required to pay dividends on the shares of our Series A and Series B Preferred Stock, we have never declared or paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. The certificate of designation for our outstanding Series A Preferred Stock prohibits us from paying dividends on our common stock or redeeming common stock while any shares of Series A Preferred Stock are outstanding. There are currently 125,000 shares of our Series A Preferred Stock outstanding.  Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report.  The following discussion includes forward-looking statements.  For a discussion of important factors that could cause actual results to differ from our forward-looking statements, see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” above.

Overview

We are engaged in the manufacture of graphite based products in the People’s Republic of China.  Our products are either used in the manufacturing process for other products, particularly metals, or for incorporation in various types of products or processes. Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  We currently manufacture and sell the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite ; and

•	high purity graphite.

Approximately 40% to 50% of our graphite electrodes are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China.  Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India.

 Until the third quarter of 2008, we experienced rapid growth in our operations.  Since the fourth quarter of 2008, however, as a result of the global economic crisis, the steel industry in general has slowed, which has caused our revenues to decline.  Although we saw improvements during the third quarter of 2009, our revenues and gross margins declined significantly in the fourth quarter. In addition, our collection of receivables has slowed and our expense for bad debts has increased significantly. We also incurred several non-cash expenses in the fourth quarter of 2009 which caused further declines in our net profit.  Specifically, the volume of our sales declined because the demand for products made by steel manufacturers, who comprise a large percentage of the end users of our graphite electrodes, decreased significantly during 2009.  We also had a decrease in the demand of high purity graphite in 2009. In addition, our accounts receivable increased, thereby affecting our cash flows, because we have experienced delays in payments by our customers whose cash reserves have been negatively affected.  We expect the downturn in the graphite electrode market to extend into 2010 and we cannot predict when or whether the economic downturn will cease to affect our business.  If the global financial crisis continues to negatively affect our revenues and cash flows, we may need to borrow additional funds or raise additional capital.  There can be no assurance that such sources of funding would be available upon terms favorable to us, if at all.  In the event that we raised capital through the issuance of equity or convertible securities, the holdings of existing shareholders would be diluted.

In addition, our sales decreased during the year ended December 31, 2009 because of the residual effects of the closure of our facilities for almost two months during the third quarter of 2008.  Our facility, which is located approximately 200 miles from Beijing, was closed to reduce air pollution in anticipation of the Olympics in Beijing in August 2008.  This shutdown reduced our sales in the fourth quarter of 2008 and the first quarter of 2009 because it takes approximately three to six months to produce our products.  There can be no assurance that the PRC government will refrain from closing our facility in the future, which would have an adverse effect on our results of operations and financial condition.

Furthermore, our declining sales and profit margins during the year ended December 31, 2009 reflected the decrease in unit sales prices of graphite products, specifically the decrease in the average unit sales price of some of our graphite electrode products by as much as 8% to 20%.  The cost of our raw materials and other overhead expenses did not decrease in proportion with the decline in our sales and sales prices.  Our profit margins decreased most significantly in the fourth quarter of 2009 following market improvement in the third quarter.

In 2010, our primary strategy is to increase our gross profits by better aligning our overhead costs with existing levels of sales and pricing and to acquire other businesses in our industry that manufacture products that we do not currently manufacture which we would expect to generate significant profits.  In that regard, on March 3, 2010, we entered into a letter of intent which provided that we intend to enter into definitive agreements with Chiyu Carbon Graphite Ltd., a down stream producer of graphite products in China, to acquire 100% of Chiyu Carbon’s assets.  We believe that if the acquisition closes, sales by this entity would generate significant profits for us and that demand for these products is currently greater than demand for some of our existing products.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2009 and 2008

The following table sets forth the key components of our results of operations for the periods indicated in dollar amounts and as a percentage of net sales (in thousands of dollars):

	Year ended December 31,
	2009		2008
Sales	$15,370	100.0%	$27,303	100.0%
Cost of goods sold	13,192	85.7%	20,606	75.5%
Gross profit	2,177	14.3%	6,697	24.5%
Operating expenses
Selling expenses	366	2.3%	505	1.8%
General and administrative	2,595	16.9%	1,952	7.1%
Depreciation and amortization	75	0.5%	68	0.3%
Income from operations	858)	(5.6)%	4,172	15.3%
Other income	645	4.2%	402	1.5%
Other expense	(117)	(0.8)%	(11)	(0.1)%
Change in fair value of warrants	(309)	(2.0)%
Interest expense	(834)	(5.4)%	(581)	(2.1)%
Income before income tax expense	(1,474)	(9.6)%	3,982	14.6%
Net income (loss)	(1,474)	(9.6)%	3,982	14.6%
Deemed preferred stock dividend	(773)	(5.0)%	(854)	(3.1)%
Net income (loss) available to common shareholders	(2,247)	(14.6)%	3,128	11.5%
Foreign currency translation adjustment	46	0.3%	2,043	7.5%
Total comprehensive income	$(1,428)	(9.3)%	$6,025	22.1%

Sales.  During the year ended December 31, 2009, we had sales of $15.4 million, as compared to sales of $27.3 million for the year ended December 31, 2008, which represents a decrease of $11.9 million or approximately 43.7%, due to a decrease in sales volume of graphite electrodes of approximately 89% and a decrease in sales volume of high purity graphite of approximately 20%, as compared to 2008.  Sales volume decreased in 2009, despite signs of improvement in the third quarter, because steel manufacturers and other purchasers of our products purchased fewer graphite electrodes and high purity graphite as a result of the global economic crisis.  The decrease in sales also reflects a decrease in the average unit sales prices of certain graphite electrode products, as discussed above under “--Overview.”  In addition, the closure of our facilities for almost two months during 2008 resulted in reduced sales in the first quarter of 2009.

Cost of goods sold.  Our cost of goods sold consists of cost of raw materials, utility, labor cost and depreciation expenses on manufacturing facilities.  During the year ended December 31, 2009, our cost of goods sold was $13.2 million, as compared to cost of goods sold of $20.6 million during the year ended December 31, 2008, which represents a decrease of $7.4 million, or approximately 36.0%.   This decrease reflects the decrease in sales in 2009.

Gross margin. Our gross margin decreased from 24.5% in 2008 to 14.3% in 2009 because the cost of our raw materials and other overhead costs did not decrease in proportion with the decline in our revenues, most notably during the fourth quarter of 2009.

Selling expenses.  Our selling expenses consist of shipping and handling expenses and exhibition expenses.  These expenses decreased from $505,000 in 2008 to $366,000 in 2009, representing a decrease of $139,000 or 27.5%.  This decrease was directly associated with the decrease in sales. This decrease was a result of lower marketing expenses of fine grain graphite and high purity graphite products in 2009 compared to 2008 as well as a decrease in shipping expenses as a result of lower sales in 2009.  In 2008, we started to shift our product focus from graphite electrodes to fine grain graphite and high purity graphite.  We increased our selling expenses in 2008 in order to generate sales of these new products. However, in 2009, we were producing these products at full capacity and therefore did not incur marketing expenses.

General and administrative expenses.  Our general and administrative expenses consist of salaries, office expenses, utility, business travel, amortization expenses and public company expenses such as legal, accounting, investor relations as well as stock compensation.  These expenses increased from $2.0 million in fiscal year 2008 to $2.6 million in 2009, representing an increase of $0.6 million, or 30%. This increase was primarily due to an increase in stock compensation paid for services and employee stock compensation of  $982,987 as well as increased public company expenses.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased from $68,422 in 2008 to $75,352 in 2009, representing an increase of $6,930, or 10.1%, solely as a result of the depreciation of the U.S. dollar against the RMB.

Income from operations.  As a result of the factors described above, we had a loss from operations in 2009 which amounted to $0.85 million as compared to income of $4.2 million for 2008, a decrease of approximately $5.0 million, or 120.6%.

Other income and expenses.  Interest expense was $833,854 for 2009, as compared with $580,808 in 2008, reflecting increased interest payments on loans from banks.  Other income, which consisted of government grants, was $644,654 in 2009 as compared to $401,860 in 2008. The significant increase in other expenses by $415,137 was primarily attributable to a non-cash charge of $309,287 resulting from the change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities.

Income tax.  During the years ended December 31, 2009 and 2008, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $59,554 and $ 597,343, respectively, for 2009 and 2008 without the consideration of  adjustments on taxable income.

Net income.  As a result of the: i) decrease in sales and gross margin, ii) increase in public company expenses, iii) non-cash stock compensation of $982,987 and iv) a non-cash charge of $309,287 as a result of adopting ASC 820-10 with respect to warrants, our net loss for 2009 was $1.5 million, as compared to net income of $4.0 million for 2008, a decrease of $5.5 million or 137.5%.

Foreign currency translation.  Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Deemed preferred stock dividend.

As a result of the private placement on December 22, 2009, we incurred a preferred stock deemed dividend of $772,982, of which $545,474 representing the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $227,508 representing the allocated value of the warrants.  The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow in 2009.

As a result of the automatic conversion of our 3% convertible notes into shares of series A preferred stock and warrants in 2008, we incurred a preferred stock deemed dividend of $854,300, representing the intrinsic value of the beneficial conversion feature of the series A preferred stock resulting from the warrant issuance. The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow in 2008.

Net income (loss) available to common shareholders.

Net loss available to common shareholders was $2,247,258 for 2009 compared to net income available to common shareholders of $3,127,988. The loss was attributed to the factors described above under “Net income” and non-cash charges of approximately $0.8 million resulting from the private placement offering in December 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary capital needs have been to fund our working capital requirements.  Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party.  At December 31, 2008, we had loans in the aggregate amount of $10 million outstanding, which included short term bank loans of $4.9 million, the current portion of a long term-loan of $1.9 million and a long-term loan of $3.2 million.  At December 31, 2009, we had short-term bank loans in the aggregate amount of $8.6 million outstanding. Our short-term bank loans, which are due in June 2010, bear interest at an annual rate of 8.541% as to $5.2 million of the principal and 7.434% as to $3.4 million of the principal.  The short-term bank loans are secured by a security interest on our fixed assets and land use rights.  We have also obtained a long-term bank loan, in the principal amount of $3.2 million, $1.6 million of which is due in October 2010 and the remainder in October 2011.  This loan bears interest at an annual rate of 6.75%.  Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

We expect that anticipated cash flows from operations, short-term and long-term bank loans and loans from a related party will be sufficient to fund our operations through at least the next twelve months, provided that:

•	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

•	Our banks continue to provide us with the necessary working capital financing; and

•	We are able to generate savings by improving the efficiency of our operations.

In December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction.  We may require additional equity, debt or bank funding to finance acquisitions or to allow us to produce graphite for the nuclear industry, which are our primary growth strategies.  We can provide no assurances that we will be able to enter into any financing agreements on terms favorable to us, if at all, especially considering the current global instability of the capital markets.  In addition, although we expect to refinance our bank loans when they mature, we can provide no assurances that we will be able to refinance such loans on terms favorable to us, if at all.

At December 31, 2009, cash and cash equivalents were $2,709,127, as compared to $51,799 at December 31, 2008.  Our working capital decreased by $0.1 million to $12.0 million at December 31, 2009 from a working capital of $12.1 at December 31, 2008.  Our cash position increased significantly, by $2.7 million from December 31, 2008 to December 31, 2009, due to the capital raise of $2.6 million in a private placement transaction in December 2009.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following table sets forth information about our net cash flow for the years indicated (in thousands of dollars):

Cash Flows Data: (in thousands of U.S. dollars)	For year ended December 31,
	2009	2008
Net Net cash flows provided by operating activities	1,890	5,442
Net Net cash flows used in investing activities	(4,530)	(3,880)
Net Net cash flows provided by (used in) financing activities	5,296	(1,540)

Net cash flow provided by operating activities was $1.9 million in fiscal 2009 as compared to net cash flow provided by operating activities was $5.4 million in fiscal 2008, a decrease of $3.7 million.  Net cash flow provided by operating activities in fiscal 2009 was mainly due to our net loss of $1.5 million, an increase in accounts payable of $2.0 million, an increase in advances from customers of $0.4 million, an increase in other payables of $0.4 million and the add-back of non-cash items of depreciation and amortization of $1.8 million, stock compensation of $1.0 million and change in fair value of warrants of $0.3 million, offset by an increase in accounts receivable of $1.1 million, a decrease in inventory of $0.4 million and other receivable of $0.9 million.

Net cash flow provided by operating activities in fiscal 2008 was mainly due to our net income of $4 million, a decrease in account receivable of $1.0 million, a decrease in notes receivable of $0.2 million and other receivable of $0.7 million, an increase in other payable of $0.5 million and the add-back of non-cash items of depreciation and amortization of $1.3 million, offset by a decrease in advances from customers of $2 million and an increase in advance to suppliers of $0.3 million.

Net cash flow provided by operating activities is sensitive to many factors, including our operating results, inventory management, ability to collect accounts receivable and timing of cash receipts and payments.  For the year ended December 31, 2009, the inventory turnover slowed down slightly compared to December 31, 2008 due to the decreased sales of graphite electrodes.

Net cash flow used in investing activities was $4.5 million for 2009 and $3.9 million for 2008.  For 2009, approximately all of the $4.5 million cash flow was used in acquisition of other properties and equipments. For 2008, the cash flow used to pay additional compensation in relation to the land use right acquired in 2007 was $0.6 million, the cash flow used in the acquisition of other properties and equipments was $1.3 million and the remaining $2 million was used in construction in progress

Net cash flow provided by financing activities was $5.3 million for 2009.  We received proceeds from bank loans at the amount of $5.1 million and repaid $3.4 million in bank loans.  We also received net proceeds of $3.3 million from issuing common and Series B preferred stock to shareholders.  In addition, we received a repayment of approximately $0.3 million from Mr. Dengong Jin.  Net cash flow used in financing activities was $1.5 million for 2008. We received proceeds from bank loans in the amount of $9.8 million and repaid a $6.3 million bank loan. We repaid advances from related parties in the amount of $4.8 million. We had an advance of approximately $286,000 to a related party. The advance was repaid to the Company in April 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value.  Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.  Management believes that there was no obsolete inventory as of December 31, 2009 or December 31, 2008.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses.  These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties.  Our research and development expense for the years 2009 and 2008 has not been significant.

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

In June 2009, the FASB issued ASC 810, “Consolidation”, formerly known as SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 167 will not have an effect on the Company’s financial statements.

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,  Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-3
Financial Statements
Consolidated balance sheets	F-4
Consolidated Statements of Income and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Carbon Graphite Group, Inc.

Chengguantown, Inner Mongolia

China

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Li Xin Da Hua CPA Co.,Ltd.

Shenzhen, China

April 15, 2010

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

/s/ AGCA, Inc.

Arcadia, California

April 10, 2009

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$2,709,127	$51,799
Trade accounts receivable	5,170,419	4,224,410
Notes receivable	248,452	27,720
Advance to related party	-	290,409
Advance to suppliers, net	790,767	1,017,088
Inventories	16,430,754	15,889,549
Prepaid expenses	50,000	-
Other receivables	1,130,795	150,694
Total current assets	26,530,314	21,651,669

Property and equipment, net	25,959,141	23,033,384
Land use rights, net	3,548,273	3,604,324
	$56,037,728	$48,289,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short term bank loans	$8,573,901	$4,887,514
Accounts payable and accrued expenses	2,005,583	1,253,265
Advance from customers	1,084,206	640,346
Taxes payable	370,777	362,298
Long term bank loan - current portion	1,613,566	1,896,647
Other payables	922,109	551,096
Total current liabilities	14,570,142	9,591,166

Accounts payable in long term	1,243,842	-
Long term bank loan - non-current portion	1,613,566	3,209,711
Warrant liabilities	708,091	-
Total liabilities	18,135,641	12,800,877

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, issued and outstanding 125,000 and
1,200,499 shares at December 31, 2009 and 2008, respectively	125	1,200
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 2,160,500 shares
at December 31, 2009 and none at 2008, respectively	2,161	-
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued 18,121,661 and 12,218,412 shares at
December 31, 2009 and 2008, respectively	18,122	12,218
Additional paid-in capital	13,298,332	8,690,426
Accumulated other comprehensive income	5,037,062	4,991,113
Retained earnings	19,546,285	21,793,543
Total stockholders' equity	37,902,087	35,488,500
Total liabilities and stockholders' equity	$56,037,728	$48,289,377

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Income (loss)
For the Years Ended December 31, 2009 and 2008
	2009	2008

Sales	$15,369,978	$27,303,385

Cost of Goods Sold	13,192,496	20,605,710
Gross Profit	2,177,482	6,697,675

Operating Expenses
Selling expenses	365,865	504,884
General and administrative	2,594,713	1,951,642
Depreciation and amortization	75,352	68,422
	3,035,930	2,524,949
Operating (Loss) Income Before Other Income (Expense)
and Income Tax Expense	(858,448)	4,172,727

Other Income (Expense)
Other income	644,654	401,860
Other expenses	(117,341)	(11,491)
Interest expense	(833,854)	(580,808)
Change in fair value of warrants	(309,287)	-
	(615,828)	(190,439)

(Loss) Income Before Income Tax Expense	(1,474,276)	3,982,288

Income tax expense	-	-

Net income (loss)	$(1,474,276)	$3,982,288

Deemed preferred stock dividend	(772,982)	(854,300)

Net (loss) income available to common shareholders	$(2,247,258)	$3,127,988

Other comprehensive income
Foreign currency translation gain	45,949	2,042,869
Total Comprehensive (loss) Income	$(1,428,327)	$6,025,157

Share data

Basic earnings per share	$(0.16)	$0.25

Diluted earnings per share	$(0.16)	$0.21

Weighted average common shares outstanding,
basic	14,426,518	12,591,363

Weighted average common shares outstanding,
diluted	14,426,518	14,625,187

The accompanying footnotes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years ended December 31, 2009 and 2008

	Common Stock			Convertible series A preferred Stock		Convertible series B preferred Stock				Accumulated
							Additional		Other			Total
	Number	Amount	Number	Amount	Number	Amount	Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders'
							Capital	Earnings	Income	Shares	Amount	Equity
Balance at December 31, 2007	13,218,412	$13,218	-	$-	-	$-	$6,637,326	$18,814,255	$2,948,244	1,000,000	$(149,700)	$28,263,343

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,042,869	-	-	2,042,869

Net income for the year ended
December 31, 2008	-	-	-	-	-	-	-	3,982,288	-	-	-	3,982,288

Cancellation of common stock	(1,000,000)	(1,000)	-	-	-	-	-	(148,700)	-	(1,000,000)	149,700	-

Issuance of Preferred Stock	-	-	1,200,499	1,200	-	-	1,198,800	-	-	-	-	1,200,000

Deemed preferred stock dividend	-	-	-	-	-	-	854,300	(854,300)	-	-	-	-

Balance at December 31, 2008	12,218,412	$12,218	1,200,499	$1,200	-	$-	8,690,426	$21,793,543	$4,991,113	-	$-	$35,488,500

Cumulative effect of change of accounting principle	-	-	-	-	-	-	(398,804)	-	-	-	-	(398,804)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	45,949	-	-	45,949

Net (loss) income for the year ended
December 31, 2009	-	-	-	-	-	-	-	(1,474,276)	-	-	-	(1,474,276)

Issuance of series B preferred stock for cash	-	-	-	-	2,160,500	2,161	2,261,179	-	-	-	-	2,263,340

Issuance of common stock for consulting service	1,675,000	1,675					839,242	-	-	-	-	840,917

Issuance of common stock for warrants conversion	887,500	888	-	-	-	-	(888)	-	-	-	-	-

Issuance of common stock for cash	1,070,000	1,070	-	-	-	-	993,390	-	-	-	-	994,460

Stock compensation issued to directors	115,000	115					141,885	-	-	-	-	142,000

Common stock placed in escrow	1,080,250	1,080					(1,080)	-	-	-	-	-

Conversion of series A preferred stock to common stock	1,075,499	1,075	(1,075,499)	(1,075)	-	-	-	-	-	-	-	-

Other preferred stock dividend	-	-	-	-	-	-	772,982	(772,982)	-	-	-	-

Balance at December 31, 2009	18,121,661	$18,122	125,000	$125	2,160,500	$2,161	$13,298,332	$19,546,285	$5,037,062	-	$-	$37,902,087

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
	2009	2008
Cash flows from operating activities
Net Income (loss)	$(1,474,276)	$3,982,288
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	1,814,034	1,254,462
Stock compensation	982,917	-
Change in fair value of warrants	309,287	-
Change in operating assets and liabilities
Accounts receivable	(1,121,229)	955,440
Notes receivable	(219,819)	228,438
Other receivables	(975,894)	657,349
Advance to suppliers	231,039	(332,468)
Inventory	(453,390)	(276,827)
Accounts payable and accrued liabilities	2,035,588	303,570
Advance from customers	438,859	(1,961,068)
Taxes payable	6,490	112,705
Prepaid expenses	(50,000)	-
Other payables	366,750	518,341
Net cash provided by operating activities	1,890,356	5,442,230

Cash flows from investing activities
Acquisition of property and equipment	(4,525,364)	(1,250,458)
Acquisition of land use rights	-	(631,232)
Construction in progress	(4,367)	(1,998,276)
Net cash used in investing activities	(4,529,731)	(3,879,966)

Cash flows from financing activities
Proceeds from issuing common stock	994,460	-
Proceeds from issuing series B preferred stock	2,263,340	-
Proceeds from bank loans	5,116,630	9,838,773
Repayment of bank loans	(3,369,779)	(6,319,796)
Advance to related parties	290,975	(285,902)
Repayment of advances from related parties	-	(4,773,270)
Convertible notes	-	800,000
Repayment for reverse acquisition	-	(800,000)
Net cash provided by (used in) financing activities	5,295,626	(1,540,195)

Effect of exchange rate fluctuation	1,077	25,233

Net increase in cash	2,657,328	47,302

Cash and cash equivalents at beginning of year	51,799	4,497

Cash and cash equivalents at end of year	$2,709,127	$51,799

Supplemental disclosure of cash flow information
Interest paid	$833,854	$580,808
Income taxes paid	$-	$-

Non-cash financing activities:
Deemed preferred dividend reflected in paid-in capital	$772,982	$854,300
Reclassfication of warrant liability from equity	$398,804	$-

The accompanying footnotes are an integral part of these financial statements

China Carbon Graphite Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2009 and 2008

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

 Under Accounting Standards Codification (“ASC”) 805, common control exists where immediate family members hold more than 50% of the voting ownership interest in each of the entities.  Under Item 404(a) of Regulation S-K, an immediate family member of a person includes that person’s “child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law.”

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

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Talent and Yongle, as well as Xingyong, which is a variable interest entity whose financial statements are consolidated with those of the Company pursuant to ASC 810. All significant intercompany accounts and transactions have been eliminated in the combination.

ASC 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the Company is the primary beneficiary of these entities.

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the years ended December 31, 2009 and 2008, Xingyong paid 100% of net income to Yongle. In addition, Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

Yongle’s business license was issued on September 13, 2007. According to PRC rules and regulations, Talent was required to pay 20% of its capital investment in Yongle, or $800,000, within three months, which would have been due on December 12, 2007, and the remaining 80%, or $3,200,000, within two years from the date of issuance of business license, which would have been September 12, 2009.  On May 21, 2009, the Company's board of directors approved the reduction of Talent’s investment in Yongle from $4,000,000 to $100,000 and the reduction of Yongle's registered capital from $4,000,000 to $100,000. The Company believes that these actions effectively eliminated possible fines or penalties by the PRC business bureau that could result from the Company’s failure to pay the registered capital when required.  All governmental approval to the reduction in capital was obtained and Talent paid the $100,000 investment to Yongle in full in August 2009.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the years ended at December 31, 2009 and 2008.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 2,356,209 square feet, on which a 290,626 square feet facility is located. The land use rights have terms of 50 years, with the land use right relating to 1,207,388 square feet expiring in 2050 and the land use right with respect to 1,148,821 square feet expiring in 2057. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the years ended December 31, 2009 or 2008.

Income recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when the goods are shipped pursuant to a purchase order.

Interest income is recognized when earned.

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the years ended December 31, 2009 and 2008.

Shipping and handling costs - The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the year ended December 31, 2009 and 2008, shipping and handling costs were $349,526 and $415,467.

Segment reporting - ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

In 2006, the Financial Accounting Standards Board (FASB) issued ASC 740-10 “Accounting for Uncertainty in Income Taxes” which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted ASC 740-10 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

 Fair value of financial instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Effective January 1, 2009, warrants to purchase 6,000,000 shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

In July 2009, warrants to purchase 5,875,000 shares of the Company’s common stock were exercised through cashless conversion. The fair value of the exercised warrants amounted to $840,173 at July 29, 2009. The remaining 125,000 warrants had a fair value of $10,913 as of December 31, 2009.   Therefore, the Company recognized a total amount of $165,886 of loss from the change in fair value of these warrants for the year ended December 31, 2009.

On October 15, 2009, the Company issued warrants (“2009 Warrants”) to purchase 100,000 common stock at $2 and 200,000 common stock at $3 pursuant to a consulting agreement. The fair value of the warrants at the issuance date and December 31, 2009 was $50,840 and $22,190, respectively. The Company recognized $28,650 of income from change in fair value of these warrants for the year ended December 31, 2009

On December 22, 2009, the Company sold 2,160,500 shares of its Series B preferred stock with Warrants to purchase up to an aggregate of 1,064,200 shares of Common Stock at an exercise price of $1.30 per Warrant, which are exercisable within five years of the closing date; (the “2009 Series B Warrants”).  These warrants were treated as a derivative liability because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The fair value of the warrants at December 22, 2009 ((“issuance date”) amounted to $342,997. The fair value of the warrants at December 31, 2009 was $520,674. As a result, the Company recognized $177,677 of loss from the change in fair value of these warrants for the year ended December 31, 2009.

As a result of the transactions above, additional paid in capital of $398,804 and retained earning of $309,287 was reclassified from equity to liability. And the Company recorded a warrant liability of $708,091 to reflect the fair value of these warrants.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

2007 Warrants	Exercise Date	January 1, 2009

Annual dividend yield	-	-
Expected life (years)	3.35	4
Risk-free interest rate	2.6%	1.7%
Expected volatility	28%	28%

2007 Warrants	December 31, 2009	Issuance Date

Annual dividend yield	-	-
Expected life (years)	3	5
Risk-free interest rate	0.06%	3.5%
Expected volatility	19%	100%

2009 Warrants	December 31, 2009	Issuance Date

Annual dividend yield	-	-
Expected life (years)	4.75	5
Risk-free interest rate	0.06%	0.06%
Expected volatility	19%	25%

2009 Series B Warrants	December 31, 2009	Issuance Date

Annual dividend yield	-	-
Expected life (years)	5	5
Risk-free interest rate	0.06%	0.06%
Expected volatility	19%	19%

Expected volatility is based on the annualized daily historical volatility over a period of one year.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2009.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2009
	2009	Level 1	Level 2	Level 3
Warrant liability	$708,091	-	-	$708,091

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

 Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the years ended December 31, 2009 and 2008 are $45,949 and $2,042,869, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2009 and 2008 were $1,077 and $29,740, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2009 and December 31, 2008 were translated at 6.8172 RMB to $1.00 USD and at 6.8542 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the year ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00 USD, respectively. In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares of warrants. For 2009, there were 425,000 shares of common stock issuable upon exercise of anti-dilutive warrants.

Accumulated other comprehensive income - The Company follows ASC 220, “Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the year ended December 31, 2009 and 2008 included net income and foreign currency translation adjustments.

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

Reclassification - Certain 2008 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

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

In June 2009, the FASB issued ASC 810, “Consolidation”, formerly known as SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 167 will not have an effect on the Company’s financial statements

In June 2009, the FASB issued SFAS No. 168, "The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) - a replacement of SFAS No. 162" (SFAS 168), which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. As a result of the adoption of SFAS 168, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC, with no financial impact.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,  Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the years ended December 31, 2009 and 2008, without the consideration of  adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $59,554 and $ 597,343, respectively.

 A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	2009	2008
Computed tax at the PRC statutory rate of 15%	$59,554	$597,343
Benefit of tax holiday	(59,554)	(597,343)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of December 31, 2009 and 2008, trade accounts receivable consisted of the following:

	2009	2008
Amount outstanding	$6,168,102	$4,928,354
Bad debt provision	(997,683)	(703,944)
Net amount	$5,170,419	$4,224,410

For the year ended December 31, 2009 and 2008, bad debt provision of $288,915 and $693,020 was charged to expenses. In 2008, bad debt of $196,620 was written off.

 7.  Advance to suppliers, net

As of December 31, 2009 and 2008, advance to suppliers consisted of the following:

	2009	2008
Amount outstanding	$827,477	$1,186,640
Bad debt provision	(36,710)	(169,552)
Net amount	$790,767	$1,017,088

For the year ended December 31, 2008, bad debt provision on advance to suppliers was charged to expenses for $166,921.

In 2009, bad debt provision of $132,842 on advance to suppliers was written off.

8.  Inventories

As of December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$1,953,374	$820,250
Work in process	12,531,362	13,193,750
Finished goods	1,891,706	1,821,719
Repair Parts	54,312	53,830
	$16,430,754	$15,889,549

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

9.  Property and Equipment, net

As of December 31, 2009 and 2008, property and equipment consist of the following:

	2009	2008
Building	$11,201,405	$7,956,770
Machinery and equipment	20,961,237	19,515,684
Motor vehicles	41,073	40,851
Construction in progress	2,045,176	2,029,777
	34,248,891	29,543,082
Less: Accumulated depreciation	8,289,750	6,509,698
	$25,959,141	$23,033,384

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $ 1,780,052 and $1,186,040 was charged to cost of goods sold.

For the years ended December 31, 2009, we had new cost of $3,205,282 in construction in progress. As of December 31, 2009, $3,201,450 was reclassified to property and equipment upon completion of construction.

10.  Land Use Right

As of December 31, 2009 and 2008, land use rights consist of the following:

	2009	2008
Land Use Right	$3,830,836	$3,811,539
Less: Accumulated amortization	282,563	207,214
	$3,548,273	$3,604,325

 Land use rights is as collateral to certain short term loans as of December 31, 2009, as disclosed in Notes#13.

 For the years ended December 31, 2009 and 2008, amortization expenses were $75,352 and $68,422, respectively.

Future amortization of the land use rights is as follows:

Year ended December 31,
2010	$75,631
2011	75,631
2012	75,631
2013	75,631
2014	75,631
2015 and thereafter	3,170,118
Total	$3,548,273

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

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

•
The holders of the series A preferred stock have no voting rights. However, so long as any shares of series A preferred stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the outstanding shares of series A preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the series A preferred stock or alter or amend the certificate of designation, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the series A preferred stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the series A preferred stock, (c) amend our articles of incorporation or other charter documents in breach of any of the provisions thereof, (d) increase the authorized number of shares of series A preferred stock, or (e) enter into any agreement with respect to the foregoing

During the year ended December 31, 2009, we issued 950,499 shares of common stock upon conversion of 950,499 shares of series A preferred stock.  At December 31, 2009, 250,000 shares of series A preferred stock were outstanding.

(b)	Stock Issuances

On December 31, 2009, the Company sold 250,000 shares of common stock at $1.20 per share. The issuance of these securities was exempt from registration under Regulation S of the Securities and Exchange Commission under the Securities Act.  The investor is not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof.

On December 22, 2009, the Company sold in a private placement a total of 2,160,500 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 864,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,592,600.   The warrants have terms of five years and expire December 22, 2014. The Company also paid the private placement agent $259,260 and issued a five-year warrant expiring to purchase 108,025 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 1,080,250 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011.

During 2009, we issued 115,000 shares in aggregate of common stock to five directors.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $142,000 was recorded as stock compensation expense in 2009.

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

On July 29, 2009, the Company issued 887,500 shares of common stock in connection with the retirement of warrants to purchase 3,000,000 shares of common stock at $1.20 per share and 2,875,000 shares of common stock at $2.00 per share.  As a result, there remain outstanding warrants to purchase 125,000 shares at $2.00 per share. The warrants expire December 3, 2012 and provide a cashless exercise feature which can only be exercised if the underlying shares are not covered by an effective registration statement.

We estimated the fair value of the warrants that were retired at $825,896 using the Black-Scholes option valuation model. Variables used in the option-pricing model include (i) expected terms of warrants life of 3.4 years (ii) the weighted-average assumption of a risk free interest rate of 2.20% based on the yield available on a U.S. Treasury note with a term equal to the estimated term (iii) the expected volatility of 28% equals to the historical volatility of the Company’s share price. The fair value of the common stock issued was $834,125. Since the fair value of the warrants cancelled approximate the fair value of the common stocks, no additional non-cash expense was recorded.

In March 2009, the Company sold 70,000 shares of common stock to one investor at a purchase price of $1.00 per share, for a total of $70,000.  The Company paid $2,100 as a commission to a finder. The shares were issued pursuant to Regulation S under the Securities Act.

Pursuant to a consulting agreement dated February 9, 2009, the Company issued 750,000 shares of common stock.  Pursuant to an agreement dated July 22, 2009, the Company issued 375,000 shares of common stock. Pursuant to a consulting agreement dated October 15, 2009, the Company issued 100,000 shares of common stock. Pursuant to an advisory agreement dated October 23, 2009, the Company issued 450,000 shares of common stock.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $840,917 was recorded as expenses in 2009.

(c)	Warrants

On December 22, 2009, the Company sold in a private placement a total of 2,160,500 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 864,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,592,600.   We also issued 200,000 warrants to Series A preferred stock holders to obtain their consent to create the aforementioned Series B Convertible preferred stock. The warrants have terms of five years and expire December 22, 2014. The Company also paid the private placement agent $259,260 and issued a five-year warrant expiring to purchase 108,025 shares of common stock at an exercise price of $1.32 per share.

Pursuant to a consulting agreement dated October 15, 2009, the Company issued two five year warrants to purchase 100,000 shares of common stock at $2.00 per share and 200,000 shares of common stock at $3.00 per share.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

The following table summarizes warrant activity for the years ended December 31, 2008 and 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,000,000	$1.60	5
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2008	6,000,000	$1.60	4
Granted	1,372,225	$1.48	5
Exercised	-	-	-
Retired through with issuance of common stock	(5,875,000)	$1.60	4
Forfeited or expired	-		-
Outstanding at December 31, 2009	1,497,225	1.30	5	$20,990
Exercisable at December 31, 2009	1,172,225	$1.30	5	$566,464

(d)	Deemed Preferred Stock Dividend

Upon completion of the private placement on December 22, 2009, the Company issued (i) 2,160,500 shares of series B preferred stock, with each share of series B preferred stock being convertible into one share of common stock (ii) warrants to purchase 1,064,200 shares of common stock at $1.30 per share to investors and warrants to purchase 108,025 shares of common stock at $1.32 per share to the placement agent. At December 22, 2009, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $286,801 and was computed using the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant (0.06%), (2) expected warrant life of 5 years, (3) expected volatility of 19%, and (4) 0% expected dividend.   The Company used the market price of its common stock at December 22, 2009, $1.38 per share, computed fair value of the series B preferred stock at December 22, 2009 was $2,981,490 and the effective preferred stock conversion price to be $0.95 per share. The proceeds were allocated to the fair value of the warrant liability, the fair value of the conversion option and then the residual to the preferred stock. The difference between the face value of the preferred stock and the allocated value was recorded as an additional preferred stock dividend at the date of issuance as the preferred stock was convertible to common at issurance. The other preferred stock dividend amounted to $772,982 from the transactions.

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

12.	Accounts payable in long term

Accounts payable in long term was $1,243,822 at December 31, 2009, of which $732,881.68 was payable to employees of Beijin Royal Yiyuan Inc. with interest rate of 20% per annual. There was no accounts payable in long term at December 31, 2008.

13.	Short-term bank loans

 As of December 31, 2009 and 2008, short term loans consisted of the following:

	2009		2008
Bank loans dated July 17, 2008, due May 6, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights	$		$656,532
Bank loans dated July 17, 2008, due May 25, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167
Bank loans dated July 17, 2008, due June 15, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167
Bank loans dated July 17, 2008, due July 1, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			1,167,167
Bank loans dated July 17, 2008, due July 13, 2009 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights			729,481
Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 8.541%, interest payable monthly, secured by property and equipment and land use rights		5,173,072
Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		3,439,829
		$8,573,901	$4,887,514

14.  Long-term bank loan

	2009	2008
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$3,227,132	$5,106,358
Less: current portion	(1,613,566)	(1,896,647)
Non-current portion	$1,613,566	$3,209,711

15.  Other income

For the years ended December 31, 2009 and 2008, other income, which consisted of government grants, were $664,654 and $401,860, respectively.

16.	Subsequent event

On January 13, 2010, follow on the private placement offering in December 2009, the Company issued and sold a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000.

As of April 15, 2010, 1,505,500 shares of Series B preferred stock issued in December 2009 and January 2010 were converted into common stock. Warrants to purchase 128,000 shares of common stock at $1.30 were exercised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not required.

ITEM 9A.   CONTROLS AND PROCEDURES.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.  We believe that the remedial steps described below will remediate the deficiency, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management’s Report of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our management has concluded that during the periods covered by this report, our internal controls over financial reporting were not effective.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes the aggregation of these significant deficiencies constitutes a material weakness.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of December 31, 2009.

During 2009, we elected three additional directors, who are independent, one of whom serves as the audit committee financial expert. The appointment of such directors helps management establish the necessary controls as required by Section 404 in 2010.

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

Changes in Internal Control over Financial Reporting

We elected three additional independent directors in 2009 and also established audit committee, compensation committee and nominating committee. Three independent directors each serves as chairman of the audit committee, chairman of the compensation committee and chairman of the corporate governance/nominating committee.

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

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
Donghai Yu	44	Chief Executive Officer, President and Director
Ting Chen	27	Chief Financial Officer and Director
Philip Yizhao Zhang	39	Director
John Chen	38	Director
Hongbo Liu	50	Director

Donghai Yu has been our Chief Executive Officer since November 2008.  Mr. Yu served as Chief Financial Officer from December 2007 until November 2008.  Since November 2007 he has also been Chief Financial Officer of Xingyong. Mr. Yu received his MBA degree from Oklahoma City University.

Ting Chen has been our Chief Financial Officer since November 2008.  Ms. Chen was our Vice President of Finance and Investor Relations from January 2008 until November 2008.  Prior to that, Ms. Chen worked as an auditor at the New York office of PricewaterhouseCoopers, from January 2005 to January 2008.  Ms. Chen holds a CPA certificate and a bachelor degree in accounting and economics from the City University of New York.

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

Philip Yizhao Zhang is currently the chief financial officer of Universal Travel Group (NYSE: UTA). He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), China Education Alliance, Inc. (NYSE: CEU) and Kaisa Holdings Group (HK: 1638), respectively. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE). Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation from 1993 to 1999. He is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003

John Chen has served as chief financial officer and director of General Steel Holdings, Inc. (NYSE: GSE), a Chinese steel manufacturing company, since May 2004. From August 1997 to July 2003, Mr. Chen was senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP, Los Angeles, California, USA. He graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California in 1997.

There are no agreements or understandings between any of our executive officers or directors and any other person pursuant to which such executive officer or director was selected to serve as a director or executive officer of our company.  Directors are elected until their successors are duly elected and qualified.  There are no family relationships among our directors or officers.

Director Qualifications and Diversity

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees. We believe that all of our directors meet the foregoing qualifications.  We do not have a policy with respect to diversity.

Board Committees

Effective October 28, 2009, the Company created audit, compensation and corporate governance/nominating committees and adopted a code of conduct.  Mr. John Chen and Mr. Philip Zhang, along with Hongbo Liu, who is also an independent director, will serve as members of each of the committees, with Mr. Zhang serving as chairman of the audit committee, Mr. Chen as chairman of the compensation committee and Mr. Liu as chairman of the corporate governance/nominating committee.  Mr. Zhang is our audit committee financial expert, and he is independent.

Board Leadership Structure

We do not currently have a Chairman of the Board.  In light of the composition of our Board of Directors, our company’s size, the nature of our company’s business, the regulatory framework under which we operate, the company’s shareholder base, our peer group and other relevant factors, our Board has determined that this structure is currently the most appropriate leadership structure for our company.

Director Independence

Following the appointment of Mr. Chen and Mr. Zhang on October 28, 2009, the board has determined that a majority of the Company’s directors are independent under Nasdaq rules. Effective October 28, 2009, the Company created audit, compensation and corporate governance/nominating committees and adopted committee charters and a code of conduct.  Mr. Chen and Mr. Zhang, along with Hongbo Liu, who is also an independent director, serve as members of each of the committees with Mr. Zhang serving as chairman of the audit committee, Mr. Chen as chairman of the compensation committee and Mr. Liu as chairman of the corporate governance/nominating committee.

None of our officers or directors have any family relationships with any other officers or directors.

Code of Ethics

On October 28, 2009, our board of directors adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct.

Board Attendance

During 2009, the board of directors held thirteen meetings.  The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  Each director attended at least 75% of the board meetings held while he or she was a director.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Our executive officers and directors and persons who own more than ten percent of our common stock failed to file a Form 3 upon becoming a Section 16 filer.  In addition, in 2009, each of our directors failed to file a Form 4 to reflect the grant of an equity award.  We intend to develop new procedures to ensure improved compliance on an on-going basis.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2007, 2008 and 2009.  None of our executive officers received $100,000 or more of compensation during these periods other than Mr. Yu.

Summary Compensation Table

Name and principal position	Year	Salary	Stock Awards	Total
Dengyong Jin, Former Chief Executive Officer	2008 2007	$-- -- -	$-- --	$ -- --

Donghai Yu, chief executive and chief financial officer	2009 2008 2007	$72,000 -- -	$28,000 -- --	$100,000 -- --

(1) This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718. This amount represents the grant of a stock award to Mr. Yu in his capacity as a director of the company.

Mr. Jin was our Chief Executive Officer until November 2008, at which time Mr. Yu was appointed as our Chief Executive Officer.  Mr. Yu was our Chief Financial Officer prior to such appointment.  We have not entered into an employment agreement with any of our executive officers.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Director Compensation

We have entered into an agreement with Mr. Zhang and Mr. Chen, pursuant to which we agreed to issue to each of them 25,000 shares of common stock each year for their services as directors and committee members. Pursuant to these agreements, we issued 25,000 shares to each of them upon their election in October 2009. The Chief Executive Officer and Chief Financial Officer each received 20,000 shares of common stock for their services as directors in accordance with our board of directors’ policy to grant 20,000 shares annually to these individuals. Beginning in May 2009, we also issued 25,000 shares of common stock to Mr. Liu and will grant him this amount on an annual basis for his services as director and committee member.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2009 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$28,000	$28,000
Ting Chen	$28,000	$28,000
Philip Yizhao Zhang	$35,000	$35,000
John Chen	$35,000	$35,000
Hongbo Liu	$28,000	$28,000

(1) This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as to shares of common stock beneficially owned as of April 15, 2010, by:

•	each director;
•	each named executive officer;
•	each person known by us to beneficially own at least 5% of our common stock; and
•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is c/o Xinghe Xingyong Carbon Co., Ltd., 787 Xicheng Wai, Chengguantown, Xinghe County, Inner Mongolia, China.

Name	Shares of Common Stock Beneficially Owned	Percentage

Sincere Investment (PTC), Ltd.(1) Donghai Yu Ting Chen Hongbo Liu Philip Yizhao Zhang John Chen All officers and directors as a group (5 persons)	9,388,412 20,000 20,000 25,000 25,000 25,000 115,000	47.0% - - - - - 0.6%

(1) Lizhong Gao, our former President and Director, is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere.  Mr. Gao is the brother-in-law of Mr. Jin, our General Manager of China Operations, the Chief Executive Officer of Xingyong and our former Chief Executive Officer.  Sincere holds the shares as trustee for Mr. Jin’s wife, Shulian Gao, and his sister in-law, Wenyi Li.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dengyong Jin, our former chief executive officer, is the chief executive officer and principal shareholder of Xingyong. Our principal stockholder, Sincere, is owned by Lizhong Gao, the brother-in-law of Mr. Jin, who has the sole power to vote and dispose of the shares of our company held by Sincere. Sincere holds the shares as trustee for Mr. Jin’s wife and sister in-law.

Dengyong Jin provided a loan to us of approximately $4.5 million on December 31, 2007. We repaid this loan in full during the fourth quarter of 2008.  In October 2008, we advanced to Beijing Royal Yiyuan Inc, a company owned by Mr. Jin, approximately $290,000, which was repaid in full in April 2009. Each of the advances bore no interest and were payable on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AGCA,Inc (“AGCA”) served as our independent registered accounting firm for the year ended December 31, 2008.   Effective October 12, 2009, the Board of the Company dismissed AGCA,Inc (“AGCA”), as its independent registered accounting firm, and  selected BDO Guangdong Dahua Delu CPAs  (“BDO”) to serve as the Company’s independent registered accounting firm for the year ending December 31, 2009.  Bernstein & Pinchuk LLP (“Bernstein Pinchuk”) served as our independent registered accounting firm until Octiber 14, 2008, at which time we selected AGCA.

We did not have a formal audit committee when we engaged BDO.  We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors.

Services rendered by AGCA, BDO, and Bernstein Pinchuk

The following is a summary of the fees for professional services rendered by AGCA, BDO, and Bernstein Pinchuk for 2008 and 2009.

	BDO	AGCA		Bernstein Pinchuk
Fee Category	2009	2009	2008	2008
Audit fees	$110,000	$96,100	16,100	$15,000
Audit-related fees	-	-	-	-
Tax fees	-	-	3,500	2,500
Other fees	-	-	-	-
Total Fees	$110,000	$96,100	19,600	$17,500

Audit fees.  Audit fees represent fees for professional services performed by BDO for the audit of our 2009 annual financial statements and the review of third quarter 2009 financial statements, by AGCA for the review of third quarter 2008 and audit of our 2008 annual financial statements and the review of our the financial statements for the first and second quarters of 2009 and by Bernstein Pinchuk for review of first and second quarter 2008 financial statements.  Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle and Xingyong.

Tax Fees.      We paid $3,500 to AGCA and $2,500 to Bernstein Pinchuk for tax services during 2009.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Exchange agreement dated as of December 14, 2007, among the Registrant and Sincere Investment (PTC), Ltd.*
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada**
3.2	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada******
3.3	Amended and Restated Bylaws of the Company***
4.1	3% convertible promissory note payable to the order of XingGuang Investment Corporation Limited*
4.2	Promissory note payable to Anna Krimshtein PLC, as escrow agent*
4.3	Form of Warrant issued to the investors******
4.4	Warrant issued to Maxim Group LLC******
10.1	Securities purchase agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited *
10.2	Registration rights agreement dated December 14, 2007, between the Registrant and XingGuang Investment Corporation Limited*
10.3	Buy back agreement dated December 14, 2007, among the Registrant and Arto Tavukciyan and Lyndon Grove*

10.4	Escrow agreement dated December 14, 2007, among the Registrant, Arto Tavukciyan and Lyndon Grove and Anna Krimshtein PLC, as escrow agent*
10.5	Business operations agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.6	Exclusive Technical and Consulting Services Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.7	Option Agreement dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.8	Equity Pledge Agreement dated December 7, 2007, among Xinghe Xingyong Carbon Co., Ltd., Xinghe Yongle Carbon Co., Ltd. and Dengyong Jin (English Translation)*
10.9	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $1.20 per share)*
10.10	China Carbon Graphic Group, Inc. Common Stock Purchase Warrant “A” (exercise price of $2.00 per share)*
10.11	Consulting Agreement, dated February 9, 2009, between the Registrant and Ventanta Capital Partners****
10.12	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Registrant and XingGuang Investment Corporation, Limited*****
10.13	Form of Subscription Agreement, dated December 22, 2009, by and between the Registrant and the investors set forth therein******
10.14	Registration Rights Agreement, dated December 22, 2009, by and between the Registrant, Maxim Group LLC, and the investors set forth therein******
10.15	Securities Escrow Agreement, dated December 22, 2009, by and between the Registrant, Maxim Group LLC, and the investors set forth therein******
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

*             Incorporated by reference to the Form 8-K filed by the Registrant on December 31, 2007.
**           Incorporated by reference to the Form 8-K filed by the Registrant on January 28, 2008.
***         Incorporated by reference to the Form 8-K filed by the Registrant on November, 3 2009.
****       Incorporated by reference to the Form 8-K filed by the Registrant on February 13, 2009.
*****     Incorporated by reference to the Form 8-K filed by the Registrant on April 13, 2009.
******  Incorporated by reference to the Form 8-K filed by the Registrant on December 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 15, 2010	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Offer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 15, 2010
Donghai Yu	(Principal Executive Officer)

/s/ Ting Chen	Chief Financial Officer and Director	April 15, 2010
Ting Chen	(Principal Financial and Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 15, 2010
Philip Yizhao Zhang

/s/ John Chen	Director	April 15, 2010
John Chen

/s/ Hongbo Liu	Director	April 15, 2010
Hongbo Liu