Form 10-Q
period 2010-03-31
China Carbon Graphite Group, Inc.
filed 2010-05-17
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,160,161 shares of common stock are issued and outstanding as of May 17, 2010.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2010

i

China Carbon Graphite Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,004,759	$2,709,127
Trade accounts receivable, net	3,741,011	5,170,419
Notes receivable	109,713	248,452
Other receivables	307,829	1,130,795
Advance to suppliers, net	1,061,849	790,767
Inventories	17,030,696	16,430,754
Prepaid expenses	100,762	50,000
Total current assets	26,356,619	26,530,314

Property and equipment, net	23,446,558	23,913,965

Construction in progress	2,154,695	2,045,176

Land use rights, net	8,449,438	3,548,273
Total Assets	$60,407,310	$56,037,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,702,780	$2,005,583
Advance from customers	922,365	1,084,206
Taxes payable	193,703	370,777
Short term bank loans	9,208,561	8,573,901
Long term bank loan - current portion	1,609,121	1,613,566
Notes payable	2,194,256	-
Dividends payable	36,229	-
Other payables	1,498,214	922,109
Total current liabilities	18,365,229	14,570,142

Long Term Liabilities
Long term bank loan - non-current portion	1,609,121	1,613,566
Accounts payable in long term	1,221,510	1,243,842
Warrant liabilities	1,803,352	708,091
Total liabilities	22,999,212	18,135,641

Stockholders' Equity
Convertible preferred A stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 125,000
shares December 31, 2009 and none at March 31, 2010	$-	$125
Convertible series B preferred stock, par value $0.001 per share,
authorized 3,000,000 shares, issued and outstanding 1,448,000 and 2,160,500 shares at March 31, 2010 and December 31, 2009, respectively	1,448	2,161
Common stock, $0.001 par value, authorized 100,000,000 shares, issued and outstanding 19,467,161 and 18,121,661 shares
at March 31, 2010 and December 31, 2009, respectively	19,467	18,122
Additional paid-in capital	13,931,182	13,298,332
Accumulated other comprehensive income	4,937,540	5,037,062
Retained earnings	18,518,461	19,546,285
Total stockholders' equity	37,408,098	37,902,087
Total liabilities and stockholders’ equity	$60,407,310	$56,037,728

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended March 31,
	2010	2009

Sales	$4,846,856	$2,893,647

Cost of Goods Sold	3,822,666	2,052,752
Gross Profit	1,024,190	840,895

Operating Expenses
Selling expenses	24,993	308,645
General and administrative	403,936	135,995
Depreciation and amortization	27,340	19,080
	456,269	463,720
Operating Income Before Other Income (Expense)
and Income Tax Expense	567,921	377,175

Other Income (Expense)
Interest expense	(206,148)	(198,345)
Interest income	-	94
Other income	-	292,116
Change in fair value of warrants	(1,220,430)	-
	(1,426,578)	93,865

(Loss) Income Before Income Tax Expense	(858,657)	471,040

Income tax expense	-	-

Net income (Loss)	$(858,657)	$471,040

Deemed preferred stock dividend	(132,778)	-

Dividends	(36,229)	-

Net (Loss) income available to common shareholders	$(1,027,664)	$471,040

Comprehensive income
Net income (Loss)	(858,657)	471,040

Other comprehensive income
Foreign currency translation gain	(99,522)	44,914
Total Comprehensive (Loss) Income	$(958,179)	$515,954

Share data

Basic earnings per share	$(0.06)	$0.04

Diluted earnings per share	$(0.06)	$0.04

Weighted average common shares outstanding,
basic	18,485,344	12,768,144

Weighted average common shares outstanding,
diluted	18,485,344	13,847,244
The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net Income	$(858,657)	$471,040
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	431,796	328,355
Share based compensation		25,220
Change in fair value of warrants	1,220,430	-
Change in operating assets and liabilities
Accounts receivable	1,415,151	208,734
Notes receivable	138,054	(37,975)
Other receivables	819,844	(82,334)
Advance to suppliers	(273,258)	474,723
Inventories	(645,195)	(102,113)
Prepaid expenses	(50,762)	(20,350)
Accounts payable and accrued expenses	683,809	(446,134)
Advance from customers	(158,853)	145,785
Taxes payable	(176,050)	(125,795)
Other payables	578,628	(7,280)
Net cash provided by operating activities	3,124,938	831,876

Cash flows from investing activities
Acquisition of property and equipment	(2,926)	(1,478,173)
Construction in progress	(115,152)	1,178,041
Acquisition of land use rights	(4,938,228)	-
Net cash used in investing activities	(5,056,305)	(300,132)

Cash flows from financing activities
Proceeds from issuing series B preferred stock	338,850	-
Proceeds from warrants exercise	36,400	-
Proceeds from short term loan	658,270	-
Proceeds from notes payable	2,194,234	-
Repayment of bank loans	-	(438,174)
Proceeds from issuing common stock for cash	-	67,900
Net cash provided by (used in) financing activities	3,227,754	(339,941)

Effect of exchange rate fluctuation	(754)	95

Net increase in cash	1,295,632	191,898

Cash and cash equivalents at beginning of period	2,709,127	51,799

Cash and cash equivalents at end of period	$4,004,759	$243,697

Supplemental disclosure of cash flow information

Interest paid	$(206,148)	$198,345
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend	$132,778	$-

Reclassfication of warrant liability from equity	$34,770	$-

Issuance of common stock for consulting fee	$-	$90,000

The accompanying footnotes are an integral part of these financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010

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

2.  Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the three months ended March 31, 2010 and 2009, Xingyong paid 100% of net income to Yongle. Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Most of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States is protected by FDIC insurance

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the three months ended at March 31, 2010 and 2009.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 6,356,209 square feet, on which a 290,626 square feet facility is located. The land use rights have terms of 50 years, with the land use right relating to 1,207,388 square feet expiring in 2050 and the land use right with respect to 1,148,821 square feet expiring in 2057. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended March 31, 2010 and for 2009.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of the operating expenses. For the three months ended March 31, 2010 and 2009, shipping and handling costs were $23,938 and $300,787, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax - Effective January 1, 2008, the new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporation income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually transit to the new tax rate within five years after the implementation of this law.

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

Fair value of financial instruments - On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000.   The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring to purchase 16,000 shares of common stock at an exercise price of $1.32 per share.

On March 29, 2010, warrants to purchase 28,000 shares of common stock at $1.30 were exercised.

As of March 31, 2010, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	300,000	$2.67
“2009 Series B Warrants”	1,144,225	$1.30
“2010 Series B Warrants”	144,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $79,650 and $10,913 at March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $68,737 from the change in fair value of these warrants for the three months ended March 31, 2010.

The fair value of the 2009 Warrants to purchase 300,000 shares of common stock was $132,040 and $22,190 at March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $109,850 from the change in fair value of these warrants for the three months ended March 31, 2010.

The fair value of the 2009 Series B Warrants to purchase 1,144,225 shares of common stock was $1,418,572 and $508,205 at March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $910,367 from the change in fair value of these warrants for the three months ended March 31, 2010.

Warrants to purchase 28,000 shares of common stock was exercised on March 29, 2010, the fair value of these warrants was $42,039 at the exercise date and $12,468 at December 31, 2009, respectively. As a result, the Company recognized a loss of $29,571 on these warrants.

The fair value of 2010 Series B Warrants was $178,715 at March 31, 2010 and $76,810 at the issuance date, respectively. As a result, the Company recognized a loss of $101,905.

In summary, the Company recorded a total amount of $1,220,430 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

2007 Warrants	March 31, 2010	December 31, 2009

Annual dividend yield	-	-
Expected life (years)	2.75	3
Risk-free interest rate	0.16%	0.06%
Expected volatility	22%	19%

2009 Warrants	March 31, 2010	December 31, 2009

Annual dividend yield	-	-
Expected life (years)	4.5	4.75
Risk-free interest rate	0.16%	0.06%
Expected volatility	22%	19%

2009 Series B Warrants	March 31, 2010	December 31, 2009

Annual dividend yield	-	-
Expected life (years)	4.75	5
Risk-free interest rate	0.16%	0.06%
Expected volatility	22%	19%

2010 Series B Warrants	March 31, 2010	Issuance date

Annual dividend yield	-	-
Expected life (years)	4.8	5
Risk-free interest rate	0.16%	0.06%
Expected volatility	22%	19%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of March 31, 2010.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$1,803,352	-	-	$1,803,352

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 1,713,225 shares of common stock at an exercise price in the range of $1.3- $3.0 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Weighted average shares of common stock outstanding (basic)	18,485,344	12,768,144
Shares issuable upon conversion of series A preferred stock	-	453,441
Shares issuable upon exercise of warrants	-	-
Weighted average shares of common stock outstanding (diluted)	18,485,344	13,221,585
Net income available to common shareholders	$(1,027,664)	$471,040
Net income per shares of common stock (diluted)	$(0.06)	$.04

For the three months ended March 31, 2010, the Company did not include any shares of common stock issuable upon conversion of preferred stock and exercise of warrants, since such issuance would be antidilutive.

Accumulated other comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2010 and 2009 included net income and foreign currency translation adjustments.

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

4.  Concentration of Business and Credit Risk

Most of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company’s bank account in the United States is covered by FDIC insurance.

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

For the three months ended March 31, 2010, [two customers accounted for 10% or more of sales revenues, representing 30.1% and 17.9%, respectively of the total sales. As of March 31, 2010, there were three customers that constitute 24.2%, 17.5% and 11.2%, respectively of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4%, and 14% respectively of the accounts receivable.

For the three months ended March 31, 2010 and 2009, the Company had insurance expense of $26,992 and $0 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the three months ended March 31, 2010 and 2009, the enterprise income tax at the statutory rates would have been approximately $86,674 and $70,656, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Three months ended March 31,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$86,674	$70,656
Benefit of tax holiday	(86,674)	(70,656)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of March 31, 2010 and December 31, 2009, trade accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
Amount outstanding	$4,735,946	$6,168,102
Bad debt provision	(994,934)	(997,683)
Net amount	$3,741,012	$5,170,419

7.  Advance to suppliers, net

As of March 31, 2010 and December 31, 2009, advance to suppliers consisted of the following:

	March 31, 2010	December 31, 2009
Advance to suppliers	$1,098,458	$827,477
Bad debt provision	(36,609)	(36,710)
Advance to suppliers, net	$1,061,849	$790,767

For the three months ended March 31, 2010 and 2009, no additional bad debt provision on advance to suppliers was charged to expenses.

8.   Inventories

As of March 31, 2010 and December 31, 2009, inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$3,247,793	$1953,374
Work in process	11,964,498	12,531,362
Finished goods	1,763,449	1,891,706
Repair Parts	54,956	54,312
	$17,030,696	$16,430,754

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

9.  Property and Equipment, net

As of March 31, 2010 and December 31, 2009, property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Building	$11,170,551	$11,201,405
Machinery and equipment	20,906,425	20,961,237
Motor vehicles	40,959	41,073
Constructions Progress	2,154,695	2,045,176
	34,272,630	34,248,891
Less accumulated depreciation	(8,671,377)	(8,289,750)
	$25,601,253	$25,959,141

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $404,456 and $309,275 was charged to cost of goods sold.

10.  Land Use Right

As of March 31, 2010 and December 31, 2009, land use rights consist of the following:

	March 31, 2010	December 31, 2009
Land Use Right	$8,758,563	$3,830,836
Less: Accumulated amortization	309,125	282,563
	$8,449,438	$3,548,273

For the three months ended March 31, 2010 and 2009, amortization expenses were $27,340 and $19,080, respectively.

Future amortization of the land use rights is as follows:

12-month period ended March 31,
2010	$175,204
2011	175,204
2012	175,204
2013	175,204
2014	175,204
2015 and thereafter	7,573,418
Total	$8,449,438

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated articles of incorporation give the directors the authority to issue one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of each set. The board of directors has designated the rights, preferences, privileges and limitation of two series of preferred stock -- the series A convertible preferred stock (“series A preferred stock”) and the the series B convertible preferred stock (“series B preferred stock”).

(b)            Stock Issuances; Warrants

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000.   The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring to purchase 16,000 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 16,000 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011.

On March 29, 2010, we issued 28,000 shares of common stock to Series B preferred stock shareholders upon exercise of warrants at $1.3.

(c) Deemed Preferred Stock Dividend

Upon completion of the private placement on December 22, 2009, the Company issued (i) 2,160,500 shares of series B preferred stock, with each share of series B preferred stock being convertible into one share of common stock (ii) warrants to purchase 1,064,200 shares of common stock at $1.30 per share to investors and warrants to purchase 108,025 shares of common stock at $1.32 per share to the placement agent. At December 22, 2009, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $286,801 and was computed using the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant (0.06%), (2) expected warrant life of 5 years, (3) expected volatility of 19%, and (4) 0% expected dividend.   The Company used the market price of its common stock at December 22, 2009, $1.38 per share, computed fair value of the series B preferred stock at December 22, 2009 was $2,981,490 and the effective preferred stock conversion price to be $0.95 per share. The proceeds were allocated to the fair value of the warrant liability, the fair value of the conversion option and then the residual to the preferred stock. The difference between the face value of the preferred stock and the allocated value was recorded as an additional preferred stock dividend at the date of issuance as the preferred stock was convertible to common at issuance. The other preferred stock dividend amounted to $772,982 from the transactions.

Upon completion of the private placement on January 13, 2010, the Company issued (i) 320,000 shares of series B preferred stock, with each share of series B preferred stock being convertible into one share of common stock (ii) warrants to purchase 128,000 shares of common stock at $1.30 per share to investors and warrants to purchase 16,000 shares of common stock at $1.32 per share to the placement agent. At January 13, 2010, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $76,810 and was computed using the Black-Scholes option-pricing model include (1) risk-free interest rate at the date of grant (0.06%), (2) expected warrant life of 5 years, (3) expected volatility of 19%, and (4) 0% expected dividend.   The Company used the market price of its common stock at January 13, 2010, $1.74 per share, computed fair value of the series B preferred stock at January 13, 2010 was $556,800 and the effective preferred stock conversion price to be $0.93 per share. The proceeds were allocated to the fair value of the warrant liability, the fair value of the conversion option and then the residual to the preferred stock. The difference between the face value of the preferred stock and the allocated value was recorded as an additional preferred stock dividend at the date of issuance as the preferred stock was convertible to common at issuance. The other preferred stock dividend amounted to $132,778 from the transactions.

12.  Short-term bank loans

As of March 31, 2010 and December 31, 2009, short term loans consisted of the following:

	March 31, 2010	December 31, 2009
Bank loans dated February 8, 2010, due February 8, 2011 with an interest rate of 10.18%, interest payable monthly.	658,276	-
Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 7.13%, interest payable monthly, secured by property and equipment and land use rights	5,119,931	5,173,072

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights	3,430,354	3,439,829
	$9,208,561	$8,573,901

13.  Long-term bank loan

	March 31, 2010	December 31, 2009
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$3,218,242	$3,227,132
Less: current portion	(1,609121)	(1,613,566)
Non-current portion	$1,609,121	$1,613,566

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

●	graphite electrodes;

●	fine grain graphite ; and

●	high purity graphite.

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

Until the third quarter of 2008, we experienced rapid growth in our operations.  Since the fourth quarter of 2008, however, as a result of the global economic crisis, the steel industry in general has slowed, which has caused our revenues to decline.  Although we saw improvements during the third quarter of 2009, our revenues and gross margins declined significantly in the fourth quarter. Although conditions improved slightly in the first quarter of 2010, as the demand for of graphite electrodes improved slightly over the previous quarter, our industry is still slower than in the past. We also incurred several non-cash expenses aggregating $1.2 million  in the first quarter of 2010 which resulted in a net loss of approximately $0.9 million for the quarter.  Specifically, the volume of our sales has been slow and remained slow in the first quarter of 2010 because the demand for products made by steel manufacturers, who comprise a large percentage of the end users of our graphite electrodes, decreased significantly during 2009 and remained slow in the first quarter of 1020.  We also had a decrease in the demand of high purity graphite in the first quarter of 2010. In addition, our accounts receivable have remained at higher levels than in the past, thereby affecting our cash flows, because we have experienced delays in payments by our customers whose cash reserves have been negatively affected.  We expect the downturn in the graphite electrode market to continue to extend into 2010 and we cannot predict when or whether the economic downturn will cease to affect our business.  If the global financial crisis continues to negatively affect our revenues and cash flows, we may need to borrow additional funds or raise additional capital.  There can be no assurance that such sources of funding would be available upon terms favorable to us, if at all.  In the event that we raised capital through the issuance of equity or convertible securities, the holdings of existing shareholders would be diluted.

Furthermore, our declinging sales and profit margins during the quarter ended March 31, 2010 reflected the decrease in unit sales prices of graphite products, specifically the decrease in the average unit sales prices of some of our graphite electrode products by as much as 8% to 20%.  The cost of our raw material and other overhead expenses did not decrease in proportion with the decline in our sales and sales prices.

During the three months ended March 31, 2010, our declining margin reflected changes in our product mix, with an increasing percentage of sales being sales of graphite electrodes.  We plan to seek to increase our marketing effort for fine grain graphite and high purity graphite products which generate a better margin, but we cannot assure you that we will be successful in these efforts.

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

Variable Interest Entity

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

Effective January 1, 2008, the Chinese new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% corporate income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law gradually becomes subject to the new tax rate within five years after the implementation of this law.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2010 or December 31, 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

Land Use Rights

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We own the land use right for 6,356,209 square feet, of which 290,626 square is occupied by our facilities, for a term of 50 years, beginning from issuance date of the certificates granting the land use right. We record the property subject to land use rights as intangible asset.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2010 and 2009 has not been significant.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$4,847	100%	$2,894	100.0%
Cost of sales	3,823	78.9%	2,053	70.9%
Gross profit	1,024	21.1%	841	29.1%
Operating expenses	456	9.4%	464	16.0%
Income from operations	568	11.7%	377	13.0%
Other income	-	-%	292	10.1%
Other expense	(1,220)	(25.2)%	-	-%
Interest income	-	-%	-	-%
Interest expense	(206)	(4.3)%	(198)	(6.8)%
Income before income tax expense	(859)	(17.8)%	471	16.3%
Provision for income taxes	-	-%	-	-%
Net income	$(859)	(17.8)%	$471	16.3%
Deemed preferred stock dividend	(132)	(2.7)%	-	-%
Dividend	(36)	(0.7)%	471	16.3%
Net income available to common shareholders	(1,028)	(21.2)%	-	-%
Foreign currency translation adjustment	(100)	(2.1)%	45	1.5%
Comprehensive income	$(958)	(19.9)%	$516	17.8%

Sales.During the three months ended March 31, 2010, we had sales of $4,847,000 as compared to sales of $2,894,000 for the three months ended March 31, 2009, an increase of $1,953,000 , or approximately 67.5%. During the three months ended March 31, 2010, we experienced a slight increase in the demand for our graphite electrodes over the previous quarter. . The lower sales revenue in the first quarter 2009 was lower due to weak demand for our graphite products, and graphite electrode in particular, as well as the residual effect of the closedown of our facility in 2008 during the Olympic games.

Cost of sales; gross margin. During the three months ended March 31, 2010, our cost of sales was $3,823,000, as compared to $2,053,000 during the three months ended March 31, 2009, an increase of $1,770,000, or 86.2%. The increase in cost of sales was directly associated with the increase in sales. Our gross margin decreased from 29.1% for the three months ended March 31, 2009 to 21.1% for the three months ended March 31, 2010. The decrease reflects the variance in production mix, as the percentage of our sales of graphite electrodes, a lower margin product, increased.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $456,000 for the three months ended March 31, 2010, as compared to $445,000 for the three months ended March 31, 2009, an increase of $11,000, or approximately 2.5%.

Selling expenses decreased from $309,000 for the three months ended March 31, 2009 to $25,000 for the three months ended March 31, 2010, or 91.9%. The decrease was due to lower shipping and handling expenses in the first quarter 2010 compared to 2009.

General and administrative expenses were $404,000 for the three months ended March 31, 2010, compared to $136,000 for the three months ended March 31, 2009.  The increase in general administrative expense was primarily due to the increase in public company expenses, in particular additional expenses in respect to a private offering and related S-1 registration.

Depreciation and amortization expense. Depreciation and amortization amounted to $432,000 for the three months ended March 31, 2010 and $328,000 for the three months ended March 31, 2009, of which $405,000 for 2010 and $309,000  for 2009 were included in cost of sales and $27,000 for 2010 and $19,000 for 2009 were included in operating expenses.

Income from operations. As a result of the factors described above, income from operations amounted to $568,000 for the three months ended March 31, 2010, as compared to $377,000 for the three months ended March 31, 2009, an increase of approximately $191,000, or 50.7%.

Other income (expenses). Interest expense was $206,000 for the three months ended March 31, 2010, as compared with $198,000 for the three months ended March 31, 2009, reflecting increased borrowings. We had nominal interest income during the three months ended March 31, 2010 and 2009. Other income, which consisted of government grants, was $292,000 for the three months ended March 31, 2009 and none for the three months ended March 31, 2010. Other expense was $1,220,000 for the three months ended March 31, 2010 and none for 2009. The significant increase was attributable to a non-cash charge of $1,220,000 resulting from the change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities.

Income tax.  During the three months ended March 31, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods..

Net income. As a result of the factors described above, our net loss for the three months ended March 31, 2010 was $(859,000), as compared to net income of $471,000 for the three months ended March 31, 2009, a decrease of $1,330,000, or 282.4%.

Deemed preferred dividend. As a result of the private placement on January 13, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,227 representing the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,551 representing the allocated value of the warrants.  The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow for the three months ended March 31, 2010.  There was no comparable item in the three months ended March 31, 2009.

Dividend. Pursuant to the terms of private offering, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of  $36,000 for the three months ended March 31, 2010.

Net income available to common shareholders.  Net loss available for common shareholders was $(1,027,000), or $(0.06) per share (basic and diluted), for the three months ended March 31, 2010 compared to net income of $471,000, or $0.04 per share (basic and diluted), for the three months ended March 31, 2009.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements.  Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. At March 31, 2010, we had loans in the aggregate amount of $12.4 million outstanding, which included short term bank loans of $9.2 million, the current portion of a long term-loan of $1.6 million and a long-term loan of $1.6 million.  Our short-term bank loans, which are due in June 2010, bear interest at an annual rate of 7.13% as to $5.1 million of the principal and 7.434% as to $3.4 million of the principal, and also $0.7 million short term bank loan due February 8, 2011, bear interest at an annual rate of 10.18%.  The short-term bank loans are secured by a security interest on our fixed assets and land use rights.  We have also obtained a long-term bank loan, in the principal amount of $3.2 million, $1.6 million of which is due in October 2010 and the remainder in October 2011.  This loan bears interest at an annual rate of 6.75%.  Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.

We expect that anticipated cash flows from operations, short-term and long-term bank loans and loans from a related party will be sufficient to fund our operations through at least the next twelve months, provided that:

●	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

●	Our banks continue to provide us with the necessary working capital financing; and

●	We are able to generate savings by improving the efficiency of our operations.

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

At March 31, 2010, cash and cash equivalents were $4,004,759, as compared to $2,709,127 at December 31, 2009.  Our working capital decreased by $4.0 million to $8.0 million at March 31, 2010 from a working capital of $12.0 at December 31, 2009.  Our cash position increased significantly, by $3.7 million from March 31, 2009 to March 31, 2010, due to the capital raise of $3.0 million in a private placement transactions in December 2009 and January 2010, as well as additional borrowing from banks.

First Quarter Ended March 31, 2010 Compared to First Quarter Ended March 31, 2009

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:	For First Quarter Ended March 31
	2010	2009
NetNet cash flows provided by operating activities	3,124,938	831,876
NetNet cash flows used in investing activities	(5,056,305)	(300,132)
NetNet cash flows provided by (used in) financing activities	3,227,754	(339,941)

Net cash flow provided by operating activities was $3,124,938 in first quarter 2010 as compared to net cash flow provided by operating activities was $831,876 in first quarter 2009, an increase of $2,293,062.   Net cash flow provided by operating activities in first quarter 2010 was mainly due to our net loss of $(858,657), a decrease in accounts receivable of $1,415,151, a decrease in other receivable of $819,814, an increase in accounts payable and other payable of $683,809 and $578,628, respectively, and the add-back of non-cash items of depreciation and amortization of $431,796 and change in fair value of warrants of $1,220,430, offset by an increase in inventory of $645,195 .

Net cash flow provided by operating activities in the three months ended March 31, 2009 was mainly due to our net income of $471,040, a decrease in account receivable of $208,734, a decrease in advance to suppliers of $474,723 and the add-back of non-cash items of depreciation and amortization of $328,355, offset by a decrease in accounts payable and accrued expenses of $446,134 and a decrease in taxes payable of $125,795.

Net cash flow provided by operating activities is sensitive to many factors, including our operating results, inventory management, ability to collect accounts receivable and timing of cash receipts and payments.  For the first quarter ended March 31, 2010, the inventory turnover did not vary much from December 31, 2009.

Net cash flow used in investing activities was $5,056,305 for first quarter 2010 and $300,132 for first quarter 2009.  For 2010, approximately all of the $5 million cash flow was used in acquisition of land use rights. Net cash flow used in investing activities was $300,132 for the three months ended March 31, 2009 to purchase properties and equipments.

Net cash flow provided by financing activities was $3,227,754 for first quarter 2010.  We received proceeds from bank loans at the amount of $658,270.  We also received net proceeds of $2,194,234 from notes payable. In addition, we received a net proceed of $338,850 by issuing common and Series B preferred stock to shareholders. Net cash flow used in financing activities was $339,941 for first quarter 2009. We received $67,900 from investor by issuing 70,000 shares of restricted common stocks pursuant to a share purchase agreement. We received $30,333 proceeds from related party and repaid $438,174 bank loan.

Off-Balance Sheet Arrangements

Off-balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Ting Chen, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2010.

However, we believe that the remedial steps we are taking will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

[Disclose any issuances made during the first quarter]

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 17, 2010	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Ting Chen
Ting Chen
Chief Financial Officer