Form 10-Q
period 2010-06-30
China Carbon Graphite Group, Inc.
filed 2010-08-16
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,160,161 shares of common stock are issued and outstanding as of August 16, 2010.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$8,059,541	$2,709,127
Trade accounts receivable, net	4,939,413	5,170,419
Notes receivable	-	248,452
Other receivables	388,786	1,130,795
Advance to suppliers, net	6,396,109	790,767
Inventories	16,624,654	16,430,754
Prepaid expenses	46,423	50,000
Total current assets	36,454,926	26,530,314

Property and equipment, net	23,134,856	23,913,965

Construction in progress	2,038,974	2,045,176

Land use rights, net	8,671,128	3,548,273
	$70,299,884	$56,037,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,113,983	$2,005,583
Advance from customers	923,931	1,084,206
Trade notes payable	7,343,653	-
Short term bank loans	8,859,713	8,573,901
Long term bank loan - current portion	1,615,604	1,613,566
Taxes payable	183,527	370,777
Other payables	1,792,185	922,109
Dividends payable	24,790	-
Total current liabilities	28,857,386	14,570,142

Accounts payable in long term	1,032,671	1,243,842
Long term bank loan - non-current portion	1,615,6048	1,613,566
Warrant liabilities	25,484	708,091
Total liabilities	$31,531,145	$18,135,641

Stockholders' Equity
Convertible preferred stock, par value $0.001 per share,
authorized 20,000,000 shares, issued and outstanding 125,000 at
December 31, 2009 and none at June 30, 2010, respectively	$-	$125
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 2,160,500 shares
at December 31, 2009 and 1,275,000 at June 30, 2010, respectively	1,275	2,161
Common stock authorized 100,000,000 shares $0.001 par
value; issued and outstanding 20,160,161 and 18,121,661 shares
at June 30, 2010 and December 31, 2009, respectively	20,160	18,122
Additional paid-in capital	14,569,502	13,298,332
Accumulated other comprehensive income	5,083,626	5,037,062
Retained earnings	19,094,176	19,546,285
Total stockholders' equity	38,768,739	37,902,087
Total liabilities and stockholders' equity	$70,299,884	$56,037,728
The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operation and Comprehensive Income (Loss) (Unaudited)

	Six months ended June 30,
	2010	2009

Sales	$8,095,207	$6,551,162
Cost of Goods Sold	6,842,398	4,856,982
Gross Profit	1,252,809	1,694,180

Operating Expenses
Selling expenses	46,697	317,914
General and administrative	1,391,723	457,410
Depreciation and amortization	38,227	38,179
	1,476,647	813,503
Operating Income(Loss) Before Other Income (Expense)
and Income Tax Expense	(223,838)	880,677

Other Income (Expense)
Other income	-	526,069
Other expenses	(2,926)	(1,461)
Interest income	-	94
Interest expense	(474,271)	(404,789)
Change in fair value of warrants	563,018	-
	85,821	119,913

Income (Loss) Before Income Tax Expense	(138,017)	1,000,590

Income tax expense	-	-

Net income	(138,017)	1,000,590

Deemed preferred stock dividend	(132,778))

Dividend	(51,433)	-

Net income (loss) available to common shareholders	(322,228)	1,000,590

Comprehensive income
Net income (loss)	(138,017)	1,000,590

Other comprehensive income
Foreign currency translation gain	46,564	48,745
Total Comprehensive Income (Loss)	$(91,453)	$1,049,335

Share data

Basic earnings per share	$(0.02)	$0.08

Diluted earnings per share	$(0.02)	$0.07

Weighted average common shares outstanding,
Basic	19,281,103	13,279,617

Weighted average common shares outstanding,
Diluted	19,281,103	14,044,160

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operation and Comprehensive Income (Unaudited)

	Three months ended June 30,
	2010	2009

Sales	$3,248,351	$3,657,515

Cost of Goods Sold	3,019,732	2,804,230
Gross Profit	228,619	853,285

Operating Expenses
Selling expenses	21,704	9,269
General and administrative	987,787	321,415
Depreciation and amortization	10,887	19,099
	1,020,378	349,783
Operating Income (Loss) Before Other Income (Expense)
and Income Tax Expense	(791,759)	503,502

Other Income (Expense)
Interest expense	(268,123)	(206,444)
Other income	-	233,953
Change in fair value of warrants	1,783,448	-
Other expenses	(2,926)	(1,461)
	1,512,399	26,048)

Income Before Income Tax Expense	720,640	529,550

Income tax expense	-	-

Net income	720,640	529,550

Dividend	(15,204)	-

Net income available to common shareholders	$705,436	$529,550

Comprehensive income
Net income	720,640	529,550

Other comprehensive income
Foreign currency translation gain	146,086	3,831
Total Comprehensive Income	$866,726	$533,381

Share data

Basic earnings per share	$0.04	$0.04

Diluted earnings per share	$0.04	$0.04

Weighted average common shares outstanding,
Basic	20,068,117	13,785,470

Weighted average common shares outstanding,
Diluted	20,068,117	14,238,911

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net Income (Loss)	$(138,017)	$1,000,590
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	847,371	673,508
Share based compensation	384,700	70,220
Change in fair value of warrants	(563,018)	-
Change in operating assets and liabilities
Accounts receivable	236,629	(535,950)
Notes receivable	247,815	(93,524
Other receivables	740,594	(716,403)
Advance to suppliers	(5,582,909)	(278,255)
Inventories	(172,484)	(471,121)
Prepaid expenses	3,577	(10,725)
Accounts payable and accrued expenses	5,870,586	553,844
Non-current accounts payable	-	275,263
Advance from customers	(161,026)	450,170
Trade notes payable	7,315,567	5,845,219
Taxes payable	(187,000)	(355,011)
Other payables	859,069	69,348
Net cash provided by operating activities	9,701,454	6,477,173

Cash flows from investing activities
Acquisition of property and equipment	(2,926)	(1,629,192)
Acquisition of land use rights	(5,137,024)	-
Construction in progress	8,751	(1,700,828)
Net cash used in investing activities	(5,131,199)	(3,330,020)

Cash flows from financing activities
Proceeds from issuing common stock	166,400	67,900
Proceeds from issuing series B preferred stock	338,850	-
Repayment of bank loans	-	(2,345,394)
Proceeds from short term loan	273,931	5,114,566
Dividends paid	(26,643)	-
Advance to related parties	-	290,876
Net cash provided by financing activities	752,538	3,127,948

Effect of exchange rate fluctuation	27,621	(1,395)

Net increase in cash	5,350,414	6,273,706

Cash and cash equivalents at beginning of period	2,709,127	51,799

Cash and cash equivalents at end of period	$8,059,541	$6,325,505

Supplemental disclosure of cash flow information

Interest paid	$474,270	$404,789
Income taxes paid	$-	$-

Non-cash financing and investing activities:

Deemed preferred stock dividend reflected in paid-in capital	$132,778	$-

Reclassification of warrant liability from equity	$158,910	$-

Issuance of common stock for consulting fee	$384,700	$70,220

The accompanying notes are an integral part of these financial statements

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the three months and six months ended June 30, 2010

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

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise under the laws of the PRC. Yongle is a party to a series of contractual arrangements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. Xingyong’s sole stockholder was, at the time of the transaction, the Company’s chief executive officer. These agreements give the Company the ability to operate and manage the business of Xingyong and to derive the profit (or sustain the loss) from Xingyong’s business. As a result, the operations of Xingyong are consolidated with those of the Company for financial reporting purposes. The relationship among the above companies is as follows:

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the six months ended June 30, 2010 and 2009, Xingyong paid 100% of its net income to Yongle. Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Most of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States is protected by FDIC insurance.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the six months ended at June 30, 2010 and 2009.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the six months ended June 30, 2010 and 2009.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its operating expenses. For the six months ended June 30, 2010 and 2009, shipping and handling costs were $45,641 and $308,737, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. Therefore, Xing He District Local Tax Authority in the Nei Mongol province granted to the Company a tax holiday from 100% of enterprises income tax for 10 years from 2008 through 2018. Afterwards, based on the present tax law and the Company’s status as a high technology and science company, the Company will be subject to a corporation income tax rate of 15% effective in 2019.

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

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000.   The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring on January 13, 2015 to purchase 16,000 shares of common stock at an exercise price of $1.32 per share.

On March 29, 2010 and April 1, 2010, warrants to purchase 28,000 and 100,000 shares of common stock at $1.30 were exercised.

As of June 30, 2010, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	300,000	$1.22
“2009 Series B Warrants”	1,072,225	$1.30
“2010 Series B Warrants”	116,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was$13, $79,650 and $10,913 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $68,737 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $79,638 for the three months ended June 30, 2010.

The fair value of the 2009 Warrants to purchase 300,000 shares of common stock was $6,430, $132,040 and $22,190 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $109,850 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $125,610 for the three months ended June 30, 2010.

The fair value of the 2009 Series B Warrants to purchase 1,072,225 shares of common stock was $17,144, $1,329,191 and $508,205 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $945,126 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $1,312,047.

Warrants to purchase 28,000 shares of common stock was exercised on April 1, 2010, the fair value of these warrants was $42,039 at the exercise date and $12,468 at December 31, 2009, respectively. As a result, the Company recognized a loss of $29,571 on these warrants.

Warrants to purchase 100,000 shares of common stock was exercised on April 1, 2010, the fair value of these warrants was $124,140 at the exercise date and $44,530 at December 31, 2009, respectively. As a result, the Company recognized a loss of $79,610 on these warrants.

The fair value of 2010 Series B Warrants was $1,898, $178,715 at June 30, 2010 and March 31, 2010 and $76,810 at the issuance date, respectively. As a result, the Company recognized a loss of $101,905 for the three months ended March 31, 2010 and a gain of $142,013 for the three months ended June 30, 2010.

In summary, the Company recorded a total amount of $563,018 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the six months ended June 30, 2010.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	March 31, 2010	December 31, 2009
2007 Warrants
Annual dividend yield	-	-	-
Expected life (years)	2.43	2.75	3
Risk-free interest rate	0.18%	0.16%	0.06%
Expected volatility	21%	22%	19%

	June 30, 2010	March 31, 2010	December 31, 2009
2009 Warrants
Annual dividend yield	-	-	-
Expected life (years)	4.3	4.5	4.75
Risk-free interest rate	0.18%	0.16%	0.06%
Expected volatility	21%	22%	19%

	June 30, 2010	March 31, 2010	December 31, 2009
2009 Series B Warrants
Annual dividend yield	-	-	-
Expected life (years)	4.5	4.75	5
Risk-free interest rate	0.18%	0.16%	0.06%
Expected volatility	21%	22%	19%

	June 30, 2010	March 31, 2010	Issuance date
2009 Series B Warrants
Annual dividend yield	-	-	-
Expected life (years)	4.54	4.8	5
Risk-free interest rate	0.18%	0.16%	0.06%
Expected volatility	21%	22%	19%

Expected volatility is based on the annualized daily historical volatility over a period of one year.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S.Treasury securities according to the remaining term of the warrants.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of March 31, 2010.

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$25,484	-	-	$25,484

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 1,613,225 shares of common stock at exercise prices ranging from $1.06- $2.00 per share. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30
	2010	2009
Weighted average shares of common stock outstanding (basic)	19,141,595	13,279,617
Shares issuable upon conversion of series B preferred stock	75,508	950,499
Shares issuable upon exercise of warrants	64,000	-
Weighted average shares of common stock outstanding (diluted)	19,281,103	14,044,160
Net income available to common shareholders	$(313,345)	$1,000,590
Net income per shares of common stock (diluted)	$(.02)	$.08

For the three months ended June 30, 2010, the Company did not include any shares of common stock issuable upon conversion of preferred stock and exercise of warrants, since such issuance would be antidilutive.

Accumulated other comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2010 and 2009 included net income and foreign currency translation adjustments.

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,  Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

For the six months ended June 30, 2010, two customers accounted for 10% or more of sales revenues, representing 32.9% and 18.8%, respectively of the total sales. For the three months ended June 30, 2010, one customer accounted for 10% or more of sales revenues, representing 30.1% of the total sales. As of June 30, 2010, there were three customers that constitute 23.3%, 16.9% and 10.8%, respectively of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4%, and 14% respectively of the accounts receivable.

For the six months ended June 30, 2010 and 2009, the Company had insurance expense of $24,810 and $0 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.    Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the six months ended June 30, 2010 and 2009, the enterprise income tax at the statutory rates would have been approximately $36,097 and $172,257, respectively, and for the three months ended June 30, 2009, the enterprise income tax at the statutory rates would have been approximately $79,432 and none for 2010.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Six months ended June 30,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$36,097	$172,257
Benefit of tax holiday	(36,097)	(172,257)
Income tax expenses per books	$-	$-

	Three months ended June 30,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$-	$79,432
Benefit of tax holiday	-	(79,432)
Income tax expenses per books	$-	$-

6.    Trade Accounts Receivable - net

As of June 30, 2010 and December 31, 2009, trade accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Amount outstanding	$5,938,356	$6,168,102
Bad debt provision	(998,943)	(997,683)
Net amount	$4,939,413	$5,170,419

For the six months ended June 30, 2010, no bad debt provision on account receivable. The difference between bad debt provision at June 30, 2010 and December 31, 2009 is solely due to the fluctuation of foreign currency exchange rates.
For the six months ended June 30, 2009, bad debt provision of $26,810 was recovered.

7.    Advance to suppliers, net

As of June 30, 2010 and December 31, 2009, advance to suppliers consisted of the following:

	June 30, 2010	December 31, 2009
Amount outstanding	$6,432,866	$827,477
Bad debt provision	(36,757)	(36,710)
Net amount	$6,396,109	$790,767

For the three and six months ended June 30, 2010 and 2009, no additional bad debt provision on advance to suppliers was charged to expenses. The difference between bad debt provision at June 30, 2010 and December 31, 2010 is solely due to the fluctuation of foreign currency exchange rate.

8.   Inventories

As of June 30, 2010 and December 31, 2009, inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials	$3,396,736	$1,953,374
Work in progress	12,452,598	12,531,362
Finished goods	720,144	1,891,706
Repair Parts	55,176	54,312
	$16,624,654	$16,430,754

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

9.    Property and Equipment, net

As of June 30, 2010 and December 31, 2009, property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Building	$11,218,491	$11,201,405
Machinery and equipment	20.987,714	20,961,237
Motor vehicles	41,125	41,073
Construction in progress	2,038,974	2,045,176
	34,386,304	34,248,891
Less: Accumulated depreciation	9,112,473	8,289,750
	$25,173,831	$25,959,141

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $809,146 and $635,329 was charged to cost of goods sold. For the three months ended June 30, 2010 and 2009, depreciation expense amounted to $404,690 and $326,054 was charged to cost of goods sold.

10.  Land Use Right

As of June 30, 2010 and December 31, 2009, land use rights consist of the following:

	June 30, 2010	December 31, 2009
Land Use Right	$8,992,421	$3,830,836
Less: Accumulated amortization	321,293	282,563
	$8,671,128	$3,548,273

For the six months ended June 30, 2010 and 2009, amortization expenses were $38,227 and $38,179, respectively. For the three months ended June 30, 2010 and 2009, amortization expenses were $10,887 and $19,099, respectively.

Future amortization of the land use rights is as follows:

12-month period ended June 30,
2011	$184,188
2012	184,188
2013	184,188
2014	184,188
2015	184,188
2016 and thereafter	7,750,188
Total	$8,671,128

11.	Stockholders’ equity

(a)	Restated Articles of Incorporation

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

(b)   Stock Issuances; Warrants

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000.   The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring on January 13, 2015 to purchase 16,000 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 16,000 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011.

On March 29, 2010 and April 1, 2010, the Company issued 28,000 and 100,000 shares of common stock to Series B preferred stock shareholders upon exercise of warrants at $1.3.

During the six months ended 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relations service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $384,700 was recorded as expenses and there remain $274,700 to be amortized during 2010.

 (c) Deemed Preferred Stock Dividend

Upon completion of the private placement on December 22, 2009, the Company issued (i) 2,160,500 shares of series B preferred stock, with each share of series B preferred stock being convertible into one share of common stock (ii) warrants to purchase 1,064,200 shares of common stock at $1.30 per share to investors and warrants to purchase 108,025 shares of common stock at $1.32 per share to the placement agent. At December 22, 2009, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $286,801 and was computed using the Black-Scholes option-pricing model with the following assumptions (1) risk-free interest rate at the date of grant (0.06%), (2) expected warrant life of 5 years, (3) expected volatility of 19%, and (4) 0% expected dividend.  The Company used the market price of its common stock at December 22, 2009, $1.38 per share, and the computed fair value of the series B preferred stock at December 22, 2009 was $2,981,490 and the effective preferred stock conversion price used was $0.95 per share. The proceeds were allocated to the fair value of the warrant liability, the fair value of the conversion option and then the residual to the preferred stock. The difference between the face value of the preferred stock and the allocated value was recorded as an additional preferred stock dividend at the date of issuance as the preferred stock was convertible to common at issuance. The other preferred stock dividend amounted to $772,982 from the transactions.

Upon completion of the private placement on January 13, 2010, the Company issued (i) 320,000 shares of series B preferred stock, with each share of series B preferred stock being convertible into one share of common stock (ii) warrants to purchase 128,000 shares of common stock at $1.30 per share to investors and warrants to purchase 16,000 shares of common stock at $1.32 per share to the placement agent. At January 13, 2010, the fair value of the warrants used to calculate the intrinsic value of the conversion option was estimated at $76,810 and was computed using the Black-Scholes option-pricing model with the following assumptions (1) risk-free interest rate at the date of grant (0.06%), (2) expected warrant life of 5 years, (3) expected volatility of 19%, and (4) 0% expected dividend.   The Company used the market price of its common stock at January 13, 2010, $1.74 per share, and the computed fair value of the series B preferred stock at January 13, 2010 was $556,800 and the effective preferred stock conversion price used was $0.93 per share. The proceeds were allocated to the fair value of the warrant liability, the fair value of the conversion option and then the residual to the preferred stock. The difference between the face value of the preferred stock and the allocated value was recorded as an additional preferred stock dividend at the date of issuance as the preferred stock was convertible to common at issuance. The other preferred stock dividend amounted to $132,778 from the transactions.

12.  Short-term bank loans

As of June 30, 2010 and December 31, 2009, short term loans consisted of the following:

	June 30, 2010	December 31, 2009

Bank loans dated July 21, 2010, due July 19, 2011 with an interest rate of 6.903%, interest payable monthly.	$3,058,227	$-

Bank loan dated June 17, 2010, due June 10, 2011 with an interest rate of 6.903%, interest payable quarterly, secured by equipment and land use rights	5,140,557	-

Bank loans dated February 11, 2010, due February 8, 2011 with an interest rate of 12.213%, interest payable monthly, secured by property and equipment and land use rights	660,929	-

Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights		5,173,072

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		3,439,829
	$8,859,713	$8,573,091

13.  Long-term bank loan

	June 30, 2010	December 31, 2009
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly.	$3,231,208	$3,227,132
Less: current portion	(1,615,604)	(1,613,566)
Non-current portion	$1,615,604	$1,613,566

14.  Trade notes payable

As of June 30, 2010 and 2009, trade notes payable were $7,343,654 and $5,843,852. The Company was requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of notes guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

Item 2.   Management’s Discussion and Analysis Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors ” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “ believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Until the third quarter of 2008, we experienced rapid growth in our operations.  Since the fourth quarter of 2008, however, as a result of the global economic crisis, the steel industry in general has slowed, which has caused our revenues and gross margin to decline significantly.  Specifically, we had significant decline in sales of graphite electrodes. We also had a decrease in the demand of high purity graphite in the six months ended June 30, 2010. We expect the downturn in the graphite electrode and high purity graphite market to extend into 2010 and we cannot predict when or whether the economic downturn will cease to affect our business.  If the global financial crisis continues to negatively affect our revenues and cash flows, we may need to borrow additional funds or raise additional capital.  There can be no assurance that such sources of funding would be available upon terms favorable to us, if at all.  In the event that we raised capital through the issuance of equity or convertible securities, the holdings of existing shareholders would be diluted.

During the six months ended June 30, 2010, our declining margin reflected changes in our product mix, with an increasing percentage of sales being sales of lower margin semi-processed graphite products and graphite blanks, as a result of declining demand for higher margin graphite electrodes and high purity graphite.

As previously disclosed we entered a letter of intent to acquire Chiyu Carbon Graphite Ltd; discussion and negotiation of the potential acquisition are still ongoing, and we expect to close the acquisition in 2010.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2010 or December 31, 2009.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended June 30, 2010 and 2009 has not been significant.

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166,  Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

 In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated  in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended June 30,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$3,248	100.00%	$3,658	100.0%
Cost of sales	3,020	92.98%	2,804	76.65%
Gross profit	228	7.02%	854	23.35%
Operating expenses	1,020	31.40%	350	9.57%
Income from operations	(792)	(24.38)%	504	13.78%
Other income	-	-%	234	6.40%
Change in fair value of warrants	1,783	54.90%		%
Other expense	(3)	(0.09)%	(1)	(0.03)%
Interest expense	(268)	(8.25)%	(206)	(5.64)%
Income before income tax expense	720	22.18%	530	14.49%
Provision for income taxes	-	-%	-	-%
Net income	$720	22.18%	$530	14.49%
Dividend	(15)	(0.46)%	-	-%
Net income available to common shareholders	$705	21.72%	$-	-%
Foreign currency translation adjustment	146	4.50%	4	0.10%
Comprehensive income	$866	26.68%	$534	14.59%

Sales. During the three months ended June 30, 2010, we had sales of $3,248 as compared to sales of $3,658 for the three months ended June 30, 2009, a decrease of $410, or approximately 11.21%.Our revenue was generated mainly from sales of fine grain graphite, graphite blanks and semi-processed graphite products. Sales decrease was attributable primarily to the  significant drop in demand of graphite electrodes results from the global economic downturn. Sales for high purity graphite also experienced a significant decrease during the three months ended June 30, 2010 also due to decreased demand.

For the three months ended June 30, 2010, one customer accounted for 10% or more of sales revenues, representing 30.1% of the total sales. As of June 30, 2010, there were three customers that constitute 23.3%, 16.9% and 10.8%, respectively of the accounts receivable. As of June 30, 2009, there were four customers that constitute 15.7%, 15.2%, 12.3%, and 11.4% respectively of the accounts receivable.

Cost of sales; gross margin. During the three months ended June 30, 2010, our cost of sales was $3,020, as compared to $2,804 during the three months ended June 30, 2009, an increase of $216, or 7.70%. As a result, our gross profit decreased $626 or 73.30%, for the three months ended June 30, 2010. Our gross margin decreased from 23.35% for the three months ended June 30, 2009 to 7.02% for the three months ended June 30, 2010. The decrease was associated with change in product mix. We increased sales of graphite blanks and semi-processed graphite products due to the significant decrease in demand of high purity graphite and graphite electrodes. These products have much lower gross margin.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $1,020 for the three months ended June 30, 2010, as compared to $350 for the three months ended June 30, 2009, an increase of $670, or approximately 191.43%.

Selling expenses increased from $9 for the three months ended June 30, 2009 to $21 for the three months ended June 30, 2010, or 134.14%. The increase was due to higher shipping and handling expenses.

General and administrative expenses were $988 for the three months ended June 30, 2010, compared to $321 for the three months ended June 30, 2009.  The increase in general administrative expense was primarily due to increase in stock compensation expenses as well as the increase in public company expenses, in particular additional expenses in respect to the private offering and the S-1 registration.

Depreciation and amortization expense. Depreciation and amortization amounted to $416 for the three months ended June 30, 2010 and $345 for the three months ended June 30, 2009, of which $405 for 2010 and $326 for 2009 were included in cost of sales and $11 for 2010 and $19 for 2009 were included in operating expenses.

Income from operations. As a result of the factors described above, operating loss amounted to $(792) for the three months ended June 30, 2010, as compared to operating income of $504 for the three months ended June 30, 2009, a decrease of approximately $1,296, or 257.14%. Decrease in operating income was primarily due to a decrease in sales and gross margin as well as an increase in general administrative expenses.

Other income (expenses). Interest expense was $268 three months ended June 30, 2010, as compared with $206 for the three months ended June 30, 2009, reflecting increased borrowings.  Other income, which consisted of government grants, was $234 for the three months ended June 30, 2009 and none for the three months ended June 30, 2010. Other income for the three months ended June 30, 2010 also included $1,783 resulting from the change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities. Other expense was $3 for the three months ended June 30, 2010 and $1 for 2009.

Income tax.  During the three months ended June 30, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods..

Net income. As a result of the factors described above, our net income for the three months ended June 30, 2010 was $720, as compared to $530 for the three months ended June 30, 2009, an increase of $190, or 35.85%.

Dividend. Pursuant to the terms of a private offering we consummated on December 22, 2009 and January 13, 2010 , the Series B preferred stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $15 for the three months ended June 30, 2010.

Net income available to common shareholders.  Net income available for common shareholders was $705, or $0.04 per share (basic and diluted), for the three months ended June 30, 2010 compared to net income of $529, or $0.04 per share (basic and diluted), for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Six months ended June 30,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$8,095	100.00%	$6,651	100.0%
Cost of sales	6,842	84.52%	4,857	74.14%
Gross profit	1,253	15.48%	1,694	25.86%
Operating expenses	1,477	18.24%	(814)	(12.42)%
Income from operations	(224)	(2.76)%	880	13.44%
Other income	-	-%	526	8.03%
Chang in fair value of warrants	563	6.95%	-	-%
Other expense	(3)	(0.04)%	(1)	(0.02)%
Interest expense	(474)	(5.86)%	(405)	(6.18)%
Income before income tax expense	(138)	(1.71)%	1,000	15.27%
Provision for income taxes	-	-%	-	-%
Net income	$(138)	(1.71)%	$1,000	15.27%
Deemed preferred stock dividend	(133)	(1.64)%	-	-%
Dividend	(51)	(0.63)%	-	-%
Net income available to common shareholders	(322)	(3.98)%	1,000	15,27%
Foreign currency translation adjustment	47	0.58%	49	0.75%
Comprehensive income	$(91)	(1.12)%	$1,049	16.02%

Sales. During the six months ended June 30, 2010, we had sales of $8,095 as compared to sales of $6,551 for the six months ended June 30, 2009, an increase of $1,544 or approximately 23.57%.  The low sales revenue in the first two quarters 2009 was primarily due to weak demand of graphite products, graphite electrode in particular in 2009, as well as the residual effect of the closedown of our facility in anticipation of the 2008 Olympics. Our revenue for the six months ended June 30, 2010 was mainly from sales of fine grain graphite, graphite blanks and semi-processed graphite products. We experienced a significant decrease in the demand of graphite electrodes and high purity graphite during the six months ended June 30, 2010 resulting from the global economic slow down.

For the six months ended June 30, 2010, two customers accounted for 10% or more of sales revenues, representing 32.9% and 18.8%, respectively of the total sales. As of June 30, 2010, there were three customers that constitute 23.3%, 16.9% and 10.8%, respectively of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4%, and 14% respectively of the accounts receivable.

Cost of sales; gross margin. During the six months ended June 30, 2010, our cost of sales was $6,842, as compared to $4,857 during the six months ended June 30, 2009, an increase of $1,985, or 40.87%. As a result, our gross profit decreased $441 or 26.03%, for the six months ended June 30, 2010. Our gross margin decreased from 25.86% for the six months ended June 30, 2009 to 15.48% for the six months ended June 30, 2010. The decrease reflects the variance in production mix. We increased sales of graphite blanks and semi-processed graphite products due to the significant decrease in demand of high purity graphite and graphite electrodes. These products have much lower gross margin.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $1,477 for the three months ended June 30, 2010, as compared to $814 for the three months ended June 30, 2009, an increase of $663, or approximately 81.45%.

Selling expenses decreased from $318 for the six months ended June 30, 2009 to $47 for the six months ended June 30, 2010, or 85.31%. The decrease was due to lower shipping and handling expenses in the first two quarters 2010 compared to 2009.

General and administrative expenses were $1,392 for the six months ended June 30, 2010, compared to $457 for the six months ended June 30, 2009.  The increase in general administrative expense was primarily due to the increase in costs associated with private offering, public company expenses as well as stock compensations.

Depreciation and amortization expense. Depreciation and amortization amounted to $847 for the six months ended June 30, 2010 and $673 for the six months ended June 30, 2009, of which $809 for 2010 and $635 for 2009 were included in cost of sales and $38 for 2010 and $38 for 2009 were included in operating expenses.

Income from operations. As a result of the factors described above, operating loss amounted to $(224) for the six months ended June 30, 2010, as compared to operating income of $880 for the six months ended June 30, 2009, a decrease of approximately $1,104, or 125.45%.

Other income (expenses). Interest expense was $474 six months ended June 30, 2010, as compared with $405 for the six months ended June 30, 2009, reflecting increased borrowings. We had nominal interest income during the six months ended June 30, 2010 and 2009. Other income, which consisted of government grants, was $526 for the six months ended June 30, 2009 and none for the six months ended June 30, 2010. Other income for the six months ended June 30, 2010 also included $563 resulting from the change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities. Other expense was $2.9 for the six months ended June 30, 2010 and $1 for 2009.

Income tax.  During the six months ended June 30, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods.

Net income. As a result of the factors described above, our net loss for the six months ended June 30, 2010 was $(138), as compared to net income of $1,000 for the six months ended June 30, 2009, a decrease of $1,138, or 113.8%.

Deemed preferred dividend. As a result of the private placement on January 13, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,227 representing the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,551 representing the allocated value of the warrants.  The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow for the six months ended June 30, 2010.  There was no comparable item in the six months ended June 30, 2009.

Dividend. Pursuant to the terms of private offering, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $51 for the six months ended June 30, 2010.

Net income available to common shareholders.  Net loss available for common shareholders was $(332), or $(0.02) per share (basic and diluted), for the six months ended June 30, 2010 compared to net income of $1,000 , or $0.08 and $0.07 per share (basic and diluted), for the six months ended June 30, 2009.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements.  Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. At June 30, 2010, we had loans in the aggregate amount of $12.1 million outstanding, which included short term bank loans of $8.9 million, the current portion of a long term-loan of $1.6 million and a long-term loan of $1.6 million.  Our short-term bank loans, which are due in February 2011, bear interest at an annual rate of 12.213% as to $0.66 million of the principal and 6.903% as to $5.14 million of the principal due in June 2011.  We also have a $3.06 million short term bank loan due in July 2011, bearing interest at an annual rate of 6.903%.  The short-term bank loans are secured by a security interest on our fixed assets and land use rights.  We have also obtained a long-term bank loan, in the principal amount of $3.2 million, $1.6 million of which is due in October 2010 and the remainder in October 2011. We do not expect to be able to repay these loans at their respective maturity dates.  This loan bears interest at an annual rate of 6.75%.  Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.  In the event the loans are not extended and we default in our obligations the lenders could call the loans, foreclose on the collateral securing the loans and seek other remedies.  In such an event, our operations and financial conditions would be materially adversely affected and we would be forced to cease operations if alternative funding is not obtained.

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

At June 30, 2010, cash and cash equivalents were $8,059,541, as compared to $2,709,127 at December 31, 2009, an increase of 5,350,414.  Our working capital decreased by $4,362,632 to $7,597,540 at June 30, 2010 from a working capital of $11,960,172 at December 31, 2009.  Our cash position increased significantly, by $1,734,036 from $6,325,505 at June 30, 2009 to $8,059,541 at June 30, 2010, due  in part to the capital raise of $3.0 million in a private placement transactions in December 2009 and January 2010, additional borrowing from banks, as well as additional notes guarantee to certain suppliers.

Advance to suppliers increased from $790,767 at December 31, 2009 to $6,396,109 at June 30, 2010, an increase of $5,605,342. The increase reflects new notes guaranteeing future payable obligations as requested by certain of our suppliers to settle trade liabilities in respect of future deliveries to be incurred in the ordinary course; the notes are guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

Trade notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers.

Accounts payable increased from $2,005,583 at December 31, 2009 to $8,113,983 at June 30, 2010, an increase of $6,108,400. The increase is also associated with the notes guarantee obtained from bank but not yet paid to the suppliers, and the slowing of vendor payments due to the economic downturn.

The increase in cash reflects restricted cash supporting the bank guarantee of the advance to suppliers and also reflects the increase in the days outstanding of our payables, as the economic downturn has caused somewhat slower payment to our suppliers.

First two Quarters Ended June 30, 2010 Compared to First two Quarters Ended June 30, 2009

The following table sets forth information about our net cash flow for the years indicated (in thousands of dollars):

Cash Flows Data:
	For First two Quarters Ended June 30
	2010	2009
Net cash flows provided by operating activities	9,701,454	6,477,173
Net cash flows used in investing activities	(5,131,199)	(3,330,132)
Net cash flows provided by financing activities	752,538	3,127,948

Net cash flow provided by operating activities was $9,701,454 in first two quarters 2010 as compared to net cash flow provided by operating activities was $6,477,173 in first two quarters 2009, an increase of $3,224,281.   Net cash flow provided by operating activities in first two quarters 2010 was mainly due to an increase in trade notes payable of $7,315,567, a decrease in other receivable of $740,594, an increase in accounts payable and other payable of $5,870,586 and $859,069, respectively, and the add-back of non-cash items of depreciation and amortization of $847,372 and stock compensation of $384,700, offset by an increase in advance to suppliers of $5,582,909 and inventory of $172,484.

Net cash flow provided by operating activities in the six months ended June 30, 2009 was mainly due to our net income of $1,000,590, an increase in trade notes payable of $5,845,219, an increase in accounts payable and accrued expenses of $829,107 and an increase in advance from customers of $450,170, offset by an increase of accounts receivable of $535,950, other receivable of $716,403 and a decrease in taxes payable of $355,011.

Net cash flow provided by operating activities is sensitive to many factors, including our operating results, inventory management, ability to collect accounts receivable and timing of cash receipts and payments.  For the first two quarters ended June 30, 2010, the inventory turnover did not vary significantly from December 31, 2009.

Net cash flow used in investing activities was $5,131,199 for first two quarters 2010 and $3,330,020 for first two quarters 2009.  For 2010, approximately all of the $5 million cash flow was used in acquisition of land use rights. Net cash flow used in investing activities was $1,478,173 for the six months ended June 30, 2009, of which $1,629,192 was used to purchase properties and equipments and $1,700,828 was used in constructing new buildings.

Net cash flow provided by financing activities was $752,538 for first two quarters 2010.  Net proceeds from bank loans  amounted $273,931. We also received a net proceed of $505,250 by issuing common and Series B preferred stock to shareholders. Net cash flow provided by financing activities was $3,127,948 for first two quarters 2009. We received $67,900 from investor by issuing 70,000 shares of common stock pursuant to a share purchase agreement. We received repayment of $290,876 from a related party and borrowed an additional $2,769,172 bank loan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Ting Chen, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 29, 2010 and April 1, 2010, the Company issued 28,000 and 100,000 shares of common stock to Series B preferred stock shareholders upon exercise of warrants at $1.30.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 thereunder.

During the six months ended 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relations service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 16, 2010	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Ting Chen
Ting Chen
Chief Financial Officer