Form 10-Q
period 2010-09-30
China Carbon Graphite Group, Inc.
filed 2010-11-15
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,160,161 shares of common stock are issued and outstanding as of November 15, 2010.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37
Item 4	Controls and Procedures.	37

PART II - OTHER INFORMATION

Item 6.	Exhibits.	38

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Balance Sheets
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,092,008	$2,709,127
Trade accounts receivable, net	10,232,790	5,170,419
Notes receivable	544,368	248,452
Advance to suppliers, net	16,771,143	790,767
Inventories	21,581,548	16,430,754
Prepaid expenses	536,683	50,000
Other receivables	390,050	1,130,795
Total current assets	59,148,590	26,530,314

Property and equipment, net	23,188,137	23,913,965

Construction in progress	5,859,996	2,045,176

Land use rights, net	8,765,909	3,548,273
	$96,962,632	$56,037,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,709,364	$2,005,583
Advance from customers	4,465,923	1,084,206
Short term bank loans	32,859,150	8,573,901
Long term bank loan - current portion	-	1,613,566
Trade notes payable	7,485,000	-
Taxes payable	-	370,777
Other payables	1,725,830	922,109
Dividends payable	16,604	-
Total current liabilities	50,261,871	14,570,142

Long Term Liabilities
Accounts payable in long term	4,849,095	1,243,842
Long term bank loan	-	1,613,566
Warrant liabilities	355	708,091
Total liabilities	55,111,321	18,135,641

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, issued and outstanding 125,000 shares at December 31, 2009 and none at September 30, 2010, respectively	-	125
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 2,160,500 and 1,275,000 shares at December 31, 2009 and September 30, 2010, respectively	1,275	2,161
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 20,160,161 and 18,121,661 shares at September 30, 2010 and December 31, 2009, respectively	20,160	18,122
Deferred consulting fee	(166,100)	-
Additional paid-in capital	14,844,202	13,298,332
Accumulated other comprehensive income	5,826,338	5,037,062
Retained earnings	21,325,436	19,546,285
Total stockholders' equity	41,851,311	37,902,087
Total liabilities and stockholders' equity	$96,962,632	$56,037,728

The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income
For The Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Sales	$9,979,707	$5,580,776	$18,074,914	$12,131,938

Cost of Goods Sold	7,505,623	4,055,953	14,348,021	9,012,935
Gross Profit	2,474,084	1,524,823	3,726,893	3,119,003

Operating Expenses
Selling expenses	48,978	14,102	95,675	332,016
General and administrative	706,235	218,522	2,097,959	675,932
Depreciation and amortization	74,365	19,096	112,592	57,275
	829,578	251,720	2,306,226	1,065,223
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,644,506	1,273,103	1,420,667	2,053,780

Other Income (Expense)
Interest expense	(308,489)	(356,891)	(782,760)	(761,586)
Interest income	-	-	-	-
Other expense	(16)	-	(2,941)	(1,462)
Other income	556,038	19,053	556,038	545,122
Change in fair value of warrants	25,129	-	588,147	-
	272,662	(337,838)	358,484	(217,926)

Income Before Income Tax Expense	1,917,168	935,265	1,779,151	1,835,854

Income tax expense	-	-	-	-

Net income	$1,917,168	$935,265	$1,779,151	$1,835,854

Deemed preferred stock dividend	-	-	(132,778)	-

Dividend	(16,605)	-	(68,038)	-

Net income available to common shareholders	$1,900,563	$935,265	$1,578,335	$1,835,854

Other comprehensive income
Foreign currency translation loss	742,712	75,900	789,276	124,645
Total Comprehensive Income	$2,659,880	$1,011,165	$2,568,427	$1,960,499

Share data

Basic earnings per share	$0.09	$0.06	$0.08	$0.13

Diluted earnings per share	$0.09	$0.06	$0.08	$0.13

Weighted average common shares outstanding,
Basic	20,160,161	15,002,785	19,577,342	13,800,052

Weighted average common shares outstanding,
Diluted	21,435,161	15,085,202	20,852,342	14,392,450

The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net Income	$1,779,151	$1,835,854
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,308,000	1,021,937
Stock compensation	493,300	108,000
Change in fair value of warrants	(588,147)	-
Convertible preferred stock value change	169,167	-
Change in operating assets and liabilities
Accounts receivable	(4,870,117)	(1,966,455)
Notes receivable	(285,763)	(266,331)
Other receivables	750,697	(1,214,925)
Advance to suppliers	(15,686,872)	364,539
Inventory	(4,729,792)	(655,104)
Prepaid expenses	(44,504)	(47,200)
Accounts payable and accrued liabilities	1,633,720	920,090
Non-current accounts payable	3,066,461	773,324
Trade notes payable	7,355,000	5,847,013
Advance from customers	3,301,106	297,347
Taxes payable	(806,317)	(215,260)
Dividends payable	16,604	-
Other payables	835,049	471,259
Net cash provided by (used in) operating activities	(6,303,257)	7,274,088

Cash flows from investing activities
Acquisition of property and equipment	(2,942)	(1,438,549)
Acquisition of land use rights	(5,164,713)	-
Construction in progress	(3,707,297)	(2,635,286)
Net cash used in investing activities	(8,874,952)	(4,073,835)

Cash flows from financing activities
Proceeds from issuing common stock	166,400	67,900
Proceeds from issuing series B preferred stock	338,850	-
Proceeds from short term loan	22,072,355	5,116,137
Advance to related parties	-	290,965
Repayment of bank loans	(1,618,100)	(2,784,640)
Net cash provided by financing activities	20,959,505	2,690,362

Effect of exchange rate fluctuation	601,585	105,563

Net increase in cash	6,382,881	5,996,178

Cash and cash equivalents at beginning of period	2,709,127	51,799

Cash and cash equivalents at end of period	$9,092,008	$6,047,977

Supplemental disclosure of cash flow information

Interest paid	$782,760	$761,586
Income taxes paid	$-	$-

Non-cash financing activities:

Deemed preferred dividend reflected in paid-in capital	$(132,778)	$-

Reclassification of warrant liability from equity	$169,167	$-

Issuance of common stock for consulting fee	$493,300	$108,000

Deferred consulting fee reflected in paid-in capital	$166,100	$-

The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

1. Organizations and Business

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which 80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the nine months ended September 30, 2010 and 2009, Xingyong paid 100% of its net income to Yongle. Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the nine months ended at September 30, 2010 and 2009.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the nine months ended September 30, 2010 and 2009.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its operating expenses. For the nine months ended September 30, 2010 and 2009, shipping and handling costs were $95,675 and $318,604, respectively, and for the three months ended September 30, 2010 and 2009, these costs were $50,034 and $9,867, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

As of September 30, 2010, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	300,000	$2.67
“2009 Series B Warrants”	1,072,225	$1.30
“2010 Series B Warrants”	116,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0, $13, $79,650 and $10,913 at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $68,737 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $79,638 for the three months ended June 30, 2010 and a gain of $13 for the three months ended September 30, 2010.

The fair value of the 2009 Warrants to purchase 300,000 shares of common stock was $120, $6,430, $132,040 and $22,190 at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $109,850 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $125,610 for the three months ended June 30, 2010 and a gain of $6,310 for the three months ended September 30, 2010.

The fair value of the 2009 Series B Warrants to purchase 1,072,225 shares of common stock was $211, $17,144, $1,329,191 and $508,205 at September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The Company recognized a loss of $945,126 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $1,312,047 for the three months ended June 30, 2010 and a gain of $16,933 for the three months ended September 30, 2010.

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

The fair value of 2010 Series B Warrants was $24, $1,898 and $178,715 at September 30, 2010, June 30, 2010 and March 31, 2010 and $76,810 at the issuance date, respectively. As a result, the Company recognized a loss of $101,905 for the three months ended March 31, 2010 and a gain of $142,013 for the three months ended June 30, 2010 and a gain of $1,874 for the three months ended September 30, 2010.

In summary, the Company recorded a total amount of $588,147 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the nine months ended September 30, 2010.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
2007 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	2.29	2.43	2.75	3
Risk-free interest rate	0.18%	0.18%	0.16%	0.06%
Expected volatility	16%	21%	22%	19%

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
2009 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	3.96	4.3	4.5	4.75
Risk-free interest rate	0.18%	0.18%	0.16%	0.06%
Expected volatility	16%	21%	22%	19%

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
2009 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	4.23	4.5	4.75	5
Risk-free interest rate	0.18%	0.18%	0.16%	0.06%
Expected volatility	16%	21%	22%	19%

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
2010 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	4.28	4.54	4.8	-
Risk-free interest rate	0.18%	0.18%	0.16%	-%
Expected volatility	16%	21%	22%	-%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of September 30, 2010.

	Carrying Value at	Fair Value Measurement at
	September 30,	September 30, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$355	-	-	$355

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 1,613,225 shares of common stock at exercise prices ranging from $1.30- $3.00 per share. The Company uses the if-converted method to calculate the dilutive preferred stock and the treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30
	2010	2009
Weighted average shares of common stock outstanding (basic)	19,577,342	13,800,052
Shares issuable upon conversion of series A preferred stock	-	125,000
Shares issuable upon conversion of series B preferred stock	1,275,000	-
Shares issuable upon exercise of warrants	-	467,398
Weighted average shares of common stock outstanding (diluted)	20,852,342	14,392,450
Net income available to common shareholders	$1,578,335	$1,835,854
Net income per shares of common stock (Basic)	$0.08	$0.13
Net income per shares of common stock (diluted)	$0.08	$0.13

For the nine months ended September 30, 2010, the Company did not include any shares of common stock issuable upon exercise of warrants, since such issuance would be anti dilutive.

Accumulated other comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

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

For the nine months ended September 30, 2010, two customers accounted for 10% or more of sales revenues, representing 25.7% and 23.6%, respectively of the total sales. For the three months ended September 30, 2010, four customers accounted for 10% or more of sales revenues, representing 34.0%, 25.0%, 14.0%, and 11.0%, respectively of the total sales. As of September 30, 2010, there were two customers that constitute 23.3% and 14.3% of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4% and 14% respectively of the accounts receivable.

For the nine months ended September 30, 2010 and 2009, the Company had insurance expense of $75,070 and $2,132 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.    Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the nine months ended September 30, 2010 and 2009, the enterprise income tax at the statutory rates would have been approximately $401,362 and $310,041, respectively, and for the three months ended September 30, 2010 and 2009, the enterprise income tax at the statutory rates would have been approximately $365,265 and $137,784, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Nine months ended September 30,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$401,362	$310,041
Benefit of tax holiday	(401,362)	(310,041)
Income tax expenses per books	$-	$-

	Three months ended September 30,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$365,265	$137,784
Benefit of tax holiday	(365,265)	(137,784)
Income tax expenses per books	$-	$-

6.    Trade Accounts Receivable - net

As of September 30, 2010 and December 31, 2009, trade accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
Amount outstanding	$11,250,960	$6,168,102
Bad debt provision	(1,018,170)	(997,683)
Net amount	$10,232,790	$5,170,419

For the nine months ended September 30, 2010, no bad debt provision on account receivable. The difference between bad debt provision at September 30, 2010 and December 31, 2009 is solely due to the fluctuation of foreign currency exchange rates.

For the nine months ended September 30, 2009, bad debt provision of approximately $26,810 was recovered.

7.    Advance to suppliers, net

As of September 30, 2010 and December 31, 2009, advance to suppliers consisted of the following:

	September 30, 2010	December 31, 2009
Amount outstanding	$16,808,607	$827,477
Bad debt provision	(37,464)	(36,710)
Net amount	$16,771,143	$790,767

For the three and nine months ended September 30, 2010 and 2009, no additional bad debt provision on advance to suppliers was charged to expenses. The difference between bad debt provision at September 30, 2010 and December 31, 2010 is solely due to the fluctuation of foreign currency exchange rate.

8.   Inventories

As of September 30, 2010 and December 31, 2009, inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$5,458,291	$1,953,374
Work in progress	14,287,876	12,531,362
Finished goods	1,779,143	1,891,706
Repair Parts	56,238	54,312
	$21,581,548	$16,430,754

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

9.    Property and Equipment, net

As of September 30, 2010 and December 31, 2009, property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Building	$11,453,455	$11,201,405
Machinery and equipment	21,394,666	20,961,237
Motor vehicles	41,916	41,073
Construction in progress	5,859,996	2,045,176
	38,750,033	34,248,891
Less: Accumulated depreciation	9,701,900	8,289,750
	$29,048,133	$25,959,141

For the nine months ended September 30, 2010, depreciation expense amounted to $1,223,649 and $1,220,353 was charged to cost of goods sold. For the three months ended September 30, 2010, depreciation expense amounted to $414,503 and $411,207 was charged to cost of goods sold.

For the nine months ended September 30, 2009, depreciation expense amounted to $635,329 and $601,822 was charged to cost of goods sold. For the three months ended September 30, 2009, depreciation expense amounted to $326,054 and $294,373 was charged to cost of goods sold.

10.  Land Use Right

As of September 30, 2010 and December 31, 2009, land use rights consist of the following:

	September 30, 2010	December 31, 2009
Land Use Right	$9,166,560	$3,830,836
Less: Accumulated amortization	400,651	282,563
	$8,765,909	$3,548,273

For the nine months ended September 30, 2010 and 2009, amortization expenses were $109,296 and $57,275, respectively. For the three months ended September 30, 2010 and 2009, amortization expenses were $71,069 and $19,096, respectively.

Future amortization of the land use rights is as follows:

12-month period ended September 30,
2011	$184,188
2012	184,188
2013	184,188
2014	184,188
2015	184,188
2016 and thereafter	7,844,969
Total	$8,765,909

11.  Stockholders’ equity

(a) Restated Articles of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated articles of incorporation give the directors the authority to issue one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of each set. The board of directors has designated the rights, preferences, privileges and limitation of two series of preferred stock -- the series A convertible preferred stock (“series A preferred stock”) and the series B convertible preferred stock (“series B preferred stock”).

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

During the nine months ended 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $659,400 was recorded. As of September 30, 2010, there was still $166,100 to be amortized during 2010 and it is recorded as deferred consulting fee in equity.

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

As previously disclosed, we entered into a letter of inent to acquire China Carbon Graphite Ltd. Negotiations relating to the potential acquistion are still ongoing and it is not certain that this acquisition will be consummated in 2010 if at all.

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

12.  Short-term bank loans

As of September 30, 2010 and December 31, 2009, short term loans consisted of the following:

	September 30, 2010	December 31, 2009

Bank loans dated September 6, 2010, due September 5, 2011 with an interest rate of 5.41%, interest payable monthly.	$5,988,000	$-

Bank loans dated August 23, 2010, due August 22, 2011 with an interest rate of 5.31%, interest payable monthly.	5,988,000	-

Bank loans dated August 6, 2010, due August 5, 2011 with an interest rate of 5.31%, interest payable monthly.	5,988,000	-

Bank loans dated September 16, 2010, due September 15, 2011 with an interest rate of 5.31%, interest payable monthly.	8,982,000	-

Bank loan dated June 17, 2010, due June 10, 2011 with an interest rate of 6.903%, interest payable quarterly, secured by equipment and land use rights	5,239,500	-

Bank loans dated February 11, 2010, due February 8, 2011 with an interest rate of 12.213%, interest payable monthly, secured by property and equipment and land use rights	673,650	-

Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights		5,173,072

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		3,439,829
	$32,859,150	$8,573,901

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010.  The first of these loans was for $5.988 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011.  The second loan was for $5.988 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $5.988 million on September 6, 2010 at an interest rate of 5.41% per year and has a maturity date of September 5, 2011.  The fourth loan was for $8.982 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011.  Interest on each loan is payable monthly.  Each of these loans will be renewable at the lender’s discretion.  The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type. Proceeds of the loans will be used by us to purchase raw materials, specifically focusing on higher purity graphite and fine grain graphite materials.

13.  Long-term bank loan

	September 30, 2010	December 31, 2009
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly, secured by property and equipment and land use rights.	$-	$3,227,132
Less: current portion	-	(1,613,566)
Non-current portion	$-	$1,613,566

14.  Trade notes payable

As of September 30, 2010 and December 31, 2009, trade notes payable were $7,485,000 and $0. The Company was requested by certain of its suppliers to settle trade liabilities incurred in the ordinary course of business by issuance of notes guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

15.  Subsequent Events

There are no material subsequent events. The Company has evaluated subsequent events from the balance sheet date through the date the report is issued.

Item 2.   Management’s Discussion and Analysis Financial Condition and Results of Operations.

Caution Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Overview

We are engaged in the manufacture of graphite based products in the People’s Republic of China.  Our products are either used in the manufacturing process for other products, particularly metals, or for incorporation in various types of products or processes. Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China~~’~~’s largest producers and suppliers of graphite products overall.  We currently manufacture and sell the following types of graphite products:

☐	graphite electrodes;

☐	fine grain graphite ; and

☐	high purity graphite.

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

Until the third quarter of 2008, we experienced rapid growth in our operations.  From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. Specifically, we had a significant decline in sales of graphite electrodes. The industry started to recover in 2010, and in particular during the third quarter of 2010. We experienced increased sales of our different product types during the three months ended September 30, 2010 including a disproportionate increase in sales of lower margin semi-processed graphite products and graphite blanks, which would explain the decrease in our profit margins during the third quarter of 2010 as compared to 2009.

We expect the increased demand in higher margin ultra graphite electrode and fine grain and high purity graphite products to extend through 2010, primarily due to anticipated growth in the iron and steel automobile, aerospace ad defense industries in the PRC. As dicussed below under "Recent Developments" we anticipate increasing our production capacity in the near future in order to take advantage of these industry trends. In addition, we have attempted to position ourselves during the period of increased market demand by obtaining short term loans in the aggregate of approximately $24 million from local bank in China during the nine months ended September 30, 2010.

As previously disclosed, we entered a letter of intent to acquire Chiyu Carbon Graphite Ltd. Negotiations relative to this potential acquisition are still ongoing. It is not certain that this acquistion wil be consumated in 2010, if at all.

Recent Development

The Company has started construction on new forming and baking plants with an initial budgeted investment outlay of approximately $13.5 million since beginning of September 2010. The expansion will further increase the company’s production capacity to meet the growing demand for high purity products in the global market. Construction for both plants is planned to be completed by the end of June 2011.  The budget for the forming and baking plants is $6 million and $7.5 million, respectively. The new forming plant will specialize in manufacturing large size ultra high graphite electrodes, high purity graphite and fine gain graphite. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length, and will include 30,000 tons capacity, making it the largest baking plant in China’s graphite industry.

Currently, steel plants in China have been upgrading their furnace facilities and created a high demand for large size ultra high graphite electrode, which are different products from general graphite electrode. The margin of large size ultra high graphite electrode is high due to the shortage of supply to the demand. We estimate the trend will continue for the near future. Our new forming plant will specialize in manufacturing high margin products including large size ultra high graphite electrode, high purity graphite and fine gain graphite.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of September 30, 2010 or December 31, 2009.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2010 and 2009 has not been significant.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)." The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material effect on the Company's consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)." The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167. The deferral is effective as of the beginning of a reporting entity's first annul period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167. Early application it not permitted. The provisions of ASU 2010-10 are effective for the Company beginning in 2010. The adoption of ASU 2010-10 did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivative and Hedging (Topic 815)." All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of such standard does not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended September 30,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$9,980	100.00%	$5,581	100.0%
Cost of sales	7,506	75.21%	4,056	72.68%
Gross profit	2,474	24.79%	1,525	27.32%
Operating expenses	830	8.32%	252	4.51%
Income from operations	1,644	16.47%	1,273	22.81%
Other income	556	5.57%	19	0.34%
Change in fair value of warrants	25	0.25%	-	-%
Other expense	-	-%	-	-%
Interest expense	(308)	(3.09)%	(357)	(6.40)%
Income before income tax expense	1,917	19.21%	935	16.75%
Provision for income taxes	-	-%	-	-%
Net income	$1,917	19.21%	$935	16.75%
Dividend	(17)	(0.17)%	-	-%
Net income available to common shareholders	$1,900	19.04%	$-	-%
Foreign currency translation adjustment	743	7.44%	76	1.36%
Comprehensive income	$2,660	26.65%	$1,011	18.12%

Sales.

During the three months ended September 30, 2010, we had sales of $9,980 as compared to sales of $5,581 for the three months ended September 30, 2009, an increase of $4,399, or approximately 78.82%. Our revenue was generated mainly from sales of fine grain graphite, graphite blanks and semi-processed graphite products. Sales increase was attributable primarily to new customer development and market recovery.

For the three months ended September 30, 2010, four customers accounted for 10% or more of sales revenues, representing 34.0%, 25.0%, 14.0%, and 11.0%, respectively of the total sales.  As of September 30, 2010, there were two customers that constitute 23.3% and 14.3% of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4% and 14% respectively of the accounts receivable.

Cost of sales; gross margin.

During the three months ended September 30, 2010, our cost of sales was $7,506, as compared to $4,056 during the three months ended September 30, 2009, an increase of $3,450, or 85.05%. As a result of our increased sales, our gross profit increased $949, or 62.25%, for the three months ended September 30, 2010. Our gross margin decreased from 27.32% for the three months ended September 30, 2009 to 24.79% for the three months ended September 30, 2010. The decrease was associated with change in product mix as disclosed in the Overview, compared to the three months ended September 30, 2009. During the three months ended September 30, 2010, we increased sales of semi-processed graphite products that have lower gross margin.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $830 for the three months ended September 30, 2010, as compared to $252 for the three months ended September 30, 2009, an increase of $578, or approximately 229.56%.The increase was due to higher shipping and handling expenses.

Income from operations.

As a result of the factors described above, operating income amounted to $1,644 for the three months ended September 30, 2010, as compared to operating income of $1,273 for the three months ended September 30, 2009, an increase of approximately $371, or 29.17%. Increase in operating income was primarily due to increase in sales, offset by the decline in gross margin.

Income tax.

During the three months ended September 30, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods..

Net income.

As a result of the factors described above, our net income for the three months ended September 30, 2010 was $1,917, as compared to $935 for the three months ended September 30, 2009, an increase of $982, or 104.99%.

Foreign currency translation gain

Our foreign currency translation gain for the three months ended September 30, 2010 was $743, as compared to $76 for the three months ended September 30, 2009, an increase of $667, or 878.54%. The reason for the increased foreign currency translation gain is due to increased equity and increased value of RMB currency during the three months ended September 30, 2010 compared to the same period last year.

Dividend.

Pursuant to the terms of a private offering we consummated on December 22, 2009 and January 13, 2010, the Series B preferred stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $17 for the three months ended September 30, 2010.

Net income available to common shareholders.

Net income available for common shareholders was $1,900, or $0.09 per share (basic and diluted), for the three months ended September 30, 2010 compared to net income of $935, or $0.06 per share (basic and diluted), for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Nine months ended September 30,
	2010		2009
	US Dollars	Percentage	US Dollars	Percentage
Sales	$18,075	100.00%	$12,132	100.0%
Cost of sales	14,348	79.38%	9,013	74.29%
Gross profit	3,727	20.62%	3,119	25.71%
Operating expenses	2,306	12.76%	1,065	8.78%
Income from operations	1,421	7.86%	2,054	16.93%
Other income	556	3.08%	545	4.49%
Change in fair value of warrants	588	3.25%	-	-%
Other expense	(3)	(0.02)%	(1)	(0.01)%
Interest expense	(783)	(4.33)%	(762)	(6.28)%
Income before income tax expense	1,779	9.84%	1,836	15.13%
Provision for income taxes	-	-%	-	-%
Net income	$1,779	9.84%	$1,836	15.13%
Deemed preferred stock dividend	(133)	(0.74)%	-	-%
Dividend	(68)	(0.38)%	-	-%
Net income available to common shareholders	1,578	8.73%	1,836	15.13%
Foreign currency translation adjustment	789	4.37%	125	1.03%
Comprehensive income	$2,567	14.20%	$1,961	16.16%

Sales.

During the nine months ended September 30, 2010, we had sales of $18,075, as compared to sales of $12,132 for the nine months ended September 30, 2009, an increase of $5,943 or approximately 48.99%. We experienced a significant increase in the demand during the nine months ended September 30, 2010 resulting from the market recovery and new clients development, especially during the third quarter ended September 30, 2010.

For the nine months ended September 30, 2010, two customers accounted for 10% or more of sales revenues, representing 25.7% and 23.6%, respectively of the total sales.

Cost of sales; gross margin.

During the nine months ended September 30, 2010, our cost of sales was $14,348, as compared to $9,013 during the nine months ended September 30, 2009, an increase of $5,335, or 59.19%. As a result of our increased revenues, our gross profit increased $608, or 19.49%, for the nine months ended September 30, 2010. Our gross margin decreased from 25.71% for the nine months ended September 30, 2009 to 20.62% for the nine months ended September 30, 2010. The decrease of gross profit is due to the variance in production mix, as in the nine months ended September 30, 2010 we sold a greater proportion of lower margin semi-processed products.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $2,306 for the nine months ended September 30, 2010, as compared to $1,065 for the nine months ended September 30, 2009, an increase of $1,241, or approximately 116.50%.

Selling expenses decreased from $332 for the nine months ended September 30, 2009 to $96 for the nine months ended September 30, 2010, or 71.08%. The decrease was due to a decrease in shipping and handling fees in the first three quarters of 2010 compared to the same period in 2009. In the first three quarters of 2010 more products were picked up by customers, which caused less shipping and handling fee.

General and administrative expenses were $2,098 for the nine months ended September 30, 2010, compared to $676 for the nine months ended September 30, 2009. The increase in general administrative expense was primarily due to the increase in costs associated with a private offering, public company expenses, stock compensations and higher expenses to develop more sales.

Income from operations.

As a result of the factors described above, operating income amounted to $1,421 for the nine months ended September 30, 2010, as compared to operating income of $2,054 for the nine months ended September 30, 2009, a decrease of approximately $633, or 30.83%.

Income tax.

During the nine months ended September 30, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods.

Net income.

As a result of the factors described above, our net income for the nine months ended September 30, 2010 was $1,779, as compared to net income of $1,836 for the nine months ended September 30, 2009, a decrease of $57, or 3.09%.

Foreign currency translation gain

Our foreign currency translation gain for the nine months ended September 30, 2010 was $789, as compared to $125 for the three months ended September 30, 2009, an increase of $664, or 533.22%. The reason for the increased foreign currency translation gain is due to increased equity and increased value of RMB currency during the nine months ended September 30, 2010 compared to the same period last year.

Deemed preferred dividend.

As a result of the private placement on January 13, 2010, we incurred a preferred stock deemed dividend of $133, of which $86 representing the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $47 representing the allocated value of the warrants. The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow for the nine months ended September 30, 2010. There was no comparable item in the nine months ended September 30, 2009.

Dividend.

Pursuant to the terms of private offering, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $68 for the nine months ended September 30, 2010.

Net income available to common shareholders.

Net income available for common shareholders was $1,578, or $0.08 per share (basic and diluted), for the nine months ended September 30, 2010 compared to net income of $1,836, or $0.13 per share (basic and diluted), for the nine months ended September 30, 2009.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. At September 30, 2010, we had short term loans in the aggregate amount of $32.86 million outstanding, as described below.

We have short term bank loans of $0.66 million which are due in February 2011 and bear interest at an annual rate of 12.213% and of $5.239 million bearing interest at 6.903% and due in June 2011. The short-term bank loans are secured by a security interest in certain equipment, property and land use rights.

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010.  The first of these loans was for $5.988 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011.  The second loan was for $5.988 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $5.988 million on September 6, 2010 at an interest rate of 5.41% per year and has a maturity date of September 5, 2011.  The fourth loan was for $8.982 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011.  Interest on each loan is payable monthly.  Each of these loans will be renewable at the lender’s discretion.  The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type.  Proceeds of the loans will be used by us to purchase raw materials, specifically focusing on higher purity graphite and fine grain graphite materials.

We have also obtained a long-term bank loan, in the principal amount of $3.2 million, $1.6 million of which was due in October 2010 and the remainder of which is due in October 2011. This loan bears interest at an annual rate of 6.75%.   This loan was paid in full by September 30, 2010.

Historically we had rolled over our short term loans on an annual basis. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.  In the event the loans are not extended and we default in our obligations the lenders could call the loans, foreclose on the collateral securing the loans and seek other remedies.  In such an event, our operations and financial conditions would be materially adversely affected and we would be forced to cease operations if alternative funding is not obtained.

We expect that anticipated cash flows from operations, short-term and long-term bank loans and loans from a related party will be sufficient to fund our operations through at least the next twelve months, provided that:

☐☐☐	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

☐☐☐	Our banks continue to provide us with the necessary working capital financing; and

☐☐☐	We are able to generate savings by improving the efficiency of our operations.

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

At September 30, 2010, cash and cash equivalents were $9,092,008, as compared to $2,709,127 at December 31, 2009, an increase of $6,382,881. Our working capital decreased by $3,073,453 to $8,886,719 at September 30, 2010 from a working capital of $11,960,172 at December 31, 2009. Our cash position increased significantly due in part to the capital raise of $3.0 million in a private placement transaction in December 2009 and January 2010, additional borrowing from banks, as well as additional notes guarantee to certain suppliers.

As of September 30, 2010, accounts receivable, net of allowance, was $10,232,790, as compared to $5,170,419 at September 30, 2009, an increase of $5,062,371, or 97.91%. The increase was due to increased sales of high purity graphite and fine grain graphite  products.

As of September 30, 2010, inventories were $21,581,548, as compared to $16,430,754 at September 30, 2009, an increase of $5,150,794, or 31.35%. The Company has prepared more inventories to be better prepared for increased demand of the slaes.

As of September 30, 2010, prepaid expenses were $536,683, as compared to $50,000 at September 30, 2009, an increase of $468,683, or 973.37%. The increased prepaid expenses are mainly prepaid VAT taxes.

Advance to suppliers increased from $790,767 at December 31, 2009 to $16,771,143 at September 30, 2010, an increase of $15,980,376. The increase reflects new notes guaranteeing future payable obligations as requested by certain of our suppliers to settle trade liabilities in respect of future deliveries to be incurred in the ordinary course; the notes are guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance.

Trade notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers.

Accounts payable increased from $2,005,583 at December 31, 2009 to $3,709,364 at September 30, 2010, an increase of $1,703,781. The increase is also associated with the notes guarantee obtained from bank for payables not yet paid to the suppliers, and the increasing of vendor payments due to the economic reocvery.

First Three Quarters Ended September 30, 2010 Compared to First Three Quarters Ended September 30, 2009

The following table sets forth information about our net cash flow for the years indicated (in thousands of dollars):

Cash Flows Data:
	For First Three Quarters Ended September 30
	2010	2009
Net cash flows provided by (used in) operating activities	(6,303,257)	7,274,088
Net cash flows used in investing activities	(8,874,952)	(4,073,835)
Net cash flows provided by financing activities	20,959,505	2,690,362

Net cash flow used in operating activities was $6,303,257 in the first three quarters of 2010 as compared to net cash flow provided by operating activities of $7,274,088 in the first three quarters 2009, a decrease of $13,577,345. The decrease is mainly due to increased advance to suppliers.

Net cash flow used in investing activities was $8,874,952 for the first three quarters of 2010 and $4,073,835 for the first three quarters of 2009. The increase is mainly because in the first three quarters 2010, approximately $5 million was used in acquisition of land use rights in connection with the construction of our new plants.

Net cash flow provided by financing activities was $20,959,505 for the first three quarters of 2010, compared to $2,690,362 provided by financing activities for the first three quarters of 2009.  The increase is mainly due to increased loan and an equity financing.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Zhen Fang Yang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting previously disclosed in our SEC reports, our disclosure controls and procedures were not effective as of September 30, 2010.

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

PART II – OTHER INFORMATION

Item 5. Other Information

Form 8-K Item 1.01 Entry into a Material Definitive Agreement.

As described more fully in Part I Item 2 under the heanding “Liquidity and Capital Resources”, in the third quarter of 2010 the Company entered into four loan agreements with China Construction Bank under which the Company may borrow up to a total of $27 million.

Item 6. Exhibits

10.1	Loan Agreement, dated August 6, 2010, between China Carbon Graphite Group Inc. and China Construction Banks
10.2	Loan Agreement, dated August 23, 2010, between China Carbon Graphite Group Inc. and China Construction Banks
10.3	Loan Agreement, dated September 6, 2010, between China Carbon Graphite Group Inc. and China Construction Banks
10.4	Loan Agreement, dated September 16, 2010, between China Carbon Graphite Group Inc. and China Construction Banks
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Interim Chief Financial Officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 15, 2010	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 15, 2010	By:	/s/ ZhenfangYang
Zhenfang Yang
Interim Chief Financial Officer