Form 10-K
period 2010-12-31
China Carbon Graphite Group, Inc.
filed 2011-04-15
CIK 1284450

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  333-114564

CHINA CARBON GRAPHITE GROUP, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

 China Carbon Graphite Group, Inc.

c/o Xinghe Yongle Carbon Co., Ltd.
787 Xicheng Wai
Chengguantown
Xinghe County
Inner Mongolia, China

 (Address of principal executive office)

(86) 474-7209723
 (Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐  No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 10,656,749. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2010 was $7,459,724.

The number of shares of the registrant’s common stock outstanding as of April 11, 2011 was 22,133,039.

DOCUMENTS INCORPORATED BY REFERENCE: None

CHINA CARBON GRAPHITE GROUP, INC.

2010 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this annual report to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”) and Xinghe Yongle Carbon Co., Ltd. (“Yongle”), and its controlled entity, Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), which is a variable interest entity that entered into contractual arrangements with Yongle and whose financial statements are consolidated with ours.

Our business is conducted in China “.RMB” refers to Renminbi yuan, the legal currency of China. Our financial statements are presented in United States dollars in accordance with US GAAP.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets.

PART I

ITEM 1. Business.

Overview of Our Business

We are engaged in the manufacture of graphite-based products in the People’s Republic of China.  Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

	Graphite electrodes;

	fine grain graphite; and

	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2010, our revenues and profits improved from 2009 due to an increase in demand for our products due to improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations” in Item 2.

Our Growth Strategy

In 2011, our primary strategy is to double our current production capacity following the interior construction of, and installation of equipment, in our new facility, to seek to acquire and vertically integrate a local natural graphite mine, and to continue to improve gross profits by further adjusting our product mix toward higher margin products.  Our long-term strategy is to:

•	initiate production and sales of ultra-high graphite electrodes with a diameter ranging from 600 to 800mm;

•	increase production capacity of our existing fine grain graphite and high-purity graphite products;

•	vertically integrate raw material providers with the objective of becoming a vertically integrated leader in the Chinese graphite industry;

•	improve our gross profits by continuing to focus on higher margin products such as ultra high graphite electrodes, fine grain graphite and high purity graphite; and

•	develop isostatic graphite, including solar, nuclear and semiconductor products.

We believe that the profit margin on isostatic graphite products would be significantly higher than the profit margins of our current line of products. There are currently 13 nuclear power plants in China, with 25 more plants currently under construction.  Each of China’s 13 operating nuclear power reactors requires at least 10,000 tons of nuclear graphite every year. These power plants currently purchase their nuclear graphite from manufacturers in foreign countries, including Japan, Germany and the United States, which involves greater costs than purchasing from local Chinese companies.  We know of only one graphite manufacturer in China that currently produces nuclear graphite that meets the specifications of these power plants. Only graphite rods with a diameter of more than 840 millimeters and a purity of more than 99.9999% may be used in nuclear power reactors. To date, we have produced only samples that meet these standards.  The largest graphite that we currently produce in large quantities that contains such a high level of purity has a diameter of 600 millimeters.

In January 2011, we completed the exterior construction of a production plant, whose annual production capacity is expected to be 30,000 tons. We intend to start installation and shakedown testing of a 4200-ton compressor and 36 annular kilns in this facility in the near future. The new facilities are expected to begin production by August 2011, subject to potential further delays in the installation of equipment, the hiring of additional employees, orders from customers, or other delays involved in construction, installation or production in a new facility. The new plant is expected to be used to manufacture a new product, ultra-high graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China's first domestic producer of 800 mm diameter ultra-high electrodes and will further strengthen the Company's leading position in China's fine grain graphite market. After the expansion, the Company is expected to have a 60,000 ton production capacity. The Company is currently operating at 100% production capacity of 30,000 tons annually.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

Organizational Structure

We were incorporated in Nevada on February 13, 2003 as Achievers Magazine Inc. On December 17, 2007, we completed a reverse merger transaction with Talent International Investment Limited, or Talent, a company incorporated in the British Virgin Islands on February 1, 2007. Following the reverse merger, our name was changed to China Carbon Graphite Group, Inc.

As a result of the reverse merger, we wholly own Talent. Talent wholly owns Xinghe Yongle Carbon Co., Ltd., or Yongle, a wholly foreign owned enterprise organized under the laws of the PRC on September 18, 2007. On December 14, 2007, Yongle executed a series of exclusive contractual agreements with Xinghe Xingyong Carbon Co., Ltd., or Xingyong, an operating company organized under the laws of the PRC. Xingyong was founded in 1986 as a state-owned company and converted into a private enterprise in 2001.

 PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through Xingyong. Xingyong has the licenses and approvals necessary to operate its business in the PRC. We have contractual arrangements with Xingyong and its stockholders pursuant to which we have the ability to substantially influence Xingyong’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, we are able to control Xingyong. Consequently, we consolidate Xingyong’s financial statements with our financial statements. There are certain risks related to these contractual obligations.  See “Risk Factors—Risks Related to Our Capital Structure” in Item 1A below.

Xingyong’s principal stockholder is Dengyong Jin, our former chief executive officer who, together with family members, controls Sincere Investment (PTC), Ltd., which owns approximately 47% of the outstanding shares of our common stock.

On December 14, 2007, we entered into the following contractual arrangements:

Business Operations Agreement

Pursuant to this agreement, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiations between the parties.  In each of 2008. 2009 and 2010, Xingyong paid 100% of its net income to Yongle. In order to guarantee Xingyong’s performance under this agreement, the stockholders of Xingyong agreed to obtain Yongle’s written consent prior to allowing Xingyong to enter into any transaction, which may materially affect Xingyong’s assets, obligations, rights or operations.

Option Agreement

Pursuant to the option agreement, Yongle was granted an exclusive option to purchase all of the capital stock of Xingyong at the lowest price permitted by PRC laws applicable at the time of the exercise of such option. Yongle may exercise such option, in part or whole, at any time until December 2017.

Share Pledge Agreement

Under the share pledge agreement, the stockholders of Xingyong pledged all of their equity interests in Xingyong to Yongle to guarantee Xingyong’s performance of its obligations under all other related agreements by and between Yongle and Xingyong.  None of these shares may be transferred without the permission of Yongle.

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Industrial Uses of Graphite

Graphite is considered to be the purest form of carbon. We manufacture our graphite products by using a high temperature process whereby the heavy hydrocarbons are broken down into simpler molecules. The resulting product provides us with a pure grade of carbon, which we use to make our products. Graphite is an excellent conductor of heat and electricity and has a high melting temperature of 3,500 degrees Celsius. It is extremely resistant to acid, chemically inert and highly refractory. The utility of graphite is dependent largely upon its type.

There are three principal types of natural graphite, each occurring in different types of ore deposit:

	Crystalline flake graphite, or flake graphite, occurs as isolated, flat, plate-like particles with hexagonal edges if unbroken and when broken the edges can be irregular or angular.


Amorphous graphite occurs as fine particles and is the result of thermal metamorphism of coal, the last stage of coalification, and is sometimes called meta-anthracite. Very fine flake graphite is sometimes called amorphous in the trade.

	Lump graphite, or vein graphite, occurs in fissure veins or fractures and appears as massive platy intergrowths of fibrous or acicular crystalline aggregates, and is probably hydrothermal in origin.

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

The flake type graphite is found to possess extremely low resistivity to electrical conductance. The electrical resistivity decreases with the increase of flaky particles. The bulk density decreases progressively as the particles become flakier. Because of this property in flake graphite, it is used in the manufacture of carbon electrodes, plates and brushes required in the electrical industry and dry cell batteries. Flake graphite has been replaced to some extent by synthetic, amorphous, crystalline graphite and acetylene black in the manufacture of plates and brushes.

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

Our Products

We currently manufacture and sell the following types of graphite products:

	graphite electrodes;

	fine grain graphite; and

	high purity graphite.

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

In June 2009, we launched production of newly developed fine grain graphite rods with a length of 3,500 millimeters and a purity level up to 99.99%. Based on informal discussions with others in our industry, we believe that these rods are currently the largest available in China’s graphite market. We are also currently building a new plant to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800mm. This new plant is expected to have technologically advanced equipment capable of producing ultra-high electrodes with a diameter as large as 800 mm and rounded fine grain electrodes with a diameter as large as 600 mm. Following the completion of this expansion, we believe we will be China's first domestic producer of 800 mm diameter ultra-high electrodes.  Such expansion will also further strengthen our position in China's graphite market.

Our Manufacturing Facility

We currently manufacture all of our products in our Inner Mongolia facility. In 2009, our facility had the capacity to produce 15,000 tons of materials annually, in the aggregate. In 2010, our facility production capacity was doubled to 30,000 tons. We are currently operating at 100% production capacity. The Company is also currently building a new plant to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800mm. This new plant is expected to start operating in June 2011 and with a capacity to produce about 30,000 tons annually.

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

Our Raw Materials and Suppliers

Our principal raw materials are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase all of our raw materials from domestic Chinese suppliers.  We do not have any long-term contracts with our suppliers.  As a result, the cost of our raw materials is not fixed.  Recently, raw material prices have increased, and we expect this trend to continue.  If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins.  In times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

In 2010, 90% of our raw materials were provided by the following four suppliers (dollars in thousands):

Name	Cost of Supplies	Percentage of Total Cost of Supplies
Tianjin Longhui Graphite Products Company	$6.969	28%
China Jinxi Petrochemical Inc.	$5,984	24%
Shanxi Wenshuitai Chemical Inc.	$5,389	21%
Shanghai Hongte Chemical Inc.	$4,321	17%

No suppliers accounted for 10% or more of our total raw material purchases in 2009.

As seen in the table above, substantially all of our supplies in 2010 were purchased from four suppliers. Nonetheless, because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

In the third and fourth quarters of 2010, we used cash provided by bank loans to purchase inventory and to pay advances to suppliers for materials to lock in raw material costs.

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

Our distributors and customers generally purchase on credit, depending on their credit history and volume of purchases from us.  During 2010, as a result of the global economic recovery and the expansion of our production capacity, we experienced an increased demand of our products and increased sales. This led to an increase in our net accounts receivable from $5.2 million at December 31, 2009 to $6.2 million at December 31, 2010.

Sales to four of our distributors in 2010 and two distributors in 2009 accounted for 10% or more of our net sales in 2010 as follows (dollars in thousands):

	2010		2009
Name	Sales	Percent of Net Sales	Sales	Percent oNet Sales
Changzhou Zhenrun Carbon Products Sales Co., Ltd.	$7,412	24%	$3,337	22%
He Ming Advanced Materials, Ltd.	$4,941	16%	$3,052	20%
Chang Sheyuan	$3,706	12%	-	-
Tianjin Shunhai Carbon Technology Inc.	$3,088	10%	-	-

As seen in the table above, approximately 62% of our sales in 2010 were sold to four distributors. We do not have long-term agreements with these distributors.  Consequently, if orders from these distributors decreases, our business could be harmed.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising.  Our sales force consists of eleven people located at our Inner Mongolia facility who market our products primarily to distributors, and, to a lesser extent, end users, in the PRC. Our marketing effort is oriented toward working with distributors, who purchase our products and then sell them to end users in China and in foreign countries, including Japan, the United States, Spain, England, South Korea and India.

Research and Development

We have entered into a technology cooperation agreement with Hunan University, which sets forth the terms pursuant to which the university provides us with basic research and we perform experiments based upon their research. We also have a similar informal relationship with Qinghua University. The research that these universities are currently engaged in focuses on the development of high purity graphite with a diameter of 840 millimeters. A diameter of more than 840 millimeters and a purity of at least 99.9999% are threshold requirement for nuclear graphite for use in nuclear power reactors.  The largest graphite that we currently produce in large quantities that contains such a high level of purity has a diameter of 600 millimeters. We plan to start producing graphite with a diameter of up to 800 millimeter in 2011. Our research and development expenses have not been significant to date.

Intellectual Property

We hold one Chinese patent, Patent No IL: 2004 1 0044348.7, which relates to the molding process for high-density, high strength and wear-resistant graphite material.  The patent will expire in 2024. However, this patent affords us only limited protection, and any actions we take to protect our intellectual property rights may not be adequate.  Most of our intellectual property consists of trade secrets relating to the design and manufacture of graphite products and customer lists that are accessible only by key executives and accounting personnel. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Competition and Competitive Advantages

We compete with a number of domestic and international companies that manufacture graphite products. Because of the nature of the products that we sell, we believe that the reputation of the manufacturer and the quality of the product may be as important as price.

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

Restrictions on Exports of Natural Resources

In 2010, the Chinese government decided to implement a number of new restrictions on natural resource industry sectors.  As a result, domestic Chinese companies in certain natural resource industries face export restrictions.  Such restrictions may limit our ability to export our products in the future, or may increase the expense of our exports, which may impact our business.

Employees

As of December 31, 2010, we had 560 full-time employees, of whom 473 were in manufacturing, 36 were technical employees who were also engaged in research and development, 40 were executive and administrative employees and 11 were sales and marketing employees. As of December 31, 2009, we had 553 full-time employees, of whom 462 were in manufacturing, 36 were technical employees who were also engaged in research and development, 40 were executive and administrative employees and 15 were sales and marketing employees. We believe that our relationship with our employees is good.

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

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiation. Although Xingyong paid 100% of its net income to Yongle in 2008, 2009 and 2010, there is no assurance that it will continue to do so in the future. Dengyong Jin, our former chief executive officer, owns Xingyong. Mr. Jin and his family members also control Sincere Investment (PTC), Ltd., or Sincere, our controlling stockholder.  Our profitability would be affected if the percentage of Xingyong’s net income that is payable to us would be decreased.

To manage our business effectively and to continue to generate significant profits, we need to continue to improve our operational, financial and management controls. These system enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could impair our ability to manage our business and could result in a further deterioration of our financial position and the results of our operations.

Risks Related to Our Business

If our lenders demand payment when our loans are due, we may have difficulty in making payments, which could impair our ability to continue operating our business.

At December 31, 2010, we had short-term bank loans of approximately $33.3 million.  These bank loans, which are secured by a lien on our fixed assets and land use rights, are due between February 2011 and September 2011, including approximately $27 million owed to the Construction Bank of China. Historically, we have generally rolled over our short-term loans when they became due.  However, we cannot assure you that our lenders, including the Construction Bank of China, will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties such as a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, which at December 31, 2010 were $0.3 million, are insufficient to pay off our loans when due.

We will require additional financing to implement our expansion plans, which funds may not be available to us on favorable terms, or at all.  Without additional funds, we may not be able to maintain or expand our business.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.

An increase in the cost of raw materials will affect our profit if we are unable to pass along the cost to our customers.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and we anticipate this trend to continue in 2011.

In times of decreasing prices, we may have to sell our products at prices, which are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

As we expand our operations, we may need to establish a more diverse supplier network for our raw materials.  The failure to secure a more diverse and reliable supplier network could have an adverse effect on our financial condition.

In 2010, we purchased almost all of our raw materials from a small number of suppliers.  As we increase the scale of our production, we may need to establish a more diverse supplier network, while attempting to continue to leverage our purchasing power to obtain favorable pricing and delivery terms.  However, in the event that we need to diversify our supplier network, we may not be able to procure a sufficient supply of raw materials at a competitive price, which could have an adverse effect on our results of operations, financial condition and cash flows.

Furthermore, despite our efforts to control our supply of raw materials and maintain good relationships with our existing suppliers, we could lose one or more of our existing suppliers at any time.  The loss of one or more key suppliers could increase our reliance on higher cost or lower quality supplies, which could negatively affect our profitability.  Any interruptions to, or decline in, the amount or quality of our raw materials supply could materially disrupt our production and adversely affect our business, financial condition and financial prospects.

Delays in the expansion of our facilities or in building new facilities may affect our costs and results of operations.

As part of our strategy to increase our market share and improve our competitiveness through greater economies of scale, we are expanding, and may in the future further expand, our existing production facilities or build one or more production facilities. The expansion or construction of a production facility involves various risks. These risks include engineering, construction, regulatory and other significant challenges that may delay or prevent the successful operation of the project or significantly increase our costs. Our ability to complete successfully any expansion or new construction project on time is also subject to financing and other risks. We may be adversely affected because we may not be able to complete any expansion or new construction project on time or within budget or we may be required by market conditions or other factors to delay the initiation of construction or the timetable to complete new projects or expansions.  Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect.  In addition, we may not be able to sell our additional production at attractive prices or we may not have the cash or be able to acquire financing to implement our growth plans.

We plan to expand our business by acquiring one or more companies.  Any such acquisition may disrupt, or otherwise have a negative impact on, our business operations.

We intend to expand our business through acquisitions, with the objective of becoming a vertically integrated leader in the Chinese graphite industry. However, we may not be successful in these efforts.  For example, a potential acquisition of Chiyu Carbon, with whom we signed a letter of intent in 2010, is not likely to be consummated in 2011, if at all.

In the event that we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect that any such expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations for potential acquisitions could disrupt our ongoing business, distract our management and employees and cause us to incur significant expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

	the difficulty of integrating acquired products, services or operations;

	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

	the difficulty of incorporating acquired rights or products into our existing business;

	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

	difficulties in maintaining uniform standards, controls, procedures and policies, including disclosure controls and financial controls;

	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

	the acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership;


the effect of any government regulations which relate to the business acquired, including any additional costs resulting from the failure of the acquired company to comply with governmental regulations; and


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

Our revenue is dependent in large part on significant orders from a limited number of distributors, who may vary from period to period. During the year ended December 31, 2010, four distributors accounted for approximately $19.1 million, or 62.0%, of our revenue, and during the year ended December 31, 2009, two distributors accounted for approximately $6.4 million, or 42.0% of our revenue. Two distributors were a principal distributor in both the year ended December 31, 2010 and the year ended December 31, 2009 and accounted for approximately $12.4 million, or 40.0%, of our sales for the year ended December 31, 2010 and $6.4 million, or 42.0%, of our sales for the year ended December 31, 2009. We do not have long-term contracts with these distributors. Demand for our products depends on a variety of factors including, but not limited to, the financial condition of our distributors, the end users of our products and their customers, and general economic conditions. If sales to any of our large distributors are substantially reduced for any reason, as occurred during the recent economic downturn, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

Our trade secrets and patent are important assets for us. Our intellectual property consists of one patent, trade secrets relating to the design and manufacture of graphite products and our customer lists. Various events outside of our control pose a threat to our intellectual property rights as well as to our products. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We depend on third party distributors over whom we have no control to market our products to end users in international markets.

Although the market for graphite products is international and many of the end users of our products are located outside of the PRC, most of our direct sales are made to distributors and customers in the PRC. We do not have any offices outside of the PRC, and we depend on distributors based in the PRC, over whom we have no control, to sell our products in the international market. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products, which would, in turn, affect our net sales.

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

The change in value of the RMB against the United States dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As approximately 90% of our costs and expenses are denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

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

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

The Chinese legal and judicial system may negatively impact foreign investors because the Chinese legal system is not yet comprehensive.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

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

The practical effect of the People’s Republic of China’s legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People’s Republic of China mandate accounting practices that are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People’s Republic of China’s accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a New Enterprise Income Tax Law, or the New EIT Law, which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with de facto management bodies within China is considered a resident enterprise, meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 clarified that dividends and other income paid by such resident enterprises will be considered to be PRC source income and subject to PRC withholding tax. This recent circular also subjects such resident enterprises to various reporting requirements with the PRC tax authorities.

Although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as tax-exempt income, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC authorities which enforce the withholding tax have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends paid to shareholders with respect to their shares of our common stock or any gains realized from transfer of such shares may generally be subject to PRC withholding taxes on such dividends or gains at a rate of 10% if the shareholders are deemed to be a non-resident enterprise or at a rate of 20% if the shareholders are deemed to be a non-resident individual.

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

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

	We will be able to capitalize on economic reforms;

	The Chinese government will continue its pursuit of economic reform policies;

	The economic policies, even if pursued, will be successful;

	Economic policies will not be significantly altered from time to time; and

	Business operations in China will not become subject to the risk of nationalization.

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

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers.

Inflation in China has recently increased. Reports indicate that inflation in China increased to a 28-month high in November 2010. Because we purchase raw materials from suppliers in China, price inflation has recently caused an increase in the cost of our raw materials.  Price inflation could affect our results of operation if we are unable to pass along raw material price increases to customers.  Similarly, the cost of the ongoing construction of our new facility and the installation of our equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future.  In addition, if inflationary trends continue in China, China could lose its competitive advantage as a low-cost manufacturing venue, which could in turn lessen some of the competitive advantages of our being based in China. Accordingly, inflation in China may weaken our competitiveness domestically or in international markets.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions. We cannot assure you that, when our independent auditors are required to attest to our internal controls, that they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective -internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

	quarterly variations in our revenues and operating expenses;

	developments in the financial markets and worldwide economies;

	announcements of innovations or new products or services by us or our competitors;

	announcements by the PRC government relating to regulations that govern our industry;

	significant sales of our common stock or other securities in the open market.

	variations in interest rates;

	changes in the market valuations of other comparable companies; and

	changes in accounting principles.

In addition, the market for Chinese companies that went public in the U.S. through a reverse merger, such as ours, is currently extremely volatile due primarily to recent allegations and, in some instances, findings of fraud among some of these companies.  If a stockholder were to file a class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to such litigation, which could harm our business and reputation.

We have not paid dividends in the past and do not expect to pay dividends to our common stock holders for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The certificate of designation for the Series A Preferred Stock prohibits us from paying dividends to the holders of our common stock while the Series A Preferred Stock is outstanding. There are currently no shares of Series A Preferred Stock outstanding.  To the extent that we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

There is no private ownership of land in the PRC. The Company has acquired land use rights for a total of 386,853 square meters. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition to the land use rights mentioned above, the Chinese government has also issued the Company a land use certificate of 387,838 square meters land, for which the Company has not signed a land use right agreement and has not yet paid. This 387,838 square meters land use right was used as collateral by the Company for its short term bank loan. The land use right has a term of 50 years, with expiration date of January 2060. The cost of this 387,838 square meters land is approximately $14,000,000. We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

We currently manufacture all of our products in our Inner Mongolia facility. In 2009, our facility had the capacity to produce 15,000 tons of materials annually, in the aggregate. In 2010, our facility production capacity was doubled to 30,000 tons. We are currently operating at 100% production capacity. The Company is also currently building a new plant to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800mm. This new plant is expected to start operating in June 2011 and with a capacity to produce about 30,000 tons.

ITEM 3. Legal Proceedings.

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.Market for Our Common Stock

Our common stock is quoted on the OTC Bulletin Board, or OTC, under the symbol “CHGI.OB”.  As of April 12, 2011, the closing price for our common stock was $1.57 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	Bid Prices
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$2.40	$1.60
Second Quarter (through April 12, 2011)	$1.75	$1.57

Fiscal Year Ended December 31, 2010
First Quarter	$3.33	$1.35
Second Quarter	2.50	0.70
Third Quarter	0.84	0.46
Fourth Quarter	1.74	0.46

Fiscal Year Ended December 31, 2009
First Quarter	$0.64	$0.10
Second Quarter	0.70	0.07
Third Quarter	1.76	0.61
Fourth Quarter	1.65	1.30

Approximate Number of Holders of Our Common Stock

On April 11, 2011, there were 37 stockholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 Saint Rose Parkway, Suite 304, Henderson, NV, and its telephone number is (702) 974-1444.

Dividend Policy

While we are required to pay dividends on the shares of our Series A and Series B Preferred Stock, we have never declared or paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. The certificate of designation for our outstanding Series A Preferred Stock prohibits us from paying dividends on our common stock or redeeming common stock while any shares of Series A Preferred Stock are outstanding. As of December 31, 2010, there were no shares of our Series A Preferred Stock and 1,225,000 shares of our Series B Preferred stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuances of Unregistered Securities

On March 29, 2010 and April 1, 2010, we issued 28,000 and 100,000 shares of common stock to Series B preferred stock shareholders upon exercises of warrants at an exercise price of $1.30 per share.  In April 2010, we issued 1,032,500 shares of common stock upon the exercise of 1,032,500 shares of Series B preferred stock.  At the time of issuance of the original securities or underlying securities, as applicable, the issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, based upon representations made by the shareholders.

In April 2010, we issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service.  In November 2010, we issued an aggregate of 100,000 shares of common stock to four directors.  Pursuant to a consulting agreement dated November 2010, the Company issued 120,000 shares of common stock.  Pursuant to an agreement dated December 2010, the Company issued 90,000 shares of common stock. The issuance of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act based upon representations made by the shareholders.

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

Overview

We are engaged in the manufacture of graphite-based products in the People’s Republic of China.  Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

	Graphite electrodes;

	fine grain graphite; and

	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2010, our revenues and profits improved from 2009 due to an increase in demand for our products due to improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations.”

Until the third quarter of 2008, we experienced rapid growth in our operations.  From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. Specifically, we had a significant decline in sales of graphite electrodes. The industry started to recover in 2010, and in particular since the third quarter of 2010. Our revenues and gross margins improved significantly in the 2010. As a result, our receivables have increased. We expect the recovery and increasing demand in the fine grain, high purity and graphite electrode, and in particular ultra high graphite electrode, market to extend into 2011.

We expect the increased demand in high margin ultra graphite electrode and fine grain and high purity graphite products to extend through 2011, primarily due to anticipated growth in the iron and steel automobile, aerospace ad defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities and created a high demand for large size ultra high graphite electrode, which are different products from general graphite electrode. The margin of large size ultra high graphite electrode is high due to the shortage of supply to the demand. We estimate the trend will continue for the near future. Our new forming plant will specialize in manufacturing high margin products including large size ultra high graphite electrode, high purity graphite and fine gain graphite.

In order to try and address this demand, in January 2011, we completed the exterior construction of a production plant, whose annual production capacity is expected to be 30,000 tons. We intend to start installation and shakedown testing of a 4200-ton compressor and 36 annular kilns in this facility in the near future. The new facilities are expected to begin production by August 2011, subject to potential further delays in the installation of equipment, the hiring of additional employees, orders from customers, or other delays involved in construction, installation or production in a new facility. The new plant is expected to be used to manufacture a new product, ultra-high graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China's first domestic producer of 800 mm diameter ultra-high electrodes and will further strengthen the Company's leading position in China's fine grain graphite market. After the expansion, the Company is expected to have a 60,000 ton production capacity. The Company is currently operating at 100% production capacity of 30,000 tons annually.

The initial budgeted investment outlay for the construction was approximately $13.5 million in the aggregate. The new forming plant will specialize in manufacturing large size ultra high graphite electrodes, high purity graphite and fine gain graphite. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing source.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At December 31, 2010, we had short-term bank loans of approximately $33.3 million.  These bank loans, which are secured by a lien on our fixed assets and land use rights, are due between February 2011 and September 2011, including approximately $27 million owed to the Construction Bank of China. Historically, we have generally rolled over our short-term loans when they became due.  However, we cannot assure you that our lenders, including the Construction Bank of China, will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties such as a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, which at December 31, 2010 were $0.3 million, are insufficient to pay off our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and we anticipate this trend to continue in 2011.

In times of decreasing prices, we may have to sell our products at prices, which are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Year ended December 31,
	2010		2009
Sales	$30,994	100.0%	$15,370	100.0%
Cost of goods sold	24,062	77.6%	13,192	85.7%
Gross profit	6,932	22.4%	2,177	14.3%
Operating expenses
Selling expenses	187	0.6%	366	2.3%
General and administrative	4,156	13.4%	2,595	16.9%
Depreciation and amortization	163	0.5%	75	0.5%
Income (loss) from operations	2,426	7.8%	(858)	(5.6)%
Other income	25	0.1%	645	4.2%
Other expense	(87)	(0.3)%	(117)	(0.8)%
Change in fair value of warrants	386	(1.2)%	(309)	(2.0)%
Interest expense	(1,366)	(4.4)%	(834)	(5.4)%
Income before income tax expense	1,383	4.5%	(1,474)	(9.6)%
Net income (loss)	1,383	4.5%	(1,474)	(9.6)%
Deemed preferred stock dividend	(133)	(0.4)%	(773)	(5.0)%
Dividend	(101)	(0.3)%
Net income (loss) available to common shareholders	1,150	3.7%	(2,247)	(14.6)%
Foreign currency translation adjustment	1,307	4.2%	46	0.3%
Total comprehensive income	$2,691	8.7%	$(1,428)	(9.3)%

Sales.

During the year ended December 31, 2010, we had sales of $30,994,150, as compared to sales of $15,369,978 for the year ended December 31, 2009, an increase of $15,624,172, or approximately 101.7%. Our revenue was generated mainly from sales of fine grain graphite, graphite electrodes, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the demand of our products during the year ended December 31, 2010 resulting from the market recovery and new client development. Approximately 45% of total sales in 2010 were revenue from approximately 40 new customers developed in 2010. The increased production capacity, and increased unit prices also contributed to the increase of total sales.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, in 2009 and 2010, was as follows:

	Sales	% of Total Sales	Sales	% of Total Sales
Graphite Electrodes	$9,263,690	29.9%	$6,717,487	43.7%
Fine Grain Graphite	12,977,109	41.9%	6,339,776	41.3%
High Purity Graphite	6,663,847	21.5%	1,091,037	7.1%
Others (1)	2,089,504	6.7%	1,221,678	8.0%
Total	$30,994,150		$15,369,978

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of sales; gross margin.

Our cost of goods sold consists of cost of raw materials, utility, labor cost and depreciation expenses on manufacturing facilities. During the year ended December 31, 2010, our cost of goods sold was $24,062,354, as compared to cost of goods sold of $13,192,496 during the year ended December 31, 2009, an increase of $10,869,858, or approximately 82.4%. This increase reflects the increase in sales in 2010. Our gross profit increased $4,754,314, or 218.34%, from $6,931,796 for the year ended December 31, 2010, compared to $2,177,482 for the year ended December 31, 2009. Our gross margin increased from 14.2% in 2009 to 22.4% in 2010 because the variance in production mix, as in the year ended December 31, 2010 we sold a greater proportion of higher margin products.

Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $4,342,274 for the year ended December 31, 2010, as compared to $2,960,578 for the year ended December 31, 2009, an increase of $1,381,696, or approximately 46.67%.

Our selling expenses consist of shipping and handling expenses and exhibition expenses. Selling expenses decreased from $365,865 for the year ended December 31, 2009 to $186,693 for the year ended December 31, 2010, or 48.97%. The decrease was due to a decrease in shipping and handling fees in the fiscal year of 2010 compared to the same period in 2009. In the fiscal year of 2010 more products were picked up by customers, which is customary in the industry for some of our higher margin products, which caused less shipping and handling fee.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, amortization expenses and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $4,155,581 for the year ended December 31, 2010, compared to $2,594,713 for the year ended December 31, 2009. The increase of the general and administrative expenses is due primarily to increased professional expenses as a public company and to a $1.3 million bad debt expense which is reserved as an accounts receivable allowance. The increased receivable allowance is in line with increased accounts receivable.

Depreciation and amortization expenses.

Depreciation and amortization expenses were $163,310 for the year ended December 31, 2010, compared to $75,352 for the year ended December 31, 2009, an increase of $87,958, or approximately 116.73%. The increase is related to more fixed assets and intangible assets to be depreciated and amortized in 2010.

Income from operations.

As a result of the factors described above, operating income amounted to $2,426,212 for the year ended December 31, 2010, as compared to operating loss of $858,448 for the year ended December 31, 2009, an increase of approximately $3,284,660, or 382.63%.

Other income and expenses.

Interest expense was $1,366,104 for 2010, as compared with $833,854 in 2009, reflecting increased interest payments on loans from banks. Other income, which consisted of government grants, was $24,589 in 2010 as compared to $644,654 in 2009. Expenses from change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities, was $385,661 for the year ended December 31, 2010, as compared to $309,287 of loss from change in fair value of warrants for the year ended December 31, 2009.

Income tax.

During the years ended December 31, 2010 and 2009, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $424,549 and $59,554, respectively, for 2010 and 2009 without the consideration of adjustments on taxable income.

Net income.

As a result of the factors described above, our net income for the year ended December 31, 2010 was 1,383,391, as compared to net loss of $1,474,276 for the year ended December 31, 2009, an increase of $2,857,667, or 193.84%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2010 was $1,307,351, as compared to $45,949 for the year ended December 31, 2009, an increase of $1,261,402, or 2,745.22%. The reason for the increased foreign currency translation gain is due to increased equity and increased value of RMB currency during the year ended December 31, 2010 compared to the same period last year.

Deemed preferred stock dividend.

As a result of the private placement on January 13, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,221 represented the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,557 represented the allocated value of the warrants. The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow for the year ended December 31, 2010. There was no comparable item in the year ended December 31, 2009.

As a result of the private placement on December 22, 2009, we incurred a preferred stock deemed dividend of $772,982, of which $545,474 representing the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $227,508 representing the allocated value of the warrants. The deemed preferred stock dividend is a non-cash charge that did not affect our operations or cash flow in 2009.

Dividend.

Pursuant to the terms of private offering, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $101,043 for the year ended December 31, 2010.

Net income available to common shareholders.

Net income available for common shareholders was $1,149,570, or $0.07 and $0.06 per share (basic and diluted), for the year ended December 31, 2010 compared to net loss of $(2,247,258), or $(0.16) per share (basic and diluted), for the year ended December 31, 2009.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. In addition, in December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction. At December 31, 2010, we had short term loans in the aggregate amount of $33.30 million outstanding, as described below. In addition, on January 11, 2011, we entered into a short-term bank loan with China Construction Bank for a total of $4.6 million. The loan has an interest rate of 6.06%, is due in January 2012 and is secured by property, equipment and land use rights.

We have short term bank loans of $0.68 million that were due in February 2011 and bear interest at an annual rate of 12.213% and of $5.310 million bearing interest at 6.903% and due in June 2011. The short-term bank loans are secured by a security interest in certain equipment, property and land use rights. The $0.68 short term bank loan that was due in February 2011 was paid back in February 2011.

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010. The first of these loans was for $6.068 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011. The second loan was for $6.068 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $6.068 million on September 6, 2010 at an interest rate of 5.31% per year and has a maturity date of September 5, 2011. The fourth loan was for $9.102 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011.  Interest on each loan is payable quarterly.  Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type.  Proceeds of the loans were used by us in the third and fourth quarters of 2010 for working capital purposes, including primarily the purchase of inventory and the payment of advances to suppliers to lock in raw material prices. As of December 31, 2010, the balance for these four short-term bank loans was $27,306,000.

We have also obtained a long-term bank loan, in the principal amount of $3.2 million, $1.6 million of which was due in October 2010 and the remainder of which is due in October 2011. This loan bears interest at an annual rate of 6.75%. This loan of $3.2 million was paid in full by December 31, 2010.

Historically we have rolled over our short term loans on an annual basis. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure you that such extensions will be granted.  In the event the loans are not extended and we default in our obligations the lenders could call the loans, foreclose on the collateral securing the loans and seek other remedies.  In such an event, our operations and financial conditions would be materially adversely affected and we would be forced to cease operations if alternative funding is not obtained.

We expect that anticipated cash flows from operations, short-term and long-term bank loans and loans from a related party will be sufficient to fund our operations through at least the next twelve months, provided that:

	We generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

	Our banks continue to provide us with the necessary working capital financing; and

	We are able to generate savings by improving the efficiency of our operations.

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

At December 31, 2010, cash and cash equivalents were $296,312, as compared to $2,709,127 at December 31, 2009, a decrease of $2,412,815. Our working capital decreased by $7,793,460 to $4,166,712 at December 31, 2010 from a working capital of $11,960,172 at December 31, 2009. Despite the capital raise of $3.0 million in a private placement transaction in December 2009 and January 2010, and additional borrowing from banks, our cash position decreased due to our strategy to increase inventory and advance to suppliers, as well as our capital expenditures in our plant, property, and equipment in the second half of 2010.

As of December 31, 2010, accounts receivable, net of allowance, was $6,222,112, as compared to $5,170,419 at December 31, 2009, an increase of $1,051,693, or 20.34%. The increase was in line with our increased sales.

As of December 31, 2010, inventories were $26,432,217, as compared to $16,430,754 at December 31, 2009, an increase of $10,001,463, or 60.87%. The Company has purchased increased levels of inventories to be better prepared for increased demand for our products once our new facility is operational.  Since we expect raw material prices to increase, we already purchased inventory in order to lock in current raw material prices.

As of December 31, 2010, prepaid expenses were $573,094, as compared to $50,000 at December 31, 2009, an increase of $523,094, or 1,046.19%. The increased prepaid expenses are mainly prepaid VAT taxes.

Advance to suppliers increased from $790,767 at December 31, 2009 to $10,198,602 at December 31, 2010, an increase of $9,407,835. The increase reflects new notes guaranteeing future payable obligations as requested by certain of our suppliers to settle trade liabilities in respect of future deliveries to be incurred in the ordinary course; the notes are guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance. The Company has increased advance to suppliers to be better prepared for increased demand for our products once our new facility is operational.

Trade notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers.

Accounts payable increased from $2,005,583 at December 31, 2009 to $5,452,743 at December 31, 2010, an increase of $3,447,160. The increase reflects increased payables for vendor payments due to increased production. The production increased as the market recovered and the demand for our products increased.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:
	For Year Ended December 31
	2010	2009
Net cash flows provided by (used in) operating activities	$(10,136,493)	$1,890,356
Net cash flows used in investing activities	$(13,285,972)	$(4,529,731)
Net cash flows provided by financing activities	$21,002,858	$5,295,626

Net cash flow used in operating activities was $10,136,493 in fiscal year of 2010 as compared to net cash flow provided by operating activities of $1,890,536 in fiscal year of 2009, a decrease of $12,026,849. The decrease was mainly due to our increased inventory and advance to suppliers to better prepare growing sales, offset by the increase of long term accounts payable.

Net cash flow used in investing activities was $13,285,972 for the fiscal year of 2010 and $4,529,731 for the fiscal year of 2009, a increase of $8,756,241. The increase was mainly due to more land use right and constructions in progress were acquired.

Net cash flow provided by financing activities was $21,002,858 for the year ended December 31, 2010, as compared to $5,295,626 for the year ended December 31, 2009, an increase of $15,707,232. The increase was mainly because in 2010, we borrowed about $27 million short term bank loan.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2010 or December 31, 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value.

Land Use Rights

There is no private ownership of land in China. All land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee. We have the land use rights to an area of 386,853 square meters in Xinghe County, Inner Mongolia, China,  for a term of 50 years, beginning from issuance date of the certificates granting the land use right. In addition to the land use right mentioned above, China government has also issued the Company a land use certificate of 387,838 square meters land, for which the Company has not signed a land use right agreement and has not paid. This 387,838 square meters land use right was used as collateral by the Company for its short term bank loan. The land use right has a term of 50 years, with expiration date of January 2060. The cost of this 387,838 square meters land is approximately $14,000,000. We record the property subject to land use rights as intangible asset.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2010 and 2009 has not been significant.

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

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

The Company has reviewed the Accounting Standards Updates up through 2011-02.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

  Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated balance sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Carbon Graphite Group, Inc.
Chengguantown, Inner Mongolia
 China

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. and subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Li Xin Da Hua CPA Co.,Ltd.

Shenzhen, China

April 15, 2011

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$296,312	$2,709,127
Trade accounts receivable, net of allowance of $2,505,867	6,222,112	5,170,419
Notes receivable	460,856	248,452
Advance to suppliers	10,198,602	790,767
Inventories	26,432,217	16,430,754
Prepaid expenses	573,094	50,000
Other receivables	335,986	1,130,795
Total current assets	44,519,179	26,530,314

Property And Equipment, net	24,127,189	23,913,965

Construction In Progress	10,265,888	2,045,176

Land Use Rights, Net	10,496,930	3,548,273
	$89,409,186	$56,037,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,452,743	$2,005,583
Advance from customers	1,060,147	1,084,206
Short term bank loan	33,298,150	8,573,901
Long term bank loan - current portion	-	1,613,566
Taxes payable	-	370,777
Other payables	2,584,589	922,109
Dividends payable	32,996	-
Total current liabilities	42,428,625	14,570,142

Long Term Liabilities
Accounts payable in long term	4,744,634	1,243,842
Long term bank loan	-	1,613,566
Warrant liabilities	73,121	708,091
Total liabilities	47,246,380	18,135,641

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, issued and outstanding 125,000
shares at December 31, 2009 and none at December 31, 2010	-	125
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 1,225,000 and
2,160,500 shares at December 31, 2010 and 2009, respectively.	1,225	2,161
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 20,520,161 and 18,121,661 shares at
December 31, 2010 and 2009, respectively	20,521	18,122
Deferred consulting fee	(57,500)	-
Additional paid-in capital	15,158,291	13,298,332
Accumulated other comprehensive income	6,344,414	5,037,062
Retained earnings	20,695,855	19,546,285
Total stockholders' equity	42,162,806	37,902,087
Total liabilities and stockholders' equity	$89,409,186	$56,037,728

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income (Loss) and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	2010	2009

Sales	$30,994,150	$15,369,978

Cost of Goods Sold	24,062,354	13,192,496
Gross Profit	6,931,796	2,177,482

Operating Expenses
Selling expenses	186,693	365,865
General and administrative	4,155,581	2,594,713
Depreciation and amortization	163,310	75,352
	4,505,584	3,035,930
Operating Income (Loss) Before Other Income (Expense)
and Income Tax Expense	2,426,212	(858,448)

Other Income (Expense)
Interest expense	(1,366,104)	(833,854)
Interest income	-	-
Other expense	(86,967)	(117,341)
Other income	24,589	644,654
Change in fair value of warrants	385,661	(309,287)
	(1,042,821)	(615,828)

Income (Loss) Before Income Tax Expense	1,383,391	(1,474,276)

Income Tax Expense	-	-

Net Income (Loss)	$1,383,391	$(1,474,276)

Deemed Preferred Stock Dividend	(132,778)	(772,982)

Dividend	(101,043)	-

Net Income (Loss) Available To Common Shareholders	$1,149,570	$(2,247,258)

Other Comprehensive Income
Foreign currency translation gain	1,307,351	45,949
Total Comprehensive Income	$2,690,742	$(1,428,327)

Share Data

Basic earnings per share	$0.07	$(0.16)

Diluted earnings per share	$0.06	$(0.16)

Weighted average common shares outstanding,
basic	17,323,979	13,800,052

Weighted average common shares outstanding,
diluted	18,548,979	14,426,518

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years ended December 31, 2010 and 2009

	Common		Convertible series A		Convertible series B						Accumulated		Total
	Stock		preferred Stock		preferred Stock		Additional	Deferred	Retained	Other	Treasury Stock		Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Paid-In Capital	Consulting Fee	Earnings	Comprehensive Income	Number	Amount	Equity

Balance at December 31, 2008	12,218,412	$12,218	1,200,499	$1,200	-	$-	$8,690,426	$-	$21,793,543	$4,991,113	-	$-	$35,488,500

Cumulative effect of change of accounting principle	-	-	-	-	-	-	(398,804)	-	-	-	-	-	(398,804)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	45,949	-	-	45,949

Net loss for the year ended December 31,2009	-	-	-	-	-	-	-	-	(1,474,276)	-	-	-	(1,474,276)

Issuance of series B preferred stock for cash	-	-	-	-	2,160,500	2,161	2,261,179	-	-	-	-	-	2,263,340

Issuance of common stock for consulting service	1,675,000	1,675					839,242	-	-	-	-	-	840,917

Issuance of common stock for warrants conversion	887,500	888	-	-	-	-	(888)	-	-	-	-	-	-

Issuance of common stock for cash	1,070,000	1,070	-	-	-	-	993,390	-	-	-	-	-	994,460

Stock compensation issued to directors	115,000	115					141,885	-	-	-	-	-	142,000

Common stock placed in escrow	1,080,250	1,080					(1,080)	-	-	-	-	-	-

Conversion of series A preferred stock to common stock	1,075,499	1,075	(1,075,499)	(1,075)	-	-	-	-	-	-	-	-	-

Other preferred stock dividend	-	-	-	-	-	-	772,982	-	(772,982)	-	-	-	-

Balance at December 31, 2009	18,121,661	18,122	125,000	125	2,160,500	2,161	13,298,332	-	19,546,285	5,037,062	-	-	37,902,087

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,307,351	-	-	1,307,351

Net income for the year ended December 31,2010	-	-	-	-	-	-	-	-	1,383,391	-	-	-	1,383,391

Issuance of series B preferred stock for cash	-	-	-	-	320,000	320	338,690	-	-	-	-	-	339,010

Issuance of common stock for warrants conversion	128,000	128	-	-	-	-	166,272	-	-	-	-	-	166,400

Value change of warrant liabilities value related to warrant exercises	-	-	-	-	-	-	166,179	-	-	-	-	-	166,179

New warrants issuances							(76,810)						(76,810)

Make good shares held in escrow	160,000	160	-	-	-	-	(160)	-	-	-	-	-	-

Conversion of series A stock to common stock	125,000	125	(125,000)	(125)	-	-	-	-	-	-	-	-	-

Correction of warrants value of 2009							159,940						159,940

Conversion of series B stock to common stock	1,255,500	1,256	-	-	(1,255,500)	(1,256)	-	-	-	-	-	-	-

Issuance of common stock for consulting service	730,000	730	-	-	-	-	973,070	(57,500)	-	-	-	-	916,300

Dividend payable	-	-	-	-	-	-	-	-	(101,043)	-	-	-	(101,043)

Other preferred stock dividend	-	-	-	-	-	-	132,778	-	(132,778)	-	-	-	-

Balance at December 31, 2010	20,520,161	$20,521	0	$0	1,225,000	$1,225	$15,158,291	$(57,500)	$20,695,855	$6,344,413	-	$-	$42,162,805

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net Income (Loss)	$1,383,391	$(1,474,276)
Adjustments to reconcile net cash provided by (used in)
operating activities
Depreciation and amortization	1,752,232	1,814,034
Bad debt expenses	1,304,327	251,902
Stock compensation	916,300	982,917
Change in fair value of warrants	(385,661)	309,287
Change in operating assets and liabilities
Accounts receivable	(2,290,273)	(1,410,144)
Notes receivable	(198,806)	(219,819)
Other receivables	812,570	(975,894)
Advance to suppliers	(9,012,989)	268,052
Inventories	(9,203,570)	(453,390)
Prepaid expenses	(126,132)	(50,000)
Accounts payable and accrued liabilities	813,460	2,035,588
Non-current accounts payable	3,371,663	-
Advance from customers	(59,574)	438,859
Taxes payable	(760,859)	6,490
Other payables	1,547,429	366,750
Net cash provided by (used in) operating activities	(10,136,493)	1,890,356

Cash flows from investing activities
Acquisition of property and equipment	(1,000,152)	(4,525,364)
Acquisition of land use rights	(6,819,702)	-
Construction in progress	(5,466,118)	(4,367)
Net cash used in investing activities	(13,285,972)	(4,529,731)

Cash flows from financing activities
Proceeds from issuing common stock	166,400	994,460
Proceeds from issuing series B preferred stock	339,010	2,263,340
Dividends paid	(68,047)	-
Proceeds from short term loan	27,287,550	5,116,630
Payments from short term loan	(5,095,155)	-
Advance to related parties	-	290,975
Repayment of long term bank loans	(1,626,900)	(3,369,779)
Net cash provided by financing activities	21,002,858	5,295,626

Effect of exchange rate fluctuation	6,791	1,077

Net increase (decrease) in cash	(2,412,816)	2,657,328

Cash and cash equivalents at beginning of period	2,709,127	51,799

Cash and cash equivalents at end of period	$296,311	$2,709,127

Supplemental disclosure of cash flow information

Interest paid	$1,366,104	$833,854
Income taxes paid	$-	$-

Non-cash activities:

Deemed preferred dividend reflected in paid-in capital	$132,778	$772,982

Reclassfication between warrant liability and equity	$249,309	$398,804

Reclassification from construction in progress to fixed assets	$985,781	$-

Reclassification from accounts payable to construction in progress	$2,480,539

Issuance of common stock for consulting fee	$916,300	$-

Deferred consulting fee reflected in equity	$57,500	$-

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2009

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

Yongle is a party to a series of contractual arrangements with Xingyong. These agreements include a management agreement pursuant to which  80% to 100% of Xingyong’s net income after deduction of necessary expenses, if any, is paid to Yongle and Yongle is responsible for paying Xingyong’s obligations incurred in connection with its business. For the years ended December 31, 2010, 2009 and 2008, Xingyong paid 100% of net income to Yongle. In addition, Yongle manages and controls all of the funds of Xingyong. Yongle also has the right to purchase Xingyong’s equipment and patents and lease its manufacturing plants, land and remaining equipment. This agreement is designed so that Yongle can conduct its business in China. Pursuant to two other agreements, the sole stockholder of Xingyong, who was, at the time of the transaction, the Company’s chief executive officer, has pledged all of his equity in Xingyong as security for performance of Xingyong’s obligations to Yongle. As a result, Xingyong is considered a variable interest entity.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the years ended at December 31, 2010 and 2009.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 386,853 square meters. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition to the land use right mentioned above, China government has also issued the Company a land use certificate of 387,838 square meters land, for which the Company has not signed a land use right agreement and has not paid. This 387,838 square meters land use right was used as collateral by the Company for its short term bank loan. The land use right has a term of 50 years, with expiration date of January 2060. The cost of this 387,838 square meters land is approximately $14,000,000. The cost of the land use rights is amortized over the 50-year term of the land use right. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the years ended December 31, 2010 and 2009.

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

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the years ended December 31, 2010 and 2009.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its operating expenses. For the year ended December 31, 2010 and 2009, shipping and handling costs were $125,505 and $349,526, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

On October 15, 2009, the Company issued warrants (“2009 Warrants”) to purchase 100,000 common stock at $2.00 and 200,000 common stock at $3.00 pursuant to a consulting agreement. The fair value of the warrants at the issuance date and December 31, 2009 was $50,840 and $22,190, respectively. The Company recognized $28,650 of income from change in fair value of these warrants for the year ended December 31, 2009.

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

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants (“2010 Series B Warrants”) to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000. Net proceeds of $339,010 had been received and recorded as equity. In connection to the private placement, the Company also issued a five-year warrant expiring on January 13, 2015 to purchase 16,000 shares of common stock at an exercise price of $1.32 per share and paid the private placement agent a transaction fee of $38,400 equal to 10% of the gross proceeds of the Private Placement. These costs were classified as equity and accounted for as common stock issuance cost.

On March 29, 2010 and April 1, 2010, 2010 Series B warrants to purchase 28,000 shares of common stock at $1.30 and 2009 series B warrants to purchase 100,000 shares of common stock at $1.30 were exercised.

On June 1, 2010, 100,000 shares of 2009 warrants changed the exercise price from $2.00 to $1.30 and 100,000 shares of 2009 warrants changed the exercise price from $3.00 to $1.30.

As of December 31, 2010, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	300,000	$1.87
“2009 Series B Warrants”	1,072,225	$1.30
“2010 Series B Warrants”	116,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $54, $0, $13, and $79,650 at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively. The Company recognized a loss of $68,737 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $79,638 for the three months ended June 30, 2010 and a gain of $13 for the three months ended September 30, 2010 and a loss of $54 for the three months ended December 31, 2010.

The fair value of the 2009 Warrants to purchase 300,000 shares of common stock was $16,710, $120, $6,430, and $132,040 at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively. The Company recognized a loss of $109,850 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $125,610 for the three months ended June 30, 2010 and a gain of $6,310 for the three months ended September 30, 2010 and a loss of $16,590 for the three months ended December 31, 2010.

The fair value of the 2009 Series B Warrants to purchase 1,072,225 shares of common stock was $93,885, $211, $17,144, and $1,453,331 at December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively. The Company recognized a loss of $932,657 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $1,436,187 for the three months ended June 30, 2010 and a gain of $16,933 for the three months ended September 30, 2010 and a loss of $93,674 for the three months ended December 31, 2010.

2009 Series B Warrants to purchase 100,000 shares of common stock was exercised on April 1, 2010. The fair value of these warrants was $124,140 at the exercise date and $44,530 at December 31, 2009, respectively. As a result, the Company recognized a loss of $79,610 on these warrants.

The fair value of 2010 Series B warrants to purchase 116,000 shares of common stock was $10,117, $24, $1,898 and $143,911 at December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010 and $61,832 at the issuance date, respectively. As a result, the Company recognized a loss of $82,079 for the three months ended March 31, 2010 and a gain of $142,013 for the three months ended June 30, 2010 and a gain of $1,874 for the three months ended September 30, 2010 and a loss of $10,093 for the three months ended December 31, 2010.

2010 Series B warrants to purchase 28,000 shares of common stock was exercised on March 29, 2010, the fair value of these warrants was $42,039 at the exercise date and $12,468 at the issuance date January 13, 2010, respectively. As a result, the Company recognized a loss of $29,571 on these warrants.

In summary, the Company recorded a total amount of $385,661 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the year ended December 31, 2010.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
2007 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	2.04	2.29	2.54	2.79
Risk-free interest rate	0.18%	0.18%	0.18%	0.16%
Expected volatility	14%	16%	21%	22%

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
2009 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	3.71	3.96	4.20	4.45
Risk-free interest rate	0.18%	0.18%	0.18%	0.16%
Expected volatility	14%	16%	21%	22%

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
2009 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	3.98	4.23	4.48	4.73
Risk-free interest rate	0.18%	0.18%	0.18%	0.16%
Expected volatility	14%	16%	21%	22%

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
2010 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	4.03	4.28	4.53	4.78
Risk-free interest rate	0.18%	0.18%	0.18%	0.16%
Expected volatility	14%	16%	21%	22%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$73,121	-	-	$73,121

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign currency translation - The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Translation adjustments for the years ended December 31, 2010 and 2009 are $1,307,351 and $45,949, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2010 and 2009 were $6,791 and $1,077, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Asset and liability accounts at December 31, 2010 and December 31, 2009 were translated at 6.5920 RMB to $1.00 USD and at 6.8172 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the year ended December 31, 2010 and 2009 were 6.7613 RMB and 6.8409 RMB to $1.00 USD, respectively. In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2010 and 2009.

	2010	2009
Weighted average shares of common stock outstanding (basic)	17,323,979	13,800,052
Shares issuable upon conversion of series A preferred stock	-	125,000
Shares issuable upon conversion of series B preferred stock	1,225,000	-
Shares issuable upon exercise of warrants	-	467,398
Weighted average shares of common stock outstanding (diluted)	18,548,979	14,426,518
Net income (loss) available to common shareholders	$1,149,570	$(2,247,258)
Net income (loss) per shares of common stock (Basic)	$0.07	$(0.16)
Net income (loss) per shares of common stock (diluted)	$0.06	$(0.16)

For the year ended December 31, 2010, the Company did not include any shares of common stock issuable upon exercise of warrants, since such issuance would be anti dilutive.

Accumulated other comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 included net income and foreign currency translation adjustments.

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

Reclassification - Certain 2009 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

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

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

The FASB has issued amended guidance for subsequent events. The amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments were effective upon issuance (February 24, 2010). The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

The Company has reviewed the Accounting Standards Updates up through 2011-02.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash trade accounts receivables and inventories, the balances of which are stated on the balance sheet. The Company places its cash in banks located in China. Concentration of credit risk with respect to trade accounts receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the year ended December 31, 2010, four customers accounted for 10% or more of sales revenues, representing 24.0%, 16.0%, 12.0%, and 10.0%, respectively of the total sales. For the year ended December 31, 2009, two customers accounted for 10% or more of sales revenues, representing 22.0% and 20.0%, respectively of the total sales. As of December 31, 2010, there were two customers that constitute 41.5% and 29.5% of the accounts receivable. As of December 31, 2009, there were three customers that accounted for 17.6%, 15.4% and 14.0% respectively of the accounts receivable.

For the year ended December 31, 20009, there is no supplier which accounted for 10% o more of our total purchases. For the year ended December 31, 2010, four suppliers accounted for 10% or more of our total purchases, representing 28.0%, 24.0%, 21.0%, and 17.0%, respectively.

For the year ended December 31, 2010 and 2009, the Company had insurance expense of $103,524 and $2,132 respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the years ended December 31, 2010 and 2009, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $424,549 and $59,554, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	December 31,
	2010	2009
Computed tax at the PRC statutory rate of 15%	$424,549	$59,554
Benefit of tax holiday	(424,549)	(59,554)
Income tax expenses per books	$-	$-

6.  Trade Accounts Receivable - net

As of December 31, 2010 and 2009, trade accounts receivable consisted of the following:

	2010	2009
Amount outstanding	$8,727,979	$6,168,102
Bad debt provision	(2,505,867)	(997,683)
Net amount	$6,222,112	$5,170,419

For the year ended December 31, 2010, bad debt provision of $1,304,327 on account receivable was charged to expenses. For the year ended December 31, 2009, bad debt provision of $288,915 on account receivable was charged to expenses.

7.  Advance to suppliers, net

As of December 31, 2010 and 2009, advance to suppliers consisted of the following:

	2010	2009
Amount outstanding	$10,198,602	$827,477
Bad debt provision	-	(36,710)
Net amount	$10,198,602	$790,767

For the year ended December 31, 2009, bad debt provision of $132,842 on advance to suppliers was written off. For the year ended December 31, 2010, bad debt provision of $37,013 on advance to suppliers was written off.

8.  Inventories

As of December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials	$2,995,663	$1,953,374
Work in progress	22,247,789	12,531,362
Finished goods	1,188,765	1,891,706
Repair Parts	-	54,312
	$26,432,217	$16,430,754

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

9.  Property and Equipment, net

As of December 31, 2010 and 2009, property and equipment consist of the following:

	2010	2009
Building	$12,595,257	$11,201,405
Machinery and equipment	21,702,827	20,961,237
Motor vehicles	31,857	41,073
Construction in progress	10,265,888	2,045,176
	44,595,829	34,248,891
Less: Accumulated depreciation	10,202,752	8,289,750
	$34,393,077	$25,959,141

For the years ended December 31, 2010 and 2009, depreciation expense amounted to $1,588,923 and $1,780,052 was charged to cost of goods sold.

10.  Land Use Right

As of December 31, 2010 and 2009, land use rights consist of the following:

	2010	2009
Land Use Right	$10,956,654	$3,830,836
Less: Accumulated amortization	459,724	282,563
	$10,496,930	$3,548,273

Land use rights is as collateral to certain short term loans as of December 31, 2010, as disclosed in Notes#13.

Future amortization of the land use rights is as follows:

12-month period ended December 31,
2011	$242,371
2012	242,371
2013	242,371
2014	242,371
2015	242,371
2016 and thereafter	9,285,075
Total	$10,496,930

For the years ended December 31, 2010 and 2009, amortization expenses were $163,310 and $75,352, respectively.

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

(b) Stock Issuances

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000. The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring on January 13, 2015 to purchase 160,000 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 160,000 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011.

On January 5, 2010, the Company issued 125,000 shares of common stock upon exercise of 125,000 shares of Series A preferred stock.

On March 29, 2010 and April 1, 2010, the Company issued 28,000 and 100,000 shares of common stock to Series B preferred stock shareholders upon exercise of warrants at $1.30.

In April 2010, the Company issued 1,032,500 shares of common stock upon exercise of 1,032,500 shares of Series B preferred stock.

In April 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $659,400 was recorded. As of December 31, 2010, there was still $57,500 to be amortized during 2010 and it is recorded as deferred consulting fee in equity.

In November 2010, the Company issued total 100,000 shares of common stock to four directors. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $108,000 was recorded as stock compensation expense.

Pursuant to a consulting agreement dated November 2010, the Company issued 120,000 shares of common stock.  The fair value of $116,400 was recorded. Pursuant to an agreement dated December 2010, the Company issued 90,000 shares of common stock. The fair value of $90,000 was recorded.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

The following table summarizes warrant activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	6,000,000	$1.60	4.00
Granted	1,472,225	1.48	5.00
Exercised	-	-	-
Retired through with issuance of common stock	(5,875,000)	1.60	4.00
Forfeited or expired	-	-	-
Outstanding at December 31, 2009	1,597,225	1.30	5.00	$20,990
Exercisable at December 31, 2009	1,172,225	$1.30	5.00	$566,464
Granted	144,000	1.30	5.00
Exercised	(128,000)	1.30	4.73
Retired through with issuance of common stock
Forfeited or expired	-	-	-
Outstanding at December 31, 2010	1,613,225	$1.61	3.78	$460,544
Exercisable at December 31, 2010	393,137	$1.30	5.00	$145,070

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

12. Accounts payable in long term

Accounts payable in long term was $4,744,634 at December 31, 2010. It was payable to Mr. Dengyong Jin, who is general manager of China operations, former chief executive officer, chief executive officer and principal shareholder of Xingyong. The payable has no interest rate and is for the Company’s business operating purpose.

Accounts payable in long term was $1,243,842 at December 31, 2009, of which $732,881.68 was payable to employees of Beijing Royal Yiyuan Inc. with interest rate of 20% per annual.

13. Short-term bank loans

As of December 31, 2010 and 2009, short term loans consisted of the following:

	2010	2009

Bank loan from China Construction Bank, dated September 6, 2010, due September 5, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	$6,068,000	$-

Bank loan from China Construction Bank, dated August 23, 2010, due August 22, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	6,068,000	-

Bank loan from China Construction Bank, dated August 6, 2010, due August 5, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights.	6,068,000	-

Bank loan from China Construction Bank, dated September 16, 2010, due September 15, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	9,102,000	-

Bank loan from Huaxia Bank, dated June 17, 2010, due June 10, 2011 with an interest rate of 6.903%, interest payable quarterly, secured by equipment and land use rights	5,309,500	-

Bank loan from Credit Union, dated February 11, 2010, due February 8, 2011 with an interest rate of 12.213%, interest payable monthly, secured by property and equipment and land use rights	682,650	-

Bank loans dated June 17, 2009, due June 15, 2010 with an interest rate of 9.711%, interest payable monthly, secured by property and equipment and land use rights		5,173,072

Bank loan dated June 16, 2009, due June 1, 2010 with an interest rate of 7.434%, interest payable quarterly, secured by equipment and land use rights		3,439,829
	$33,298,150	$8,573,901

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010.  The first of these loans was for $6.068 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011. The second loan was for $6.068 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $6.068 million on September 6, 2010 at an interest rate of 5.31% per year and has a maturity date of September 5, 2011. The fourth loan was for $9.102 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011. Interest on each loan is payable monthly.  Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type. Proceeds of the loans will be used by us to purchase raw materials, specifically focusing on higher purity graphite and fine grain graphite materials.

14.  Long-term bank loan

As of December 31, 2010 and 2009, long term loans consisted of the following:

	2010	2009
Bank loans dated October 10, 2008, due October 9, 2011 with an interest rate of 6.75%, interest payable monthly, secured by property and equipment and land use rights.	$-	$3,227,132
Less: current portion	-	(1,613,566)
Non-current portion	$-	$1,613,566

15. Other income

For the years ended December 31, 2010 and 2009, other income, which consisted of government grants, was $24,589 and $644,654, respectively.

16.  Subsequent event

On January 11, 2011, we entered into a short-term bank loan with China Construction Bank for a total of $4.6 million. The loan has an interest rate of 6.06%, due in January 11, 2012, and secured by property and equipment and land use rights.

In February 2011, the Company returned $682,650 of bank loan from Credit Union.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not required.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including Donghai Yu, our chief executive officer, and Zhen Fang Yang, our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

 Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting previously disclosed in our SEC reports, our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report of Internal Control over Financial Reporting.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation, our management has concluded that during the periods covered by this report, our internal controls over financial reporting were not effective. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes the aggregation of these significant deficiencies constitutes a material weakness.

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

  In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand US GAAP and the disclosure obligations under the Securities Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in US GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources in order to enable us to have such procedures and controls established by the end of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

No changes in the internal control over our financial reporting have come to management's attention during our last fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

 ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employee.

Name	Age	Position
Donghai Yu	45	Chief Executive Officer, President and Director
Zhenfang Yang	46	Interim Chief Financial Officer and Director
Philip Yizhao Zhang	40	Director
John Chen	39	Director
Hongbo Liu	51	Director
Dengyong Jin	56	General Manager of China Operations
Grace King	55	Senior Vice President of Finance

Mr. Donghai Yu has been our Chief Executive Officer since November 2008 and a director since December 2007. Mr. Yu served as Chief Financial Officer from December 2007 until November 2008. Since November 2007 he has also been Chief Financial Officer of Xingyong. Mr. Yu was a financial consultant in personal and business finance from 2002 to 2007. Mr. Yu received his MBA degree from Oklahoma City University.

Mr. Zhenfang Yang has been employed as our interim chief financial officer since November 2010. He has over 30 years experience in the finance and accounting field. He graduated from Inner Mongolia Finance and Economics College. He has been working as a key manager of our operating company since 2007. Before that he has been a key manager at the Inner Mongolia Forestry Department.

Philip Yizhao Zhang was the chief financial officer of Universal Travel Group (NYSE: UTA) until August 16, 2010. He is also an independent director of China Green Agriculture Inc. (NYSE: CGA), Kaisa Holdings Group (HK: 1638) and China Education Alliance, Inc. (NYSE: CEU), respectively. Mr. Zhang has over 13 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions in Energoup Holdings Corporation (OTC BB: ENHD), Shengtai Pharmaceutical Inc. (OTC BB: SGTI), China Natural Resources Incorporation (NASDAQ CM: CHNR) and Chinawe Asset Management Corporation (OTC BB: CHWE). From 1993 to 1999, Mr. Zhang also had experiences in portfolio management and asset trading in Guangdong South Financial Services Corporation. Mr. Zhang is a certified public accountant of the state of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received an MBA degree with financial analysis and accounting concentrations from the State University of New York at Buffalo in 2003.

Mr. John Chen has been a director of ours since November 2009.  Mr. Chen has also been a director of Jinhao Motor Company since August 13, 2010, SGOCO Group, Ltd. (also known as SGOCO Technology Ltd.) since November 2010 and General Steel Holdings, Inc., since March 7, 2005. He has served as chief financial officer of General Steel Holdings, Inc. since May 2004. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China, in 1992. He obtained his Bachelor of Science, Business Administration in Accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.

Dr. Hongbo Liu has been a director since November 2008. He is a professor at Hunan University in Hunan Province, where he has been the department chair of Non-Metallic Materials since 2000. Dr. Liu is considered one of China’s top scholars in carbon graphite studies. He has been granted a special annual allowance for outstanding scholars in China by the PRC Department of State since 1997. Dr. Liu holds a doctorate degree in engineering from Hunan University.

Mr. Denyong Jin is a significant employee of ours.  He has been general manager of China Operations since 2001 and has more than 20 years of experience in the carbon industry. He received his degree in economics form Inner Mongolia Television University of China. In 2004, Mr. Jin was named one of the “Top 10 Outstanding Mangers in Inner Mongolia”. In 2005, Mr. Jin was named the “Outstanding Entrepreneur” in Inner Mongolia. In 2006, Mr. Jin was named one of “China’s Top 100 Outstanding Entrepreneurs in Science and Technology”. Mr. Jin served as our chief executive officer from December 2007 to November 2008.

Ms. Grace King is a significant employee of ours.  She has been our Senior Vice President of Finance since December 15, 2010.  Ms. Grace has over twenty years of financial transaction experience with extensive contacts and expertise in China. Prior to joining China Carbon, Ms. King acted as the managing partner of APEC Investment, Inc., where she provided investment banking and advisory services to small and mid-sized Chinese companies. Prior to that, Ms. King was the managing director of China business development for Primary Capital, providing a full range of investment banking services to Chinese clients. From 1999 to 2007, Ms. King was a senior investment advisor for Great Eastern Securities, Inc., responsible for overseeing the development of the firm's Asia business. From 1990 to 1998, Ms. King worked as a financial consultant and fund manager for Transpacific Exchange Corp, a private equity fund with a principal focus on China. From 1985 to 1989, Ms. King was employed with Merrill Lynch, as a member of their international corporate group, where she completed transactions including bond underwritings, private placements, privatizations, and mergers and acquisitions. She was one of two key investment bankers who successfully launched Taiwan Fund, Inc. (NYSE:TWN), and served as a key banker on Gulf Canada's global offering of over one billion USD. Ms. King graduated with a BS/MBA degree in Finance and International Business in May 1984 from Columbia University.

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

Board Committees

Effective October 28, 2009, the Company created audit, compensation and corporate governance/nominating committees. Mr. John Chen, Mr. Philip Zhang, and Mr. Hongbo Liu, all independent directors, serve as members of each of the committees, with Mr. Zhang serving as chairman of the audit committee, Mr. Chen as chairman of the compensation committee and Mr. Liu as chairman of the corporate governance/nominating committee. Mr. Zhang is our audit committee financial expert.

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

None of our officers or directors has any family relationships with any other officers or directors.

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

ITEM 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2008, 2009 and 2010. None of our executive officers received $100,000 or more of compensation during these periods other than Mr. Yu.

Summary Compensation Table

Name and principal position	Year	Salary		Stock Awards (1)		Total

Donghai Yu Chief Executive Officer	2010 2009 2008	$ $	84,000 72,000 --	$ $	27,000 28,000 --	$ $	111,000 100,000 --

Zhenfang Yang Interim Chief Financial Officer	2010		$24,000		--		$24,000

(1) This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the company.

Director Compensation

We have entered into an agreement with Mr. Philip Yizhao Zhang and Mr. John Chen, pursuant to which we agreed to issue to each of them 25,000 shares of common stock each year for their services as directors and committee members. Pursuant to these agreements, we issued 25,000 shares to each of them upon their election in October 2009. The Chief Executive Officer and Chief Financial Officer each received 20,000 shares of common stock for their services in 2009. Beginning in May 2009, we also issued 25,000 shares of common stock to Mr. Hongbo Liu and now grant him this amount on an annual basis for his services as director and committee member. In 2010, we issued 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizhao Zhang, Mr. John Chen and Mr. Hongbo Liu.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2010 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$27,000	$27,000
Philip Yizhao Zhang	$27,000	$27,000
John Chen	$27,000	$27,000
Hongbo Liu	$27,000	$27,000

(1) This column represents the fair value of the stock option on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of April 13, 2011, by:

•	each director;
•	each named executive officer;
•	each person known by us to beneficially own at least 5% of our common stock; and
•	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sincere Investment (PTC), Ltd. (1)	9,388,412	44.6%
Donghai Yu Zhenfang Yang Hongbo Liu Philip Yizhao Zhang John Chen All officers and directors as a group (5 persons)	45,000 - 50,000 50,000 50,000 195,000	* - * * * 1.0%

* Less than 1%.

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

 ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

 Dengyong Jin, general manager of China operations and former chief executive officer, is the chief executive officer and principal shareholder of Xingyong. Our principal stockholder, Sincere, is owned by Lizhong Gao, the brother-in-law of Mr. Jin, who has the sole power to vote and dispose of the shares of our company held by Sincere. Sincere holds the shares as trustee for Mr. Jin’s wife and sister in-law.

Messrs. Liu, Zhang and Chen are independent as defined by Nasdaq Marketplace Rules.

ITEM 14. Principal Accountant Fees and Services.

 AGCA, Inc (“AGCA”) served as our independent registered accounting firm for the year ended December 31, 2008.   Effective October 12, 2009, the Board of the Company dismissed AGCA,Inc (“AGCA”), as its independent registered accounting firm, and  selected BDO Guangdong Dahua Delu CPAs  (“BDO”) to serve as the Company’s independent registered accounting firm for the year ending December 31, 2009 and 2010.

We did not have a formal audit committee when we engaged BDO. We have not adopted pre-approval policies and procedures with respect to our accountants. All of the services provided and fees charged by our independent registered accounting firms were approved by the board of directors and audit committe.

Services rendered by AGCA and BDO

The following is a summary of the fees for professional services rendered by AGCA and BDO for 2009 and 2010.

	BDO			AGCA
Fee Category	2010	2009	6	2010	2009
Audit fees	$251,000	$120,000		$-	$96,100
Audit-related fees	-	-		-
Tax fees	-	-		-
Other fees	-	-		-	-
Total Fees	$251,000	$120,000		$-	$96,100

Audit fees. Audit fees for BDO in 2010 represent fees for professional services performed by BDO for the audit of our 2010 annual financial statements, the review of each quarter of 2010 financial statements, and the audit for our potential merger and acquisition target. Audit fees for BDO in 2009 represent fees for professional services performed by BDO for the audit of our 2009 annual financial statements and the review of third quarter 2009 financial statements. Audit fees for AGCA in 2009 represent fees for professional services performed by AGCA for audit of our 2008 annual financial statements and the review of our the financial statements for the first and second quarters of 2009. Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle and Xingyong.

  ITEM 15. Exhibits and Financial Statement Schedules.

(a) See Item 8 above.

(b) Exhibits:

Exhibit Number	Description
2.1	Exchange Agreement, dated as of December 14, 2007, between the Registrant and Sincere Investment (PTC), Ltd.*
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada**
3.2	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada******
3.3	Amended and Restated Bylaws of the Company***
4.1	Form of Warrant issued to the investors******
4.2	Warrant issued to Maxim Group LLC******
10.1	Business Operations Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.2	Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.3	Option Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation)*
10.4	Equity Pledge Agreement, dated December 7, 2007, among Xinghe Xingyong Carbon Co., Ltd., Xinghe Yongle Carbon Co., Ltd. and Dengyong Jin (English Translation)*
10.5	Consulting Agreement, dated February 9, 2009, between the Registrant and Ventanta Capital Partners****
10.6	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Registrant and XingGuang Investment Corporation, Limited*****
10.7	Form of Subscription Agreement, dated December 22, 2009, by and between the Registrant and the investors set forth therein******
10.8	Registration Rights Agreement, dated December 22, 2009, by and between the Registrant, Maxim Group LLC, and the investors set forth therein******
10.9	Securities Escrow Agreement, dated December 22, 2009, by and between the Registrant, Maxim Group LLC, and the investors set forth therein******
10.10	Loan Agreement, dated August 6, 2010, between China Carbon Graphite Group Inc. and China Construction Bank*******
10.11	Loan Agreement, dated August 23, 2010, between China Carbon Graphite Group Inc. and China Construction Bank*******
10.12	Loan Agreement, dated September 6, 2010, between China Carbon Graphite Group Inc. and China Construction Bank*******
10.13	Loan Agreement, dated September 16, 2010, between China Carbon Graphite Group Inc. and China Construction Bank*******
14	Code of Ethics********
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

******* Incorporated by reference to the Form 10-Q filed by the Registrant on November 15, 2010.

******** Incorporated by reference to the Form 8-K filed by the Registrant on November 3, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 15, 2011	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Offer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 15, 2011
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 15, 2011
Zhenfang Yang	(Principal Financial Officer and Principal Accounting Officer)	April 15, 2011

/s/ Philip Yizhao Zhang	Director	April 15, 2011
Philip Yizhao Zhang

/s/ John Chen	Director	April 15, 2011
John Chen

/s/ Hongbo Liu	Director	April 15, 2011
Hongbo Liu