Form 10-Q
period 2011-03-31
China Carbon Graphite Group, Inc.
filed 2011-05-16
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,522,120 shares of common stock are issued and outstanding as of May 16, 2011.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,054,615	$296,312
Restricted cash	3,710,610	-
Trade accounts receivable, net of allowance of $2,522,385 and $$2,505,867 as of March 31, 2011 and December 31, 2010	10,319,015	6,222,112
Notes receivable	417,838	460,856
Advance to suppliers	15,236,453	10,198,602
Inventories	27,462,870	26,432,217
Prepaid expenses	1,020,050	573,094
Other receivables	386,657	335,986
Total current assets	59,608,108	44,519,179

Property and Equipment, net	23,902,797	24,127,189

Construction In Progress	11,892,985	10,265,888

Land Use Rights, Net	10,519,371	10,496,930
Total Assets	$105,923,261	$89,409,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,709,985	$5,452,743
Advance from customers	3,850,973	1,060,147
Short-term bank loans	38,633,100	33,298,150
Notes payable	5,497,200	-
Taxes payable	90,578	-
Other payables	3,353,026	2,584,589
Dividends payable	8,129	32,996
Total current liabilities	57,142,991	42,428,625

Amount Due to A Related Party	4,338,015	4,744,634
Warrant Liabilities	31,962	73,121
Total liabilities	61,512,968	47,246,380

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, none issued and outstanding
at March 31, 2011 and December 31, 2010	-	-
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 611,980 and
1,225,000 shares at March 31, 2011 and December 31, 2010, respectively.	612	1,225
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 22,083,039 and 20,520,161 shares at
March 31, 2011 and December 31, 2010, respectively	22,083	20,521
Deferred consulting fee	-	(57,500)
Additional paid-in capital	16,754,161	15,158,291
Accumulated other comprehensive income	6,612,662	6,344,414
Retained earnings	21,020,774	20,695,855
Total Stockholders' Equity	44,410,293	42,162,806
Total Liabilities and Stockholders' Equity	$105,923,261	$89,409,186
		-
The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2011	2010

Sales	$11,463,335	$4,846,856

Cost of Goods Sold	8,883,262	3,822,666
Gross Profit	2,580,074	1,024,190

Operating Expenses
Selling expenses	49,863	24,993
General and administrative	1,554,062	403,936
Depreciation and amortization	46,601	27,340
	1,650,526	456,269

Income from Operations	929,547	567,921

Other Income (Expenses)
Interest expense	(713,531)	(206,148)
Other income	60,880	-
Change in fair value of warrants	56,152	(1,220,430)
	(596,499)	(1,426,578)

Income (Loss) Before Income Tax Expense	333,049	(858,657)

Income Tax Expense	-	-

Net Income (Loss)	333,049	(858,657)

Other Comprehensive Income
Foreign currency translation gain (loss)	268,248	(99,522)
Total Comprehensive Income (loss)	$601,297	$(958,179)

Share Data

Basic earnings (loss) per share	$0.02	$(0.06)

Diluted earnings (loss) per share	$0.01	$(0.06)

Weighted average common shares outstanding,
basic	21,630,421	18,485,344

Weighted average common shares outstanding,
diluted	22,615,787	18,485,344

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net Income (loss)	$333,049	$(858,657)
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	433,355	431,796
Bad debt expenses		-
Stock compensation	266,100	-
Change in fair value of warrants	26,166	1,220,430
Change in operating assets and liabilities
Trade accounts receivable	(4,042,607)	1,415,151
Notes receivable	45,906	138,054
Other receivables	(48,297)	819,844
Advance to suppliers	(4,954,347)	(273,258)
Inventories	(853,608)	(645,195)
Prepaid expenses	121,970	(50,762)
Accounts payable and accrued expenses	220,570	664,904
Notes payable	5,479,200	-
Advance from customers	2,774,722	(158,853)
Taxes payable	488,552	(176,050)
Other payables	737,742	578,628
Net cash provided by operating activities	1,028,473	3,106,033

Cash flows from investing activities
Acquisition of property and equipment	(4,572)	(2,926)
Acquisition of land use rights	-	(4,938,228)
Construction in progress	(1,554,319)	(115,152)
Net cash used in investing activities	(1,558,891)	(5,056,305)

Cash flows from financing activities
Proceeds from issuing series B preferred stock	-	338,850
Proceeds from warrants exercise	371,398	36,400
Dividends paid	(49,388)	-
Increase of restricted cash	(3,698,460)	-
Proceeds from short-term loans	5,783,600	658,270
Payments from short-term loans	(684,900)	-
Proceeds from amount due to a related party	-	18,905
Payments from amount due to a related party	(436,462)	-
Proceeds from notes payable	-	2,194,234
Repayment of long term bank loans	-	-
Net cash provided by financing activities	1,285,788	3,246,659

Effect of exchange rate fluctuation	2,932	(754)

Net increase in cash	758,303	1,295,632

Cash and cash equivalents at beginning of period	296,312	2,709,127

Cash and cash equivalents at end of period	$1,054,615	$4,004,759

Supplemental disclosure of cash flow information

Interest paid	$713,531	$206,148
Income taxes paid	$-	$-

Non-cash activities:

Deemed preferred dividend reflected in paid-in capital	$57,500	$132,778

Reclassfication of warrant liability with equity	$14,993	$34,770

Issuance of common stock for consulting fee	$266,100	$-

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

1.  Organization and Business

China Carbon Graphite Group, Inc. (the “Company”, “us”, “we”, “our”), through its subsidiaries, is engaged in the manufacture of graphite-based products in the People’s Republic of China.  Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

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
For The Three Months Ended March 31, 2011
(Unaudited)

Stock distribution

On January 22, 2008, the Company effected a 1.6-for-one stock distribution whereby each share of common stock became converted into 1.6 shares of common stock. All references to share and per share information in these financial statements reflect this stock distribution.

2.  Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010. The results of the three-months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

The accompanying unaudited condensed consolidated financial statements for China Carbon Graphite Group, Inc. and its subsidiaries and variable interest entity, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company maintains its books and accounting records in Renminbi (“RMB”), and its reporting currency is United States dollars.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

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

Restricted cash - Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is subject to withdrawal restrictions. As of March 31, 2011 and December 31, 2010, these amounts totaled $3,710,610 and $0, respectively. The restricted cash is expected to be released within the next twelve months after bank notes matured.

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

Property and equipment - Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Buildings	25 - 40 years
Machinery and equipment	10 - 20 years
Motor vehicles	5 years

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the three months ended at March 31, 2011 and 2010.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the three months ended March 31, 2011 and 2010.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 386,853 square meters. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition to the land use right mentioned above, China government has also issued the Company a land use certificate of 387,838 square meters land, for which the Company has not signed a land use right agreement and has not paid. This 387,838 square meters land use right was used as collateral by the Company for its short term bank loan. The land use right has a term of 50 years, with expiration date of January 2060. The cost of this 387,838 square meters land is approximately $14,000,000. The cost of the land use rights is amortized over the 50-year term of the land use right using the straight-line method. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the three months ended at March 31, 2011 and 2010.

Revenue recognition - Revenue is recognized in accordance with ASC 605-25, Revenue Recognition of Financial Statements, formerly known as Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when the goods are shipped pursuant to a purchase order.

Interest income is recognized when earned.

Advertising - The Company expenses all advertising costs as incurred. There was no advertising expense for the three months ended at March 31, 2011 and 2010.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its operating expenses. For the three months ended March 31, 2011 and 2010, shipping and handling costs were $49,863 and $23,938, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax - Effective January 1, 2008, the new income tax law sets unified income tax rate for domestic and foreign companies at 25% except a 15% enterprise income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rate in accordance with both the tax laws and administrative regulations prior to the promulgation of this Law shall gradually transit to the new tax rate within five years after the implementation of this law.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. And therefore, the Company is subject to a 15% enterprise income tax. In addition, Xing He District Local Tax Authority in the Nei Mongol province granted to the Company a tax holiday from 100% of enterprises income tax for 10 years from 2008 through 2018. Afterwards, based on the present tax law and the Company’s status as a high technology and science company, the Company will be subject to a corporation income tax rate of 15% effective in 2019.

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
For The Three Months Ended March 31, 2011
(Unaudited)

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

Fair value of financial instruments - On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

▪	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

As of March 31, 2011, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	200,000	$3.00
“2009 Series B Warrants”	804,200	$1.30
“2010 Series B Warrants”	100,000	$1.30

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $3 and $54 at March 31, 2011 and December 31, 2010, respectively. The Company recognized a loss of $68,737 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $51 for the three months ended March 31, 2011.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $2,907 and $8,357 at March 31, 2011 and December 31, 2010, respectively. The Company recognized a loss of $53,640 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $5,450 for the three months ended March 31, 2011.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $25,782 and $70,914 at March 31, 2011, and December 31, 2010, respectively. The Company recognized a loss of $847,210 from the change in fair value of these warrants for the three months ended March 31, 2010 and a gain of $45,131 for the three months ended March 31, 2011.

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

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $3,270 and $8,789 at March 31, 2011 and December 31, 2010, respectively. The Company recognized a loss of $82,079 for the three months ended March 31, 2010 and $5,519 for the three months ended March 31, 2011.

In summary, the Company recorded a total amount of $56,152 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months ended March 31, 2011.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2011	December 31, 2010
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	1.79	2.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	13%	14%

	March 31, 2011	December 31, 2010
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	3.46	3.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	13%	14%

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.73	3.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	13%	14%

	March 31, 2011	December 31, 2010
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.78	4.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	13%	14%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of March 31, 2011.

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$31,962	-	-	$31,962

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Earnings per share - Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 1,229,200 shares of common stock at an exercise price in the range of $1.3- $3.0 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31
	2011	2010
Weighted average shares of common stock outstanding (basic)	21,630,421	18,485,344
Shares issuable upon conversion of series A preferred stock	-	-
Shares issuable upon conversion of series B preferred stock	611,980	-
Shares issuable upon exercise of warrants	373,386	-
Weighted average shares of common stock outstanding (diluted)	22,615,787	18,485,344
Net income (loss) available to common shareholders	$324,920	$(1,027,664)
Earnings (loss) per shares of common stock (Basic)	$0.02	$(0.06)
Earnings (loss) per shares of common stock (diluted)	$0.01	$(0.06)

For the three months ended March 31, 2011, the Company included 985,366 shares of common stock issuable upon conversion of preferred stock and exercise of warrants, since such issuance would be anti dilutive.

Comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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
For The Three Months Ended March 31, 2011
(Unaudited)

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

For the three months ended March 31, 2011, three customers accounted for 10% or more of sales revenues, representing 47%, 23% and 11%, respectively of the total sales. For the three months ended March 31, 2010, two customers accounted for 10% or more of sales revenues, representing 30.1% and 17.9%, respectively of the total sales. As of March 31, 2011, there were two customers that constitute 24% and 26%, respectively of the accounts receivable. As of December 31, 2010, there were two customers that constitute 41.5% and 29.5% respectively of the accounts receivable.

For the three months ended March 31, 2011 and 2010, the Company had insurance expense of $482 and $26,992, respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the three months ended March 31, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $127,325 and $86,674, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Three months ended March 31,
	2011	2010
Computed tax at the PRC statutory rate of 15%	$127,325	$86,674
Benefit of tax holiday	(127,325)	(86,674)
Income tax expenses	$-	$-

6.  Trade Accounts Receivable - net

As of March 31, 2011 and December 31, 2010, trade accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Amount outstanding	$12,841,400	$8,727,979
Bad debt provision	(2,522,385)	(2,505,867)
Net amount	$10,319,015	$6,222,112

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

7.  Advance to suppliers, net

As of March 31, 2011 and December 31, 2010, advance to suppliers consisted of the following:

	March 31, 2011	December 31, 2010
Advance to suppliers	$15,236,453	$10,198,602
Bad debt provision	-	-
Advance to suppliers, net	$15,236,453	$10,198,602

For the three months ended March 31, 2011 and 2010, no additional bad debt provision on advance to suppliers was charged to expenses.

8.   Inventories

As of March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$3,411,477	$2,995,663
Work in process	22,667,131	22,247,789
Finished goods	1,384,262	1,188,765
	$27,462,870	$26,432,217

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

9.  Property and Equipment, net

As of March 31, 2011 and December 31, 2010, property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Building	$12,595,257	$12,595,257
Machinery and equipment	21,702,827	21,702,827
Motor vehicles	31,857	31,857
Constructions Progress	11,892,985	10,265,888
	46,222,926	44,595,829
Less: accumulated depreciation	(10,658,034)	10,202,752
	$35,795,782	$34,393,077

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $386,754 and $404,456 was charged to cost of goods sold.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

10.  Land Use Right

As of March 31, 2011 and December 31, 2010, land use rights consist of the following:

	March 31, 2011	December 31, 2010
Land Use Right	$11,027,686	$10,956,654
Less: Accumulated amortization	508,315	459,724
	$10,519,371	$10,496,930

For the three months ended March 31, 2011 and 2010, amortization expenses were $46,601 and $27,340, respectively.

Future amortization of the land use rights is as follows:

12 -month period ending March 31,
2011	$186,405
2012	186,405
2013	186,405
2014	186,405
2015	186,405
2016 and thereafter	9,587,344
Total	$10,519,371

As of March 31, 2011, all intangible assets are pledged as collateral for bank short term bank loans.

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated articles of incorporation give the board of directors the authority to issue one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of each set. The board of directors has designated the rights, preferences, privileges and limitation of two series of preferred stock -- the series A convertible preferred stock (“series A preferred stock”) and the the series B convertible preferred stock (“series B preferred stock”).

(b) Stock Issuances; Warrants

On January 11, 2011, the Company issued 50,000 shares of common stock upon conversion of 50,000 shares of Series B preferred stock.

On January 21, 2011, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series B preferred stock.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

On January 24, 2011, the Company issued 243,055 shares of common stock upon conversion of 243,055 shares of Series B preferred stock.

On January 25, 2011, the Company issued 69,444 shares of common stock upon conversion of 69,444 shares of Series B preferred stock.

On February 4, 2011, the Company issued 102,321 shares of common stock upon conversion of 102,321 shares of Series B preferred stock.

On March 4, 2011, the Company issued 2,500 shares of common stock upon conversion of 2,500 shares of Series B preferred stock.

On March 14, 2011, the Company issued 17,000 shares of common stock upon conversion of 17,000 shares of Series B preferred stock.

On March 21, 2011, the Company issued 28,700 shares of common stock upon conversion of 28,700 shares of Series B preferred stock.

On January 19, 2011, the Company issued 45,833 shares of common stock upon non cash exercise of 100,000 warrants.

On January 24, 2011, the Company issued 124,025 shares of common stock to upon exercise of warrants at $1.32.

On February 7, 2011, the Company issued 160,000 shares of common stock to upon exercise of warrants at $1.30.

During the quarter ended March 31, 2011, the Company issued 620,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $1,240,100 was recorded. As of March 31, 2011, there was still $974,000 to be amortized during 2011 and it is recorded in prepaid expenses.

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000. The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring on January 13, 2015 to purchase 160,000 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 160,000 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011.  The Company has met its targest for the year ended December 31, 2010.

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

In April 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $659,400 was recorded. As of March 31, 2011, all consulting expenses were amortized.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

In November 2010, the Company issued total 100,000 shares of common stock to four directors. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $108,000 was recorded as stock compensation expense.

Pursuant to a consulting agreement dated November 2010, the Company issued 120,000 shares of common stock.  The fair value of $116,400 was recorded as expenses. Pursuant to a consulting agreement dated December 2010, the Company issued 90,000 shares of common stock. The fair value of $90,000 was recorded as expenses.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

As previously disclosed, we entered into a letter of intent to acquire China Carbon Graphite Ltd. Negotiations relating to the potential acquisition are still ongoing and it is not certain that this acquisition will be consummated in 2010 if at all.

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

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

12.  Amount Due To A Related Party

Amount due to a related party was $4,338,015 and $4,744,634 at March 31, 2011 and December 31, 2010, respectively. It was payable to Mr. Dengyong Jin, who is general manager of China operations, former chief executive officer, chief executive officer and principal shareholder of Xingyong. The payable has no interest rate and is for the Company’s business operating purpose.

13.  Short-term bank loans

As of March 31, 2011 and December 31, 2010, short term loans consisted of the following:

	March 31, 2011	December 31, 2010

Bank loan from China Construction Bank, dated January 11, 2011, due January 11, 2012 with an interest rate of 6.06%, interest payable quarterly, secured by property and equipment and land use rights	$4,581,000	$-

Bank loan from China Construction Bank, dated September 6, 2010, due September 5, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	6,108,000	6,068,000

Bank loan from China Construction Bank, dated August 23, 2010, due August 22, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	6,108,000	6,068,000

Bank loan from China Construction Bank, dated August 6, 2010, due August 5, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights.	6,108,000	6,068,000

Bank loan from China Construction Bank, dated September 16, 2010, due September 15, 2011 with an interest rate of 5.31%, interest payable quarterly, secured by land use rights	9,162,000	9,102,000

Bank loan from Huaxia Bank, dated June 17, 2010, due June 10, 2011 with an interest rate of 6.903%, interest payable quarterly, secured by equipment and land use rights	5,344,500	5,309,500

Bank loan from Credit Union, dated February 1, 2011, due February 1, 2012 with an interest rate of 13.66%, interest payable monthly, secured by property and equipment and land use rights	1,221,600	682,650

	$38,633,100	$33,298,150

On January 11, 2011, we entered into a short-term bank loan with China Construction Bank for a total of $4.6 million. The loan has an interest rate of 6.06%, due in January 11, 2012, and secured by property and equipment and land use rights.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2011
(Unaudited)

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010.  The first of these loans was of $6.108 million on August 6, 2010 at an annual interest rate of 5.31% and has a maturity date of August 5, 2011. The second loan was of $6.108 million on August 23, 2010 at an annual interest rate of 5.31% and has a maturity date of August 22, 2011.  The third loan was of $6.108 million on September 6, 2010 at an annual interest rate of 5.31% and has a maturity date of September 5, 2011. The fourth loan was of $9.162 million on September 16, 2010 at an annual interest rate of 5.31% and has a maturity date of September 15, 2011. Interest on each loan is payable monthly.  Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type. Proceeds of the loans will be used by us to purchase raw materials, specifically focusing on higher purity graphite and fine grain graphite materials.

As of March 31, 2011, all intangible assets and certain property and equipment are pledged as collateral for short term bank loans.

14.  Subsequent Events

In May 2011, the Company issued 365,000 shares of common stock pursuant to one consulting agreement for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.  The fair value was recorded based on the fair market price of when the shares were issued. The fair value will be amortized over the consulting term.

Item 2.   Management’s Discussion and Analysis Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Until the third quarter of 2008, we experienced rapid growth in our operations.  From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. Specifically, we had a significant decline in sales of graphite electrodes. The industry started to recover in 2010, and in particular since the third quarter of 2010. Our revenues and gross margins improved significantly in 2010, which trend has continued into 2011. As a result, our receivables have also increased. We expect the recovery and increasing demand in the fine grain, high purity and graphite electrode, and in particular ultra high power graphite electrode, market to continue in subsequent quarters in 2011.

We expect the increased demand in high margin ultra high power  graphite electrode and fine grain and high purity graphite products to extend through 2011, primarily due to anticipated growth in the iron and steel automobile, aerospace ad defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities and created a high demand for large size ultra high power  graphite electrode, which are different products from general graphite electrode. The margin of large size ultra high power graphite electrode is high due to the shortage of supply to the demand. We estimate the trend will continue for the near future. Our new forming plant will specialize in manufacturing high margin products including large size ultra high power graphite electrode, high purity graphite and fine gain graphite.

In order to try and address this demand, in January 2011, we completed the exterior construction of a production plant, whose annual production capacity is expected to be 30,000 tons. We intend to start installation and shakedown testing of a 4200-ton compressor and 36 annular kilns in this facility in the near future. The new facilities are expected to begin production by August 2011, subject to potential further delays in the installation of equipment, the hiring of additional employees, orders from customers, or other delays involved in construction, installation or production in a new facility. The new plant is expected to be used to manufacture a new product, ultra high power graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China's first domestic producer of 800 mm diameter ultra high power electrodes and will further strengthen the Company's leading position in China's fine grain graphite market. After the expansion, the Company is expected to have a 60,000 ton production capacity. The Company is currently operating at 100% production capacity of 30,000 tons annually.

The initial budgeted investment outlay for the construction was approximately $13.5 million in the aggregate. The new forming plant will specialize in manufacturing large size ultra high power  graphite electrodes, high purity graphite and fine gain graphite. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length.

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

At March 31, 2011, we had short-term bank loans of approximately $38.6 million.  These bank loans, which are secured by a lien on our fixed assets and land use rights, are due between February 2011 and February 2012, including approximately $32 million owed to the Construction Bank of China. Historically, we have generally rolled over our short-term loans when they became due.  However, we cannot assure you that our lenders, including the Construction Bank of China, will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties such as a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, which at March 31, 2011 were $4.76 million, are insufficient to pay off our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and kept increasing in the first three months of March 31, 2011. While we anticipate this trend to continue in the rest of 2011, we have been improving the gross margin by improving the sales prices. The average prices of our products have been increasing since April 2011 to this report date. In particular, prices of large size fine grain graphite and high purity graphite products have notably increased.

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

RESULTS OF OPERATIONS

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$11,463	100%	$4,847	100%
Cost of sales	(8,883)	77.5%	(3,823)	78.9%
Gross profit	2,580	22.5%	1,024	21.1%
Operating expenses	(1,650)	14.4%	(456)	9.4%
Income from operations	930	8.1%	568	11.7%
Other income	61	0.5%	-	-%
Change in fair value of warrants	56	0.5%	(1,220)	(25.2)%
Interest expense	(714)	(6.2)%	(206)	(4.3)%
Income before income tax expense	333	2.9%	(859)	(17.8)%
Provision for income taxes	-	-%	-	-%
Net income	$333	2.9%	$(859)	(17.8)%
Deemed preferred stock dividend	-	-%	(133)	(2.7)%
Dividend	(8)	(0.1)%	(36)	(0.7)%
Net income available to common shareholders	325	2.8%	(1,028)	(21.2)%
Foreign currency translation adjustment	268	2.3%	(100)	(2.1)%
Comprehensive income	$601	5.3%	$(958)	(19.9)%

Sales.

During the three months ended March 31, 2011, we had sales of $11,463,335 as compared to sales of $4,846,856 for the three months ended March 31, 2010, an increase of $6,616,479, or approximately 136.5%. Our revenue was generated mainly from sales of graphite electrodes, fine grain graphite, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the demand of our products during the three months ended March 31, 2011 resulting from the market recovery, new customer developments, and change of product mix to include more high purity graphite products which average unit price increased 75% in the three months ended March 31, 2011 compared to the same period last year. The fast development of manufacturing of solar and mold products increased the demand of our products as raw material. Approximately 30% of total sales during the three months ended March 31, 2011 were revenue from approximately 40 new customers developed subsequent to March 31, 2010. Increased production capacity and increased unit prices also contributed to the increase of total sales. The increased unit price of high purity graphite is due to a large demand for such products in the market. We also had a decrease in the demand of high purity graphite in the first quarter of 2010. Since then, the company has been successful to optimize its product mixes to achieve the highest profit by increasing sales of fine grain graphite and high purity graphite products which generate a better margin.

The breakdown of revenues for each of our products during the three months ended March 31, 2011 and 2010, respectively, was as follows:

	March 31, 2011 Sales	% of Total Sales	March 31, 2010 Sales	% of Total Sales

Graphite Electrodes	$1,801,803	15.7%	$2,400,928	49.5%
Fine Grain Graphite	4,715,264	41.1%	2,109,080	43.5%
High Purity Graphite	4,637,133	40.5%	123,903	2.6%
Others (1)	309,135	2.7%	212,946	4.4%
Total	$11,463,335		$4,846,856

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of sales; gross margin.

During the three months ended March 31, 2011, our cost of sales was $8,883,262, as compared to $3,822,666 during the three months ended March 31, 2010, an increase of $5,060,596, or 132.4%. The increase in cost of sales was directly associated with the increase in sales. Our gross margin increased from 21.1% for the three months ended March 31, 2010 to 22.5% for the three months ended March 31, 2011. The increase reflects the variance in production mix, as the percentage of our sales of high purity graphite products, a higher margin product compared to graphite electrodes, increased significantly. Fine grain graphite products decreased its margin due to the market demand shifts more to purity graphite electrodes during the three months ended March 31, 2011. The increased sales and increased margin of high purity graphite products offset the decreased sales of graphite electrodes and decreased margin and unit price of fine grain graphite products.

Operating expenses - Selling, general and administrative expenses.

Selling, general and administrative expenses totaled $1,603,925 for the three months ended March 31, 2011, as compared to $428,929 for the three months ended March 31, 2010, an increase of $1,174,996, or approximately 273.9%.

Selling expenses increased from $24,993 for the three months ended March 31, 2010 to $49,863 for the three months ended March 31, 2011, an increase of $24,870, or 99.5%. The increase was due to higher shipping and handling expenses in the first quarter 2011 compared to 2010 related to higher sales.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, amortization expenses and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $1,554,062 for the three months ended March 31, 2011, compared to $403,936 for the three months ended March 31, 2010, an increase of $1,150,126, or 284.7%.  The increase of the general and administrative expenses was due primarily to increased taxes and professional expenses as a public company. The Company has incurred approximately $750,000 land use taxes and $266,100 consulting expenses by stock issuance in the three months ended March 31, 2011.  The increased land use tax is because the land use right we acquired in 2010 was first subject to land use tax during the three months ended March 31, 2011 pursuant to China’s tax regulations.

Income from operations.

As a result of the factors described above, income from operations amounted to $929,547 for the three months ended March 31, 2011, as compared to $567,921 for the three months ended March 31, 2010, an increase of approximately $361,626, or 63.7%.

Other income and expenses.

Interest expense was $713,531 for the three months ended March 31, 2011, as compared with $206,148 for the three months ended March 31, 2010, reflecting increased interest payments on loans from banks. Other income, which consisted of government subsidy for research expenses, was $60,880 for the three months ended March 31, 2011 as compared to $0 for the three months ended March 31, 2010. Expenses from change in fair value of warrants as a result of adopting ASC 820-10, Fair value measurement for non-financial assets and liabilities, was $56,152 for the three months ended March 31, 2011, as compared to $1,220,430 of loss from change in fair value of warrants for the three months ended March 31, 2010.

Income tax.

During the three months ended March 31, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0, for both the three months ended March 31, 2011 and 2010 without the consideration of adjustments on taxable income.

Net income.

As a result of the factors described above, our net income for the three months ended March 31, 2011 was $333,049, as compared to net loss of $858,657 for the three months ended March 31, 2010, an increase of $1,191,706, or 138.79%.

Foreign currency translation .

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2011 was $268,248 as compared to loss of $99,522 for the three months ended March 31, 2010, an increase of $367,770, or 369.5%.

Deemed preferred stock dividend.

As a result of the private placement on January 13, 2010, during the three months ended March 3, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,227 represented the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,551 represented the allocated value of the warrants. The deemed preferred stock dividend is a non-cash charge which did not affect our operations or cash flow for the three months ended March 31, 2011 and 2010.

Dividend.

Pursuant to the terms of private offering, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expense of $8,129 and $36,229 for the three months ended March 31, 2011and 2010, respectively.

Net income available to common shareholders.

Net income available for common shareholders was $324,920, or $0.02 and $0.01 per share (basic and diluted), for the three months ended March 31, 2011 compared to net loss of $1,027,664, or $0.06 per share (basic and diluted), for the three months ended March 31, 2010.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. In addition, in December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction. At March 31, 2011, we had short term loans in the aggregate amount of $38.63 million outstanding, as described below. In addition, on January 11, 2011, we entered into a short-term bank loan with China Construction Bank for a total of $4.6 million. The loan has an interest rate of 6.06%, is due in January 2012 and is secured by property, equipment and land use rights.

We have short term bank loans of $0.69 million that were due in February 2011 and bear interest at an annual rate of 12.213% and of $5.345 million bearing interest at 6.903% and due in June 2011. The short-term bank loans are secured by a security interest in certain equipment, property and land use rights. The $0.69 short term bank loan that was due in February 2011 was paid back in February 2011.

We entered into four short-term bank loans with China Construction Bank for a total of $27 million between August 6 and September 16, 2010. The first of these loans was for $6.108 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011. The second loan was for $6.108 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $6.108 million on September 6, 2010 at an interest rate of 5.31% per year and has a maturity date of September 5, 2011. The fourth loan was for $9.162 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011.  Interest on each loan is payable quarterly.  Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type.  Proceeds of the loans were used by us in the third and fourth quarters of 2010 for working capital purposes, including primarily the purchase of inventory and the payment of advances to suppliers to lock in raw material prices. As of March 31, 2011, the balance for these four short-term bank loans was $27,486,000.

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

At March 31, 2011, cash and cash equivalents were $1,054,615, as compared to $296,312 at December 31, 2010.  Our working capital increased by $374,563 to $2,465,117 at March 31, 2011 from a working capital of $2,090,554 at December 31, 2010.  Our cash position increased due to the positive cash flow from operations as well as additional borrowing from banks.

As of March 31, 2011, accounts receivable, net of allowance, was $10,319,015, as compared to $6,222,112 at December 31, 2010, an increase of $4,096,903, or 65.84%. The increase was in line with our increased sales.

As of March 31, 2011, inventories were $27,462,870, as compared to $26,432,217 at December 31, 2010, an increase of $1,030,653, or 3.90%. The Company has purchased increased levels of inventories to be better prepared for increased demand for our products once our new facility is operational.  Since we expect raw material prices to increase, we already purchased inventory in order to lock in current raw material prices.

As of March 31, 2011, prepaid expenses were $1,020,050, as compared to $573,094 at December 31, 2010, an increase of $446,956, or 77.99%. The increased prepaid expenses are mainly prepaid consulting expenses.

Advance to suppliers increased from $10,198,602 at December 31, 2010 to $15,236,453 at March 31, 2011, an increase of $5,037,851, or 49.40%. The increase reflects new notes guaranteeing future payable obligations as requested by certain of our suppliers to settle trade liabilities in respect of future deliveries to be incurred in the ordinary course; the notes are guaranteed by a bank acceptable to the supplier. The notes are interest-free with maturity of six months from date of issuance. The Company has increased advance to suppliers to be better prepared for increased demand for our products once our new facility is operational.

Trade notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers.

Accounts payable and accrued expenses increased from $5,452,743 at December 31, 2010 to $5,709,985 at March 31, 2011, an increase of $257,242, or 4.72%. The increase reflects increased payables for vendor payments due to increased production. The production increased as the market recovered and the demand for our products increased.

First Quarter Ended March 31, 2011 Compared to First Quarter Ended March 31, 2010

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:	For First Quarter Ended March 31
	2011	2010
Net cash flows provided by operating activities	1,028,473	3,106,033
Net cash flows used in investing activities	(1,558,891)	(5,056,305)
Net cash flows provided by financing activities	1,285,788	3,246,659

Net cash flow provided by operating activities was $1,028,473 in first quarter 2011 as compared to net cash flow provided by operating activities of $3,106,033 in first quarter 2010, a decrease of $2,077,560, or 66.9%.   The decrease in net cash flow provided by operating activities in first quarter 2011 was mainly due to more advances to suppliers to lock in better price and a larger accounts receivable in line with our increased sales.

Net cash flow used in investing activities was $1,558,891 for first quarter 2011 and $5,056,305 for first quarter 2010, a decrease of $3,497,414, or 69.2%. The decrease in net cash used in investing activities was mainly because in the three months ended March 31, 2010,  $5 million was spent to acquire land use right.

Net cash flow provided by financing activities was $1,285,788 for first quarter 2011, compared to $3,246,659 provided by financing activities for first quarter 2010, a decrease of $1,960,871, or 60.4%.  The decrease in net cash provided by financing activities was mainly due to a larger amount of restricted cash required to be put as deposit toward notes payable during the three months ended March 31, 2011.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2011 or December 31, 2010.

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

Research and development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2011 and 2010 has not been significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2011.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2011, we issued 620,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation services. Based on representations made by these consultants, the issuances of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

Item 6. Exhibits

31.1      Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1      Section 1350 certification of Chief Executive Officer
32.2      Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 16, 2011	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 16, 2011	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer