Form 10-Q
period 2011-06-30
China Carbon Graphite Group, Inc.
filed 2011-08-12
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☑ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,787,358 shares of common stock are issued and outstanding as of August 10, 2011.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,071,153	$296,312
Restricted cash	6,559,280	-
Accounts receivable, net of allowance of $2,555,423	12,031,460	6,222,112
Notes receivable	294,600	460,856
Advance to suppliers	11,298,587	10,198,602
Inventories	31,119,839	26,432,217
Prepaid expenses	1,171,079	573,094
Other receivables	1,461,437	335,986
Total current assets	68,007,435	44,519,179

Property And Equipment, Net	23,847,024	24,127,189

Construction In Progress	12,954,130	10,265,888

Land Use Rights, Net	10,609,782	10,496,930
Total Assets	$115,418,371	$89,409,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,417,310	$5,452,743
Advance from customers	3,917,563	1,060,147
Short term bank loan	39,139,100	33,298,150
Notes payable	10,519,600	-
Other payables	3,846,388	2,584,589
Dividends payable	15,114	32,996
Total current liabilities	62,855,075	42,428,625

Amount Due To A Related Party	6,171,562	4,744,634

Warrant Liabilities	5,422	73,121
Total Liabilities	69,032,059	47,246,380

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, none issued and outstanding
at June 30, 2011 and December 31, 2010	-	-
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 472,160 and
1,225,000 shares at June 30, 2011 and December 31, 2010, respectively.	472	1,225
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 22,525,358 and 20,520,161 shares at
June 30, 2011 and December 31, 2010, respectively	22,525	20,521
Deferred consulting fee	-	(57,500)
Additional paid-in capital	17,301,361	15,158,291
Accumulated other comprehensive income	7,165,862	6,344,414
Retained earnings	21,896,092	20,695,855
Total stockholders' equity	46,386,312	42,162,806
Total Liabilities and Stockholders' Equity	$115,418,371	$89,409,186

The accompanying notes are an integral part of this statement.

1

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Sales	$12,145,024	$3,248,351	$23,608,359	$8,095,207

Cost of Goods Sold	9,456,762	3,019,732	18,340,023	6,842,398
Gross Profit	2,688,262	228,619	5,268,336	1,252,809
	22%	7%	22%	15%
Operating Expenses	1,106,978	1,009,491	2,710,903	1,438,420
Selling expenses	57,312	21,704	107,175	46,697
General and administrative	1,049,666	987,787	2,603,728	1,391,723
Amortization	47,152	10,887	93,754	38,227
	1,154,130	1,020,378	2,804,657	1,476,647
Operating Income (Loss) Before Other Income (Expense)
and Income Tax Expense	1,534,132	(791,759)	2,463,679	(223,838)

Other Income (Expense)
Interest expense	(693,274)	(268,123)	(1,406,804)	(474,271)
Interest income	-	-	-	-
Other expense	(765)	(2,926)	(766)	(2,926)
Other income	15,670	-	76,550	-
Change in fair value of warrants	26,540	1,783,448	82,692	563,018
	(651,829)	1,512,399	(1,248,328)	85,821

Income (Loss) Before Income Tax Expense	882,303	720,640	1,215,351	(138,017)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$882,303	$720,640	$1,215,351	$(138,017)

Other Comprehensive Income
Foreign currency translation gain	553,200	146,086	821,448	46,564
Total Comprehensive Income (loss)	$1,435,503	$866,726	$2,036,799	$(91,453)

Share Data

Basic earnings (loss) per share	$0.04	$0.04	$0.05	$(0.01)

Diluted earnings (loss) per share	$0.04	$0.04	$0.05	$(0.01)

Weighted average common shares outstanding, basic	22,350,263	20,068,117	21,993,435	19,281,103

Weighted average common shares outstanding diluted	23,194,542	20,068,117	22,671,285	19,281,103

The accompanying notes are an integral part of this statement.

2

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net Income (Loss)	$1,215,351	$(138,017)
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	870,310	847,371
Stock compensation	623,450	384,700
Change in fair value of warrants	(82,692)	(563,018)
Change in operating assets and liabilities
Accounts receivable	(4,308,178)	236,629
Notes receivable	173,556	247,815
Other receivables	(1,107,235)	740,594
Advance to suppliers	(889,008)	(5,582,909)
Inventories	(4,121,825)	(172,484)
Prepaid expenses	226,703	3,577
Accounts payable and accrued liabilities	(141,785)	5,870,586
Notes payable	10,410,800	7,315,567
Advance from customers	2,807,114	(161,026)
Taxes payable	1,476,262	(187,000)
Other payables	90,132	859,069
Net cash provided by operating activities	7,242,955	9,701,454

Cash flows from investing activities
Acquisition of property and equipment	(27,088)	(2,926)
Acquisition of land use rights	-	(5,137,024)
Construction in progress	(2,459,521)	8,751
Net cash used in investing activities	(2,486,609)	(5,131,199)

Cash flows from financing activities
Proceeds from issuing common stock	-	166,400
Proceeds from issuing series B preferred stock	-	338,850
Proceeds from warrants exercise	371,714	-
Dividends paid for series B preferred stock	(32,996)	(26,643)
Increase of restricted cash	(6,491,440)	-
Proceeds from short term loan	11,176,300	273,931
Payments from short term loan	(6,047,450)	-
Net cash provided by (used in) financing activities	(1,023,872)	752,538

Effect of exchange rate fluctuation	42,368	27,621

Net increase in cash	3,774,842	5,350,414

Cash and cash equivalents at beginning of period	296,312	2,709,127

Cash and cash equivalents at end of period	$4,071,154	$8,059,541
	1
Supplemental disclosure of cash flow information

Interest paid	$1,406,804	$474,270

Non-cash activities:

Deemed preferred dividend reflected in paid-in capital	$-	$132,778

Reclassfication of warrant liability with equity	$14,993	$158,910

Issuance of common stock for consulting fee	$1,787,600	$384,700

The accompanying notes are an integral part of this statement.

3

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months and Six Months Ended June 30, 2011
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

▪	Graphite electrodes;

▪	fine grain graphite; and

▪	high purity graphite.

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

2.  Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from  the audited financial statements. The results of the six-months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

The accompanying unaudited condensed consolidated financial statements for China Carbon Graphite Group, Inc. and its subsidiaries and variable interest entity, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

Basis of consolidation  - The unaudited condensed consolidated financial statements include the financial statements of China Carbon and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. Results of acquired subsidiaries are consolidated from the date on which control is transferred to the Company and are no longer consolidated from the date that control ceases.

Variable interest entity -The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R") (ASC 810), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R (ASC 810) requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows: 1) carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB"); 2) inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety.

The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

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

Restricted cash - Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is subject to withdrawal restrictions. As of June 30, 2011 and December 31, 2010, these amounts totaled $6,559,280 and $0, respectively. The restricted cash is expected to be released within the next twelve months after bank notes matured.

Accounts receivable - Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of June 30, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the six months ended at June 30, 2011 and 2010.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the six months ended June 30, 2011 and 2010.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 386,853 square meters. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition to the land use right mentioned above, China government has also issued the Company a land use certificate of 387,838 square meters land, for which the Company has not signed a land use right agreement and has not paid. This 387,838 square meters land use right was used as collateral by the Company for its short term bank loan. The land use right has a term of 50 years, with expiration date of January 2060. The cost of this 387,838 square meters land is approximately $14,000,000. The cost of the land use rights is amortized over the 50-year term of the land use right using the straight-line method. The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. There were no impairments recorded during the six months ended at June 30, 2011 and 2010.

Stock-based compensation - Stock-based compensation includes 1) common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payments to Non-Employees”.

All grants of common stock awards and stock options to employees and directors are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

Common stock awards are granted to directors for services provided. The vested portions of common stock awards granted but not yet issued are recorded in Common Stock to be issued until issuance.

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company does not have significant grants to consultants for any of the period presented.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

Foreign currency translation - The reporting currency of the Company is the US dollar. The Company uses the Chinese Renminbi, "RMB,” as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.53 RMB and 6.81 RMB to $1.00 at June 30, 2011 and June 30, 2010, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the six months ended June 30, 2011 and 2010 were 6.46 RMB and 6.83 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition - Revenue is recognized in accordance with ASC 605-25, Revenue Recognition of Financial Statements, formerly known as Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) goods are delivered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied when the goods are shipped pursuant to a purchase order. The Company allows its customers to return products only if its products are later determined by the Company to be ineffective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowance for sales returns. Sales returns are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers.

Interest income is recognized when earned.

Advertising costs- The Company expenses all advertising costs as incurred. There was no advertising expense for the six months ended at June 30, 2011 and 2010.

Cost of goods sold - Cost of goods sold consists primarily of the costs of the raw materials, freight charges, direct labor, depreciation of plant and machinery, warehousing cost and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its selling expenses. For the three months ended June 30, 2011 and 2010, shipping and handling costs were $57,312 and $21,703, respectively. For the six months ended June 30, 2011 and 2010, shipping and handling costs were $107,175 and $45,641, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $201,293 and $(539,869) as of June 30, 2011 and 2010, respectively.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, advance to suppliers, other receivables, short-term bank loans, notes payable, accounts payable, advance from customers, other payables approximate their fair values because of the short maturity of these instruments.

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

As of June 30, 2011, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	200,000	$1.30
“2009 Series B Warrants”	804,200	$1.30
“2010 Series B Warrants”	100,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 and $54 at June 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $51 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $3 for the three months ended June 30, 2011.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $448 and $8,357 at June 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $5,450 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,459 for the three months ended June 30, 2011.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $4,404 and $70,914 at June 30, 2011, and December 31, 2010, respectively. The Company recognized a gain of $45,131 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $21,378 for the three months ended June 30, 2011.

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

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $570 and $8,789 at June 30, 2011 and December 31, 2010, respectively. The Company recognized a loss of $5,519 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,700 for the three months ended June 30, 2011.

In summary, the Company recorded a total amount of $26,540 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the six months ended June 30, 2011.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2011	December 31, 2010
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	1.54	2.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	12%	14%

	June 30, 2011	December 31, 2010
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	3.21	3.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	12%	14%

	June 30, 2011	December 31, 2010
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.48	3.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	12%	14%

	June 30, 2011	December 31, 2010
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.53	4.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	12%	14%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of June 30, 2011.

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$5,422	-	-	$5,422

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

The following table summarizes the movement of the warrants during the six months ended June 30, 2011:

	Warrants	Weighted Average of Exercise Price
Outstanding December 31, 2010	1,613,225	$1.46
Granted	-	-
Exercised	384,025	1.31
Cancelled	-	-

Outstanding as of June 30, 2011	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income (loss) per share for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30
	2011	2010
Weighted average shares of common stock outstanding (basic)	21,993,435	19,141,595
Shares issuable upon conversion of series A preferred stock	-	-
Shares issuable upon conversion of series B preferred stock	472,160	75,508
Shares issuable upon exercise of warrants	205,690	64,000
Weighted average shares of common stock outstanding (diluted)	22,671,285	19,281,103
Net income (loss) available to common shareholders	$1,200,237	$(313,345)
Earnings (loss) per shares of common stock (Basic)	$0.05	$(0.02)
Earnings (loss) per shares of common stock (diluted)	$0.05	$(0.02)

For the six months ended June 30, 2011, the Company included 677,850 shares of common stock issuable upon conversion of preferred stock and exercise of warrants, since such issuance would be anti dilutive.

Comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

For the six months ended June 30, 2011, two customers accounted for 10% or more of sales revenues, representing 34%, and 24%, respectively of the total sales. For the six months ended June 30, 2010, two customers accounted for 10% or more of sales revenues, representing 30.1% and 17.9%, respectively of the total sales. As of June 30, 2011, there were two customers that constitute 34% and 22%, respectively of the accounts receivable. As of December 31, 2010, there were two customers that constitute 41.5% and 29.5% respectively of the accounts receivable.

For the six months ended June 30, 2011 and 2010, the Company had insurance expense of $32,442 and $24,810, respectively. For the three months ended June 30, 2011 and 2010, the Company had insurance expense of $32,442 and $24,810, respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the three months ended June 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $232,435 and $0, respectively. For the six months ended June 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $359,760 and $36,097, respectively. For the six months ended June 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $0.02 and $0.00, earning per basic and diluted shares, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Six months ended June 30,
	2011	2010
Computed tax at the PRC statutory rate of 15%	$359,760	$36,097
Benefit of tax holiday	(359,760)	(36,097)
Income tax expenses	$-	$-

6.   Accounts Receivable - net

As of June 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Amount outstanding	$14,586,883	$8,727,979
Less: Allowance for doubtful accounts	(2,555,423)	(2,505,867)
Net amount	$12,031,460	$6,222,112

	June 30, 2011	December 31, 2010

Beginning balance	$2,505,867	$997,683
Provision for doubtful accounts	-	1,508,184
Amounts written off	-	-
Effect of exchange rate	49,556	-
Ending balance	$2,555,423	$2,505,867

7.  Advance to Suppliers

As of June 30, 2011 and December 31, 2010, advance to suppliers consisted of the following:

	June 30, 2011	December 31, 2010
Advance to suppliers	$11,298,587	$10,198,602

Advance to Suppliers represents interest-free cash paid in advance to suppliers for purchases of raw materials. The balance of advance to suppliers was $11,298,587 and $10,198,602 at June 30, 20110 and December 31, 2010, respectively. No allowance was provided for the prepayments balance at June 30, 2011.

8.   Inventories

As of June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$2,068,535	$2,995,663
Work in process	27,185,135	22,247,789
Finished goods	1,866,169	1,188,765
	$31,119,839	$26,432,217

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

As of June 30, 2011 and December 31, 2010, the Company did not have any provision for inventory in regards to slow moving or obsolete iterms.

9.  Property and Equipment, net

As of June 30, 2011 and December 31, 2010, property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Building	$12,844,339	$12,595,257
Machinery and equipment	22,159,340	21,702,827
Motor vehicles	32,487	31,857
Constructions Progress	12,954,130	10,265,888
	47,990,346	44,595,829
Less: accumulated depreciation	(11,189,192)	10,202,752
	$36,801,154	$34,393,077

For the three months ended June 30, 2011 and 2010, depreciation expense amounted to $389,802 and $404,690 was charged to cost of goods sold, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $776,556 and $635,329 was charged to cost of goods sold, respectively. As of June 30, 2011 and December 31, 2010, approximately net book value of $19,138,000 and $18,432,000 of Property and Equipment were used as collateral for the Company’s short term loans, respectively.

In order to address the increasing demand, the Company has building new manufacturing facilities since 2010. In the six months ended June 30, 2011, the Company completed  testing 4200-ton compressor and 36 annular kilns. The new facilities are expected to begin production by end of August 2011, subject to potential further delays in the installation of equipment, the hiring of additional employees, orders from customers, or other delays involved in construction, installation or production in a new facility. The new plant is expected to be used to manufacture a new product, ultra high power graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products.

10.  Land Use Right, net

As of June 30, 2011 and December 31, 2010, land use rights consist of the following:

	June 30, 2011	December 31, 2010
Land Use Right	$11,175,516	$10,956,654
Less: Accumulated amortization	565,734	459,724
	$10,609,782	$10,496,930

For the three months ended June 30, 2011 and 2010, amortization expenses were $47,153 and $10,887, respectively.  For the six months ended June 30, 2011 and 2010, amortization expenses were $93,754 and $38,227, respectively.

Future amortization of the land use rights is as follows:

12 -month period ending June 30,
2012	$187,508
2013	187,508
2014	187,508
2015	187,508
2016	187,508
2017 and thereafter	9,672,242
Total	$10,609,782

As of June 30, 2011, all land use right are pledged as collateral for bank short term bank loans.

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

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

(b) Stock Issuances;

1)	Conversion of Series B Preferred Stock

On January 11, 2011, the Company issued 50,000 shares of common stock upon conversion of 50,000 shares of Series B preferred stock.

On January 21, 2011, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series B preferred stock.

On January 24, 2011, the Company issued 243,055 shares of common stock upon conversion of 291,667 shares of Series B preferred stock.

On January 25, 2011, the Company issued 69,444 shares of common stock upon conversion of 83,333 shares of Series B preferred stock.

On February 4, 2011, the Company issued 102,321 shares of common stock upon conversion of 102,321 shares of Series B preferred stock.

On March 4, 2011, the Company issued 2,500 shares of common stock upon conversion of 2,500 shares of Series B preferred stock.

On March 14, 2011, the Company issued 17,000 shares of common stock upon conversion of 17,000 shares of Series B preferred stock.

On March 17, 2011, the Company issued 50,000 shares of common stock upon conversion of 50,000 shares of Series B preferred stock.

On March 21, 2011, the Company issued 28,700 shares of common stock upon conversion of 28,700 shares of Series B preferred stock.

On April 20, 2011, the Company issued 15,000 shares of common stock upon conversion of 15,000 shares of Series B preferred stock.

On April 21, 2011, the Company issued 3,559 shares of common stock upon conversion of 3,559 shares of Series B preferred stock.

On May 11, 2011, the Company issued 5,522,shares of common stock upon conversion of 5,522 shares of Series B preferred stock.

On May 31, 2011, the Company issued 3,238 shares of common stock upon conversion of 3,238 shares of Series B preferred stock.

2)	Exercise of Warrants

On January 19, 2011, the Company issued 45,833 shares of common stock upon non cash exercise of 100,000 warrants.

On January 24, 2011 the Company issued 124,025 shares of common stock to upon exercise of warrants at $1.32.

On February 7, 2011, the Company issued 160,000 shares of common stock to upon exercise of warrants at $1.30.

3) Stock Issuance to Consultants,

During the quarter ended March 31, 2011, the Company issued 620,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $1,240,100 was recorded for all three consulting agreements and are amortized over one year, one year, and one and a half years, respectively for three consulting agreements. $266,100 and $532,200 were amortized and recognized as G&A expenses  for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, there was still $707,900 to be amortized and it is recorded in prepaid expenses.

During the quarter ended June 30, 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $547,500 was recorded and is amortized over one and half year. $91,250 and $91,250 were amortized and recognized as G&A expenses in the consolidated statement of operations for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, there was still $456,250 to be amortized and it is recorded in prepaid expenses.

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

In April 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $659,400 was recorded. As of June 30, 2011, these consulting expenses were fully amortized. Amortization expenses of $0 and $57,500 were amortized and recognized as G&A expenses for the three and six months ended June 30, 2011, respectively.

(c) Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private offering we consummated on December 22, 2009 and January 13, 2010, the Series B preferred stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared dividend for the Series B preferred stock of $6,985 and $15,114 for the three and six months ended June 30, 2011. We declared dividend for the Series B preferred stock of $16,604 and $32,996 for the three and six months ended June 30, 2010. During the six months ended June 30, 2011 and during the twelve months ended December 31, 2010 we paid cash of $15,114 and $32,996 for dividend declared, respectively.

12.  Amount Due To A Related Party

Amount due to a related party was $6,171,562 and $4,744,634 at June 30, 2011 and December 31, 2010, respectively. It was payable to Mr. Dengyong Jin, who is general manager of China operations, former chief executive officer, chief executive officer and principal shareholder of Xingyong. The payable is interest free and is for the Company’s business operating purpose.

13.  Short-term Bank Loans

As of June 30, 2011 and December 31, 2010, short term loans consisted of the following:

	June 30, 2011	December 31, 2010

Bank loan from China Construction Bank, dated January 11, 2011, due January 11, 2012 with an annual interest rate of 6.06%, interest payable quarterly, secured by property and equipment and land use rights	$4,641,000	$-

Bank loan from China Construction Bank, dated September 6, 2010, due September 5, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights	6,188,000	6,068,000

Bank loan from China Construction Bank, dated August 23, 2010, due August 22, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights	6,188,000	6,068,000

Bank loan from China Construction Bank, dated August 6, 2010, due August 5, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights.	6,188,000	6,068,000

Bank loan from China Construction Bank, dated September 16, 2010, due September 15, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights	9,282,000	9,102,000

Bank loan from Huaxia Bank, dated June 14, 2011, due June 14, 2012 with an annual interest rate of 8.203%, interest payable quarterly, secured by equipment and land use rights	5,414,500	5,309,500

Bank loan from Credit Union, dated February 1, 2011, due February 1, 2012 with an annual interest rate of 13.66%, interest payable monthly, secured by property and equipment and land use rights	1,237,600	682,650

	$39,139,100	$33,298,150

We entered into four short-term bank loans with China Construction Bank for a total of $27.846 million between August 6 and September 16, 2010.    Each of these loans will be renewable at the lender’s discretion.  As of June 30, 2011, all land use rights and certain property and equipment are pledged as collateral for short term bank loans.

14. Other Payable

Other payable amounted to $3,846,388 and $2,584,589 as of June 30, 2011 and December 31, 2010. Other payable mainly includes value added tax of $201,293, stamp tax and other tax payable of $2,679, land use tax payable of $882,906, and payables for unrelated parties $2,759,510, as of June 30, 2011.

15. Subsequent Events

On July 14, 2011, the Company issued 250,000 shares for $0.64 per share to unrelated parties. The Company has booked the cash receipt against equity, net of any professional expenses.

In July, the Company issued 5,000 shares of common stock upon exercise of 5,000 shares of Series B preferred stock.

In July, the Company issued 7,000 shares of common stock upon exercise of 5,000 shares of Series B preferred stock.

Bank loan from China Construction Bank, dated August 6, 2010, due August 5, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use right, is renewed at an interest rate of 9.184% and has a maturity date of August 5, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of modeling and steel manufacturers. All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In the three and six months ended June 30, 2011 compared to the same periods ended 2010, our revenues and profits improved due to an increase in demand for our products due to improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations.”

Until the third quarter of 2008, we experienced rapid growth in our operations.  From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. Specifically, we had a significant decline in sales of graphite electrodes. The industry started to recover in 2010, and in particular since the third quarter of 2010.  Our revenues and gross margins improved significantly in the second half of 2010, which trend has continued into 2011. As a result, our cash and receivables have also increased while the collectability remains very reliable. We believe that our allowance for doubtful accounts as of June 30, 2011 is adequate. We expect the recovery and increasing demand in the fine grain, high purity and ultra high power graphite electrode, markets to continue in subsequent quarters in 2011, primarily due to anticipated growth in the iron and steel automobile, aerospace ad defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities and created a high demand for large size ultra high power graphite electrode, which are different products from general graphite electrode. The margin of large size ultra high power graphite electrode is high due to the shortage of supply to the demand. We estimate the trend will continue for the near future. Our new forming plant will specialize in manufacturing high margin products including large size ultra high power graphite electrode, high purity graphite and fine gain graphite.

In order to try and address this demand, we have installed a 4200-ton compressor and 36 annular kilns as of June 30, 2011 and are currently testing this equipment. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length.  The baking plant is expected go online later this month and testing at the extrusion press plant is expected to be finished by September 2011, with operations expected to begin shortly thereafter, subject to potential further delays in the installation of equipment, the hiring of additional employees, orders from customers, or other delays involved in construction, installation or production in a new facility. The new plant is expected to be used to manufacture a new product, ultra high power graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China's first domestic producer of 800 mm diameter ultra high power electrodes and will further strengthen the Company's leading position in China's fine grain graphite market. After the expansion, the Company is expected to have a 60,000 ton production annual capacity. The Company is currently operating at 100% production capacity of 30,000 tons annually.

The initial budgeted investment outlay for the construction was approximately $13.5 million in the aggregate, $7.66 million of which has been spent as of June 30, 2011.

Some of our future expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing source. There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At June 30, 2011, we had short-term bank loans of approximately $39.14 million. These bank loans, which are secured by a lien on our fixed assets and land use rights, are due between August 2011 and June 2012, including approximately $32 million owed to the Construction Bank of China. Historically, we have generally rolled over our short-term loans when they became due.  However, we cannot assure you that our lenders, including the Construction Bank of China, will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties such as a 50% increase in interest rates and a request from the banks for additional security for the loans. At June 30, 2011, our cash reserves, including restricted cash, were $10.63 million, and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and kept increasing in the six months ended June 30, 2011. While we anticipate this trend to continue in the rest of 2011, we have been improving the gross margin by improving the sales prices. The average prices of our products have been increasing since January 2011 to this report date. In particular, prices of high purity graphite products have notably increased.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three Months Ended June 30
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$12,145	100%	$3,248	100%
Cost of sales	9,457	77.87%	3,020	92.98%
Gross profit	2,688	22.13%	228	7.02%
Operating expenses	1,154	9.50%	1,020	31.40%
Income from operations	1,534	12.63%	(792)	(24.38)%
Interest expense	(693)	(5.71)%	(268)	(8.25)%
Interest income	-	-%	-	-%
Other expense	(0.76)	(0.01)%	(3)	(0.09)%
Other income	16	0.13%	-	-%
Change in fair value of warrants	27	0.22%	1,783	54.90%
Income before income tax expense	882	7.26%	720	22.18%
Provision for income taxes	-	-%	-	-%
Net income	$882	7.26%	$720	22.18%
Deemed preferred stock dividend	-	-%	-	-)%
Dividend	(7)	(0.06)%	(15)	(0.46)%
Net income available to common shareholders	875	7.21%	705	21.72%
Foreign currency translation adjustment	553	4.55%	146	4.50%
Comprehensive income	$1,436	11.82%	$866	26.68%

Sales.

During the three months ended June 30, 2011, we had sales of $12,145,024 as compared to sales of $3,248,351 for the three months ended June 30, 2010, an increase of $8,896,673, or approximately 273.9%. Our revenue was generated mainly from sales of graphite electrodes, fine grain graphite, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the demand of our products during the three months ended June 30, 2011 resulting from the market recovery, new customer developments, and change of product mix to include more high purity graphite products which average unit price increased 98% in the three months ended June 30, 2011 compared to the same period last year. The fast development of manufacturing of solar and mold products increased the demand of our products as raw material. Increased production capacity and increased unit prices also contributed to the increase of total sales. The increased unit price of high purity graphite is due to a large demand for such products in the market. We also had a decrease in the demand of high purity graphite in 2010. Since then, the company has been successful to improve its product mix to achieve higher profit by increasing sales of fine grain graphite and high purity graphite products which generate a better margin.

The breakdown of revenues for each of our products during the three months ended June 30, 2011 and 2010, respectively, was as follows:

	June 30, 2011 Sales	% of Total Sales	June 30, 2010 Sales	% of Total Sales

Graphite Electrodes	$1,921,859	15.8%	$1,246,195	38.4%
Fine Grain Graphite	5,277,894	43.5%	1,364,565	42.0%
High Purity Graphite	4,758,181	39.2%	265,160	8.2%
Others (1)	187,090	1.5%	372,431	11.5%
Total	$12,145,024		$3,248,351

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of sales; gross margin.

During the three months ended June 30, 2011, our cost of sales was $9,456,762, as compared to $3,019,732 during the three months ended June 30, 2010, an increase of $6,437,030, or 213.2%. The increase in cost of sales was directly associated with the increase in sales. Our gross margin increased from 7.0% for the three months ended June 30, 2010 to 22.1% for the three months ended June 30, 2011. The increase reflects the variance in production mix, as the percentage of our sales of high purity graphite products, a higher margin product compared to graphite electrodes, increased significantly. Fine grain graphite products decreased its margin due to the market demand shifts more to purity graphite electrodes during the three months ended June 30, 2011. The increased sales and increased margin of high purity graphite products offset the margin and unit price of fine grain graphite products.

Operating expenses.

Operating expenses totaled $1,154,130 for the three months ended June 30, 2011, as compared to $1,020,378 for the three months ended June 30, 2010, an increase of $133,752, or approximately 13.11%.

Selling, general and administrative expenses

Selling expenses increased from $21,704 for the three months ended June 30, 2010 to $57,312 for the three months ended June 30, 2011, an increase of $35,608, or 164.1%. The increase was due to higher shipping and handling expenses in the second quarter 2011 compared to 2010 related to higher sales.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $1,049,666 for the three months ended June 30, 2011, compared to $987,787 for the three months ended June 30, 2010, an increase of $61,879, or 6.3%. The increase of the general and administrative expenses was due primarily to professional expenses as a public company. The Company has incurred approximately $357,350 consulting expenses by stock issuance in the three months ended June 30, 2011.

Depreciation and amortization expenses

Depreciation and amortization expenses increased from $10,887 for the three months ended June 30, 2010 to $47,153 for the three months ended June 30, 2011, an increase of $36,265, or 333.1%. The increase was due to additional amortization of land use right during the three months ended June 30, 2011 compared to the same period last year.

Income from operations.

As a result of the factors described above, income from operations amounted to $1,534,132 for the three months ended June 30, 2011, as compared to operating loss of $(791,759)  for the three months ended June 30, 2010, an increase of approximately $2,325,891, or 293.8%.

Other income and expenses.

Interest expense was $693,274 for the three months ended June 30, 2011, as compared with $268,123 for the three months ended June 30, 2010, reflecting increased interest payments on increased levels of bank loans during the three months ended June 30, 2011 as compared to the same period last year. We used the additional bank loans to secure additional inventory and to make advanced payments to suppliers because raw material prices are rising and in anticipation of increased production levels due to the construction of our new facility.
Income tax.

During the three months ended June 30, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0, for both the three months ended June 30, 2011 and 2010 without the consideration of adjustments on taxable income.

Net income.

As a result of the factors described above, our net income for the three months ended June 30, 2011 was $882,303, as compared to net income of $720,640 for the three months ended June 30, 2010, an increase of $161,663, or 22.4%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended June 30, 2011 was $553,200 as compared to $146,086 for the three months ended June 30, 2010, an increase of $407,114, or 278.7%.

Dividend distribution for serious B preferred stock.
Pursuant to the terms of a private offering we consummated on December 22, 2009 and January 13, 2010, the Series B preferred stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared dividend for the Series B preferred stock of $6,985 and $15,114 for the three and six months ended June 30, 2011. We declared dividend for the Series B preferred stock of $16,604 and $32,996 for the three and six months ended June 30, 2010. During the six months ended June 30, 2011 and during the twelve months ended December 31, 2010 we paid cash of $15,114 and $32,996 for dividend declared, respectively.

Six Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Six Months Ended June 30
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$23,608	100%	$8,095	100.0%
Cost of sales	18,340	77.68%	6,842	84.52%
Gross profit	5,268	22.32%	1,253	15.48%
Operating expenses	2,805	11.88%	1,477	18.24%
Income from operations	2,464	10.44%	(224)	(2.76)%
Interest expense	(1,407)	(5.96)%	(474)	(5.86)%
Interest income	-	-%	-	-%
Other expense	(0.77)	(0.00)%	(3)	(0.04)%
Other income	77	0.32%	-	-%
Change in fair value of warrants	83	0.35%	563	6.95%
Income before income tax expense	1,215	5.15%	(138)	(1.71)%
Provision for income taxes	-	-%	-	-%
Net income (loss)	$1,215	5.15%	$(138)	(1.71)%
Deemed preferred stock dividend	-	-%	(133)	(1.64)%
Dividend	(15)	(0.01)%	(51)	(0.63)%
Net income (loss) available to common shareholders	1,200	5.08%	(322)	(3.98)%
Foreign currency translation adjustment	821	3.48%	47	0.58%
Comprehensive income (loss)	$2,037	8.63%	$(91)	(1.12)%

Sales.

During the six months ended June 30, 2011, we had sales of $23,608,359 as compared to sales of $8,095,207 for the six months ended June 30, 2010, an increase of $15,513,152, or approximately 191.6%. Our revenue was generated mainly from sales of graphite electrodes, fine grain graphite, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the demand of our products during the six months ended June 30, 2011 resulting from the market recovery, new customer developments, and change of product mix to include more high purity graphite products which average unit price increased 78% in the six months ended June 30, 2011 compared to the same period last year. The fast development of manufacturing of solar and mold products increased the demand of our products as raw material. Increased production capacity and increased unit prices also contributed to the increase of total sales. The increased unit price of high purity graphite is due to a large demand for such products in the market. We also had a decrease in the demand of high purity graphite in the first quarter of 2010. Since then, the company has been successful to improve its product mix to achieve higher profit by increasing sales of fine grain graphite and high purity graphite products which generate a better margin.

The breakdown of revenues for each of our products during the six months ended June 30, 2011 and 2010, respectively, was as follows:

	June 30, 2011 Sales	% of Total Sales	June 30, 2010 Sales	% of Total Sales

Graphite Electrodes	$3,723,662	15.8%	$3,647,123	45.1%
Fine Grain Graphite	9,993,158	42.3%	3,473,644	42.9%
High Purity Graphite	9,395,314	39.8%	389,063	4.8%
Others (1)	496,225	2.1%	585,377	7.2%
Total	$23,608,359		$8,095,207

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of sales; gross margin.

During the six months ended June 30, 2011, our cost of sales was $18,340,023, as compared to $6,842,398 during the six months ended June 30, 2010, an increase of $11,497,625, or 168.0%. The increase in cost of sales was directly associated with the increase in sales. Our gross margin increased from 15.5% for the six months ended June 30, 2010 to 22.3% for the six months ended June 30, 2011. The increase reflects the variance in production mix, as the percentage of our sales of high purity graphite products, a higher margin product compared to graphite electrodes, increased significantly. Fine grain graphite products decreased its margin due to the market demand shifts more to purity graphite electrodes during the six months ended June 30, 2011. The increased sales and increased margin of high purity graphite products offset the decreased margin and unit price of fine grain graphite products.

Operating expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,804,657 for the six months ended June 30, 2011, as compared to $1,476,647 for the six months ended June 30, 2010, an increase of $1,328,010, or approximately 89.93%.

Selling expenses increased from $46,697 for the six months ended June 30, 2010 to $107,175 for the six months ended June 30, 2011, an increase of $60,478, or 129.5%. The increase was due to higher shipping and handling expenses in the first quarter 2011 compared to 2010 related to higher sales.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $2,603,728 for the six months ended June 30, 2011, compared to $1,391,723 for the six months ended June 30, 2010, an increase of $1,212,005, or 87.1%. The increase of the general and administrative expenses was due primarily to increased taxes and professional expenses as a public company. The Company has incurred $623,450 consulting expenses by stock issuance in the six months ended June 30, 2011. The increased land use tax of approximately $900,000 for the six months ended June 30, 2011 is because the land use right we acquired in 2010 was subject to land use tax during the six months ended June 30, 2011 but not in the same period last year pursuant to China’s tax regulations.

Depreciation and amortization expenses

Depreciation and amortization expenses increased from $38,227 for the six months ended June 30, 2010 to $93,754 for the three months ended June 30, 2011, an increase of $55,527, or 145.3%. The increase was due to additional amortization of land use right that was used during the six months ended June 30, 2011 compared to the same period last year.

Income from operations.

As a result of the factors described above, income from operations amounted to $2,463,679 for the six months ended June 30, 2011, as compared to operating loss of $223,838 for the six months ended June 30, 2010, an increase of approximately $2,687,517, or 1,200.7%.

Other income and expenses.

Interest expense was $1,406,804 for the six months ended June 30, 2011, as compared with $474,271 for the six months ended June 30, 2010, reflecting increased interest payments on increased levels of bank loans during the six months ended June 30, 2011 as compared to the same period last year. We used the additional bank loans to secure additional inventory and to make advanced payments to suppliers because raw material prices are rising and in anticipation of increased production levels due to the construction of our new facility.

Income tax.

During the six months ended June 30, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0, for both the six months ended June 30, 2011 and 2010 without the consideration of adjustments on taxable income.

Net income.

As a result of the factors described above, our net income for the six months ended June 30, 2011 was $1,215,351, as compared to net loss of $138,017 for the six months ended June 30, 2010, an increase of $1,353,368, or 980.6%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2011 was $821,448 as compared to $46,564 for the six months ended June 30, 2010, an increase of $774,884, or 1,664.1%.

Dividend distribution for serious B preferred stock.
Pursuant to the terms of our private placement in December 2009 and January 2010, the Series B preferred stock offers a 6% coupon. The preferred stock dividend is payable quarterly. As a result, we incurred dividend expense of $15,114 and $32,996 for the six months ended June 30, 2011and 2010, respectively.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. In addition, in December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction. At June 30, 2011, we had short term loans in the aggregate amount of $39.14 million outstanding, as described below.
We have a short term bank loan of $5.4 million bearing interest at 8.203% and due in June 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

We entered into four short-term bank loans with China Construction Bank for a total of $27.8 million between August 6 and September 16, 2010. The first of these loans was for $6.2 million on August 6, 2010 at an interest rate of 5.31% per year and has a maturity date of August 5, 2011. The second loan was for $6.2 million on August 23, 2010 at an interest rate of 5.31% per year and has a maturity date of August 22, 2011.  The third loan was for $6.188 million on September 6, 2010 at an interest rate of 5.31% per year and has a maturity date of September 5, 2011. The fourth loan was for $9.3 million on September 16, 2010 at an interest rate of 5.31% per year and has a maturity date of September 15, 2011.  Interest on each loan is payable quarterly.  Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type.  Proceeds of the loans were used by us in the third and fourth quarters of 2010 for working capital purposes, including primarily the purchase of inventory and the payment of advances to suppliers to lock in raw material prices. As of June 30, 2011, the balance for these four short-term bank loans was $27,846,000.

We have a short term bank loan of $1.2 million bearing interest at 13.66% and due in February 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

We have another short term bank loan with China Construction Bank of $4.6 million bearing interest at 6.06% and due in January 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

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

At June 30, 2011, cash and cash equivalents, not including restricted cash, were $4,071,153, as compared to $296,312 at December 31, 2010.  Our working capital increased by $3,061,804 to $5,152,358 at June 30, 2011 from a working capital of $2,090,554 at December 31, 2010.  Our cash position increased due to the positive cash flow from operations as well as additional borrowing from banks.

As of June 30, 2011, accounts receivable, net of allowance, was $12,031,460, as compared to $6,222,112 at December 31, 2010, an increase of $5,809,348, or 93.37%. The increase was in line with our increased sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance is sufficient as of June 30, 2011.

As of June 30, 2011, inventories were $31,119,839, as compared to $26,432,217 at December 31, 2010, an increase of $4,687,622, or 17.73%. The Company has purchased increased levels of inventories to be better prepared for increased demand for our products once our new facility is operational.  Since we expect raw material prices to increase, we already purchased inventory in order to lock in current raw material prices.

As of June 30, 2011, prepaid expenses were $1,171,079, as compared to $573,094 at December 31, 2010, an increase of $597,985, or 104.34%. The increased prepaid expenses are associated with the stock issuance for various consulting services.

Advance to suppliers increased from $10,198,602 at December 31, 2010 to $11,298,587 at June 30, 2011, an increase of $1,099,585, or 10.79%. The Company has increased advance to suppliers to be better prepared for increased demand for our products and to lock in lower raw material cost. No allowance is considered necessary for the balance of advance to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers. Notes payable increased from $0 to $10,519,600 from December 31, 2010 to June 30, 2011.  The increase is in association with increase inventory purchase on December 31, 2010. Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is subject to withdrawal restrictions. The notes payable are secured by $6,559,280 restricted cash at June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:	For Six Months Ended June 30
	2011	2010
Net cash flows provided by operating activities	7,242,955	9,701,454
Net cash flows used in investing activities	(2,486,609)	(5,131,199)
Net cash flows provided by (used in) financing activities	(1,023,873)	752,538

Net cash flow provided by operating activities was $7,242,955 in the six months ended June 30, 2011 as compared to net cash flow provided by operating activities of $9,701,454 in the same period 2010, a decrease of $2,458,499, or 25.3%.

Net cash flow used in investing activities was $2,486,609 for the six months ended June 30, 2011 and $5,131,199 for the same period 2010, a decrease of $2,644,590, or 51.5%. The decrease in net cash used in investing activities was mainly because in the six months ended June 30, 2010, $5 million was spent to acquire land use right. Approximately $2.5 million was spent for construction in progress to build our new factory during the six months ended June 30, 2011. We have installed 4200-ton compreseor and 36 annular klins by end of June, 2011.

Net cash flow used in financing activities was $1,023,873 for the six months ended June 30, 2011, compared to $752,538 provided by financing activities for the same period 2010, a decrease of $1,776,411, or 236.1%.  The decrease in net cash provided by financing activities was mainly due to a larger amount of restricted cash required to be put as deposit toward notes payable during the six months ended June 30, 2011.

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

Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2011 or December 31, 2010 and therefore, no allowance for inventory was provided.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the six months ended at June 30, 2011 and 2010.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2011 and 2010 has not been significant.

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

Stock-based Compensation

Stock-based compensation includes 1) common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payments to Non-Employees”.

All grants of common stock awards and stock options to employees and directors are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense using the straight-line method for all common stock awards and stock options granted with service conditions that have a graded vesting schedule, with a corresponding charge to additional paid-in capital.

Common stock awards are granted to directors for services provided. The vested portions of common stock awards granted but not yet issued are recorded in Common Stock to be issued until issuance.

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company does not have significant grants to consultants for any of the period presented.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Material weaknesses related to:

•
Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised.

•
Lack of Internal Audit Function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

The steps we have taken to remediate these weaknesses include the following:

1.
We plan to train our internal accountants well in U.S. GAAP principles and reporting. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.

2.	We plan to recruit and train additional accounting personnel with experience in U.S. GAAP.

We plan for the above policy to be consistently followed, which we hope will provide for much greater credibility and consistency in the financial statements.

However, as a result of these material weaknesses and deficiencies in our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting and disclosures made in our public filings, which would harm our business and the trading price of our stock.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2011, we issued 985,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation services. On July 14, 2011, the Company issued 250,000 shares for $0.64 per share to unrelated parties. In July, the Company issued 5,000 shares of common stock upon exercise of 5,000 shares of Series B preferred stock. In July, the Company issued 7,000 shares of common stock upon exercise of 5,000 shares of Series B preferred stock. Based on representations made by these consultants, the issuances of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 11, 2011	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 11, 2011	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer