Form 10-Q
period 2011-09-30
China Carbon Graphite Group, Inc.
filed 2011-11-14
CIK 1284450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,805,508 shares of common stock are issued and outstanding as of November 10, 2011.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2011

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc.and subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,051,238	$296,312
Restricted cash	14,617,100	-
Accounts receivable, net of allowance of $2,585,156	12,011,759	6,222,112
Notes receivable	486,560	460,856
Advance to suppliers	12,417,346	10,198,602
Inventories	34,036,911	26,432,217
Prepaid expenses	808,819	573,094
Other receivables	2,454,325	335,986
Total current assets	77,884,058	44,519,179

Property And Equipment, Net	23,728,121	24,127,189

Construction In Progress	17,812,013	10,265,888

Land Use Rights, Net	10,669,555	10,496,930
Total Assets	$130,093,747	$89,409,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,901,435	$5,452,743
Advance from customers	4,168,361	1,060,147
Short term bank loans	45,228,500	33,298,150
Long term bank loan - current portion	-	-
Notes payable	19,953,750	-
Taxes payable		-
Other payables	3,855,557	2,584,589
Dividends payable	21,654	32,996
Total current liabilities	76,129,257	42,428,625

Amount Due To A Related Party	6,243,371	4,744,634
Long term bank loan	-	-

Warrant Liabilities	4,914	73,121
Total Liabilities	82,377,542	47,246,380

Stockholders' Equity
Convertible series A preferred stock, par value $0.001 per share, authorized 20,000,000 shares, none issued and outstanding
at September 30, 2011 and December 31, 2010	-	-
Convertible series B preferred stock, par value $0.001 per share, authorized 3,000,000 shares, issued and outstanding 442,010 and
1,225,000 shares at September 30, 2011 and December 31, 2010, respectively.	442	1,225
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 22,805,508 and 20,520,161 shares at
September 30, 2011 and December 31, 2010, respectively	22,805	20,521
Deferred consulting fee	-	(57,500)
Subscription receivable	-	-
Additional paid-in capital	17,461,111	15,158,291
Accumulated other comprehensive income	7,674,162	6,344,414
Retained earnings	22,557,685	20,695,855
Total stockholders' equity	47,716,205	42,162,806
Total Liabilities and Stockholders' Equity	$130,093,747	$89,409,186

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Sales	$13,591,978	$9,979,707	$37,200,337	$18,074,914

Cost of Goods Sold	10,515,933	7,505,623	28,855,956	14,348,021
Gross Profit	3,076,045	2,474,084	8,344,381	3,726,893
Operating Expenses
Selling expenses	51,223	48,978	158,398	95,675
General and administrative	1,316,048	706,235	3,919,776	2,097,959
Depreciation and amortization	97,832	74,365	191,586	112,592
	1,465,103	829,578	4,269,760	2,306,226
Operating Income Before Other Income (Expense)
and Income Tax Expense	1,610,942	1,644,506	4,074,621	1,420,667

Other Income (Expense)
Interest expense	(957,434)	(308,489)	(2,364,238)	(782,760)
Interest income	-	-	-	-
Other expense	-
Other income, net	14,118	556,022	89,902	553,097
Change in fair value of warrants	508	25,129	83,200	588,147
	(942,808)	272,662	(2,191,136)	358,484

Income Before Income Tax Expense	668,134	1,917,168	1,883,484	1,779,151
Income Tax Expense	-	-	-	-
Net Income	$668,134	$1,917,168	$1,883,485	$1,779,151

Deemed Preferred Stock Dividend	-	-	-	(132,778)

Dividend Distribution	(13,525)	(16,605)	(21,654)	(68,038)
Net Income Available To Common Shareholders	$654,609	$1,900,563	$1,861,831	$1,578,335
Other Comprehensive Income
Foreign currency translation gain	508,300	742,712	1,329,748	789,276
Total Comprehensive Income	$1,176,434	$2,659,880	$3,213,233	$2,568,427

Share Data

Basic earnings per share	$0.03	$0.09	$0.08	$0.08

Diluted earnings per share	$0.03	$0.09	$0.08	$0.08

Weighted average common shares outstanding,
basic	22,307,980	20,160,161	22,231,842	19,577,342

Weighted average common shares outstanding,
diluted	22,749,990	21,435,161	22,766,260	20,852,342

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net Income	$1,883,485	$1,779,151
Adjustments to reconcile net cash provided by (used in)
operating activities
Depreciation and amortization	1,328,990	1,308,000
Bad debt expenses	-	-
Stock compensation	980,800	493,300
Change in fair value of warrants	(83,200)	(588,147)
Convertible prefered stock value change	-	169,167
Change in operating assets and liabilities
Accounts receivable	(5,507,003)	(4,870,117)
Notes receivable	(10,951)	(285,763)
Other receivable	(2,075,385)	750,697
Advance to suppliers	(1,866,969)	(15,686,872)
Inventories	(6,664,546)	(4,729,792)
Prepaid expenses	231,613	(44,504)
Accounts payable and accrued liabilities	(2,682,072)	1,633,720
Amount due to a related party	1,327,928	3,066,461
Notes payable	19,647,750	7,355,000
Advance from customers	3,027,518	3,301,106
Taxes payable
Dividends payable	-	16,604
Other payables	1,521,693	28,732
Net cash provided by (used in) operating activities	11,059,651	(6,303,257)

Cash flows from investing activities
Acquisition of property and equipment	(27,265)	(2,942)
Acquisition of land use rights	-	(5,164,713)
Construction in progress	(7,110,556)	(3,707,297)
Net cash used in investing activities	(7,137,821)	(8,874,952)

Cash flows from financing activities
Proceeds from issuing common stock	160,000	166,400
Proceeds from issuing series B preferred stock	-	338,850
Proceeds from warrants exercise	371,714	-
Dividends paid for series B preferred stock	(32,996)	-
Increase of restricted cash	(14,392,940)	-
Proceeds from short-term bank loans	44,534,900	22,072,355
Reayment of short-term bank loans	(33,824,950)	(1,618,100)
Proceeds from notes payable	-	-
Repayment of long term bank loans	-	-
Net cash (used in) provided by financing activities	(3,184,272)	20,959,505

Effect of exchange rate fluctuation	17,369	601,585

Net increase in cash	754,927	6,382,881

Cash and cash equivalents at beginning of period	296,311	2,709,127

Cash and cash equivalents at end of period	$1,051,238	$9,092,008

Supplemental disclosure of cash flow information

Interest paid	$2,364,238	$782,760
Income taxes paid	$-	$-

Non-cash activities:

Deemed preferred dividend reflected in paid-in capital	$-	$(132,778)

Reclassfication of warrant liability with equity	$14,993	$169,167

Issuance of common stock for consulting fee	$1,787,600	$493,300

Deferred consulting fee reflected in paid-in capital	$-	$166,100

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months and Nine Months Ended September 30, 2011
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

2.  Basis of Preparation of Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements. The results of the nine-months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Variable interest entity - The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R") (ASC 810), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R (ASC 810) requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

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

Restricted cash - Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is subject to withdrawal restrictions. As of September 30, 2011 and December 31, 2010, these amounts totaled $14,617,100 and $0, respectively. The restricted cash is expected to be released within the next twelve months after bank notes matured.

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

As of September 30, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the nine months ended at September 30, 2011 and 2010.

Construction in progress - Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the nine months ended September 30, 2011 and 2010.

Land use rights - There is no private ownership of land in the PRC. The Company has acquired land use rights to a total of 386,853 square meters. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053.  The Company evaluates the carrying value of intangible assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount.  There were no impairments recorded during the nine months ended at September 30, 2011 and 2010.

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

Assets and liabilities were translated at 6.39 RMB and 6.68 RMB to $1.00 at September 30, 2011 and September 30, 2010, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement for the nine months ended September 30, 2011 and 2010 were 6.49 RMB and 6.80 RMB to $1.00. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Advertising costs - The Company expenses all advertising costs as incurred. There was no advertising expense for the nine months ended at September 30, 2011 and 2010.

Cost of goods sold - Cost of goods sold consists primarily of the costs of the raw materials, freight charges, direct labor, depreciation of plant and machinery, warehousing cost and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs - The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force (“EITF”) No. 00-10, Accounting for Shipping and Handling Fees and Costs.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of its selling expenses. For the three months ended September 30, 2011 and 2010, shipping and handling costs were $51,223 and $50,034, respectively. For the nine months ended September 30, 2011 and 2010, shipping and handling costs were $158,398 and $95,675, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $183,647 and $(539,869) as of September 30, 2011 and 2010, respectively.

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

As of September 30, 2011, the Company had the following warrants outstanding:

	Number of shares of common stock to purchase	Average exercise price
“2007 Warrants”	125,000	$2.00
“2009 Warrants”	200,000	$1.30
“2009 Series B Warrants”	804,200	$1.30
“2010 Series B Warrants”	100,000	$1.30

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 and $54 at September 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $51 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $3 for the three months ended June 30, 2011 and a gain of $0 for the three months ended September 30, 2011.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $399 and $8,357 at September 30, 2011 and December 31, 2010, respectively. The Company recognized a gain of $5,450 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,459 for the three months ended June 30, 2011 and a gain of $49 for the three months ended September 30, 2011.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $3,996 and $70,914 at September 30, 2011, and December 31, 2010, respectively. The Company recognized a gain of $45,131 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $21,378 for the three months ended June 30, 2011 and a gain of $408 for the three months ended September 30, 2011.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $519 and $8,789 at September 30, 2011 and December 31, 2010, respectively. The Company recognized a loss of $5,519 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,700 for the three months ended June 30, 2011 and a gain of $51 for the three months ended September 30, 2011.

In summary, the Company recorded a total amount of $508 and $27,048 of changes in fair value of warrants in the Consolidate statement of operations and comprehensive income for the three months and nine months ended September 30, 2011, respectively.

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2011	December 31, 2010
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	1.29	2.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	11%	14%

	September 30, 2011	December 31, 2010
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	2.96	3.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	11%	14%

	September 30, 2011	December 31, 2010
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.23	3.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	11%	14%

	September 30, 2011	December 31, 2010
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	3.28	4.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	11%	14%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of September 30, 2011.

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$4,914	-	-	$4,914

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

The following table summarizes the movement of the warrants during the nine months ended September 30, 2011:

	Warrants	Weighted Average of Exercise Price
Outstanding December 31, 2010	1,613,225	$1.46
Granted	-	-
Exercised	384,025	1.31
Cancelled	-	-

Outstanding as of September 30, 2011	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30
	2011	2010
Weighted average shares of common stock outstanding (basic)	22,231,842	19,577,342
Shares issuable upon conversion of series A preferred stock	-	-
Shares issuable upon conversion of series B preferred stock	442,010	1,275,000
Shares issuable upon exercise of warrants	92,408	-
Weighted average shares of common stock outstanding (diluted)	22,766,260	20,852,342
Net income available to common shareholders	$1,883,485	$1,578,335
Earnings per shares of common stock (Basic)	$0.08	$0.08
Earnings per shares of common stock (diluted)	$0.08	$0.08

For the nine months ended September 30, 2011, the Company included 442,010 shares of common stock issuable upon conversion of preferred stock and exercise of warrants, since such issuance would be anti dilutive.

Comprehensive income - The Company follows ASC 220 “Comprehensive Income”, formerly known as SFAS No. 130, “Reporting Comprehensive Income”, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Recent accounting pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning January 1, 2012 and will have financial statement presentation changes only. We do not anticipate material impacts on our financial statements upon adoption.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

For the nine months ended September 30, 2011, three customers accounted for 10% or more of sales revenues, representing 32.8%, 25.5%, and 10.2%, respectively of the total sales. For the nine months ended September 30, 2010, two customers accounted for 10% or more of sales revenues, representing 25.7% and 23.6%, respectively of the total sales. As of September 30, 2011, there were two customers that constitute 45.1% and 25.7%, respectively of the accounts receivable. As of December 31, 2010, there were two customers that constitute 41.5% and 29.5% respectively of the accounts receivable.

For the nine months ended September 30, 2011 and 2010, the Company had insurance expense of $81,626 and $75,070, respectively. For the three months ended September 30, 2011 and 2010, the Company had insurance expense of $49,185 and $50,260, respectively. Accrual for losses is not recognized until such time a loss has occurred.

5.  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25% except a 15% corporation income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprises income tax from the Xing He District Local Tax Authority for the ten years 2008 through 2018. This tax holiday could be challenged by higher taxing authorities in the PRC, which could result in taxes and penalties owed for those years. For the three months ended September 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $175,113 and $365,265, respectively. For the nine months ended September 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $534,872 and $401,362, respectively. For the nine months ended September 30, 2011 and 2010, without the consideration of adjustments on taxable income, the enterprise income tax at the statutory rates would have been approximately $0.02 and $0.02, earning per basic and diluted shares, respectively.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Nine months ended September 30,
	2011	2010
Computed tax at the PRC statutory rate of 15%	$534,872	$401,362
Benefit of tax holiday	(534,872)	(401,362)
Income tax expenses	$-	$-

6.   Accounts Receivable - net

As of September 30, 2011 and December 31, 2010, accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Amount outstanding	$14,596,915	$8,727,979
Less: Allowance for doubtful accounts	(2,585,156)	(2,505,867)
Net amount	$12,011,759	$6,222,112

As of September 30, 2011 and December 31, 2010, allowance for doubtful accounts consisted of the following:

	September 30, 2011	December 31, 2010

Beginning balance	$2,505,867	$997,683
Provision for doubtful accounts	-	1,508,184
Amounts written off	-	-
Effect of exchange rate	79,289	-
Ending balance	$2,585,156	$2,505,867

7.  Advance to Suppliers

As of September 30, 2011 and December 31, 2010, advance to suppliers consisted of the following:

	September 30, 2011	December 31, 2010
Advance to suppliers	$12,417,346	$10,198,602

Advance to Suppliers represents interest-free cash paid in advance to suppliers for purchases of raw materials. The balance of advance to suppliers was $12,417,346 and $10,198,602 at September 30, 2011 and December 31, 2010, respectively. No allowance was provided for the prepayments balance at September 30, 2011.

8.   Inventories

As of September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$4,934,888	$2,995,663
Work in process	27,329,559	22,247,789
Finished goods	1,772,464	1,188,765
	$34,036,911	$26,432,217

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

As of September 30, 2011 and December 31, 2010, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

9.  Property and Equipment, net

As of September 30, 2011 and December 31, 2010, property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Building	$12,993,789	$12,595,257
Machinery and equipment	22,417,224	21,702,827
Motor vehicles	32,865	31,857
Constructions Progress	17,812,013	10,265,888
	53,255,891	44,595,829
Less: accumulated depreciation	11,715,756	10,202,752
	$41,540,135	$34,393,077

For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $395,367 and $411,207 was charged to cost of goods sold, respectively. For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $1,171,923 and $1,220,353 was charged to cost of goods sold, respectively. As of September 30, 2011 and December 31, 2010, approximately net book value of $18,300,000 and $18,432,000 of Property and Equipment were used as collateral for the Company’s short term loans, respectively.

In order to address the increasing demand, the Company has building new manufacturing facilities since 2010. In the nine months ended September 30, 2011, the Company completed testing 4200-ton compressor and 36 annular kilns. 4200-ton compressor will be in the trial production in October 2011, and 36 annular kilns has begun production by end of August 2011. The new plant is used to manufacture a new product, ultra high power graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products.

10.  Land Use Right, net

As of September 30, 2011 and December 31, 2010, land use rights consist of the following:

	September 30, 2011	December 31, 2010
Land Use Right	$11,340,606	$10,956,654
Less: Accumulated amortization	671,051	459,724
	$10,669,555	$10,496,930

For the three months ended September 30, 2011 and 2010, amortization expenses were $97,832 and $71,069, respectively.  For the nine months ended September 30, 2011 and 2010, amortization expenses were $191,586 and $109,296, respectively.

Future amortization of the land use rights is as follows:

12 -month period ending September 30,
2012	$188,732
2013	188,732
2014	188,732
2015	188,732
2016	188,732
2017 and thereafter	9,725,895
Total	$10,669,555

As of September 30, 2011, all land use right are pledged as collateral for bank short term bank loans.

11.   Stockholders’ equity

(a)	Restated Articles of Incorporation

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

On July 20, 2011, the Company issued 5,000 shares of common stock upon conversion of 5,000 shares of Series B preferred stock.

On August 2, 2011, the Company issued 7,000 shares of common stock upon conversion of 7,000 shares of Series B preferred stock.

On August 19, 2011, the Company issued 5,500 shares of common stock upon conversion of 5,500 shares of Series B preferred stock.

On August 25, 2011, the Company issued 5,000 shares of common stock upon conversion of 5,000 shares of Series B preferred stock.

On September 19, 2011, the Company issued 2,650 shares of common stock upon conversion of 2,650 shares of Series B preferred stock.

On September 23, 2011, the Company issued 5,000 shares of common stock upon conversion of 5,000 shares of Series B preferred stock.

2)	Exercise of Warrants

On January 19, 2011, the Company issued 45,833 shares of common stock upon non cash exercise of 100,000 warrants.

On January 24, 2011 the Company issued 124,025 shares of common stock to upon exercise of warrants at $1.32.

On February 7, 2011, the Company issued 160,000 shares of common stock to upon exercise of warrants at $1.30.

3) Stock Issuance for Cash,

On July 14, 2011, the Company issued 250,000 shares for $0.64 per share to unrelated parties to raise money for US operating purpose. The Company has booked the cash receipt against equity.

4) Stock Issuance to Consultants,

During the quarter ended March 31, 2011, the Company issued 620,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $1,240,100 was recorded for all three consulting agreements and are amortized over one year, one year, and one and a half years, respectively for three consulting agreements. $266,100 and $798,300 were amortized and recognized as G&A expenses for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, there was still $441,800 to be amortized and it is recorded in prepaid expenses.

During the quarter ended September 30, 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $547,500 was recorded and is amortized over one and half year. $91,250 and $182,500 were amortized and recognized as G&A expenses in the consolidated statement of operations for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, there was still $365,000 to be amortized and it is recorded in prepaid expenses.

In April 2010, the Company issued 420,000 shares of common stock pursuant to three consulting agreements for consulting and investor relation service. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder. The fair value of $659,400 was recorded. As of September 30, 2011, these consulting expenses were fully amortized. Amortization expenses of $0 and $57,500 were amortized and recognized as G&A expenses for the three and nine months ended September 30, 2011, respectively.

5) Make Good Shares Held in Escrow

On January 13, 2010, the Company sold in a private placement a total of 320,000 shares of Series B Convertible Preferred Stock and five-year warrants to purchase 128,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $384,000. The Company also paid the private placement agent $38,400 and issued a five-year warrant expiring on January 13, 2015 to purchase 16,000 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow 160,000 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011. The Company has met its targets for the year ended December 31, 2010.

(c) Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private offering we consummated on December 22, 2009 and January 13, 2010, the Series B preferred stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared dividend for the Series B preferred stock of $6,539 and $21,654 for the three and nine months ended September 30, 2011. We declared dividend for the Series B preferred stock of $16,605 and $68,038 for the three and nine months ended September 30, 2010. During the nine months ended September 30, 2011 and during the twelve months ended December 31, 2010 we paid cash of $32,996 and $68,047 for dividend declared, respectively.

12.  Amount Due To A Related Party

Amount due to a related party was $6,243,371 and $4,744,634 at September 30, 2011 and December 31, 2010, respectively. It was payable to Mr. Dengyong Jin, who is general manager of China operations, former chief executive officer, chief executive officer and principal shareholder of Xingyong. The payable is interest free and is for the Company’s business operating purpose.

13.  Short-term Bank Loans

As of September 30, 2011 and December 31, 2010, short term loans consisted of the following:

	September 30, 2011	December 31, 2010

Bank loan from China Everbright Bank, dated July 11, 2011, due July 11, 2012 with an annual interest rate of 8.528%, interest payable quarterly, secured by property and equipment and land use rights	$6,260,000	$-

Bank loan from China Construction Bank, dated February 28, 2011, due January 11, 2012 with an annual interest rate of 5.81%, interest payable quarterly, secured by property and equipment and land use rights	$4,695,000	$-

Bank loan from China Construction Bank, dated September 6, 2010, due September 5, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights, is renewed at an interest rate of 6.56% and has a maturity date of August 27, 2012	$6,260,000	$6,068,000

Bank loan from China Construction Bank, dated August 23, 2010, due August 22, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights, is renewed at an interest rate of 6.56% and has a maturity date of August 27, 2012	$6,260,000	$6,068,000

Bank loan from China Construction Bank, dated August 6, 2010, due August 5, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights, is renewed at an interest rate of 6.56% and has a maturity date of August 27, 2012	$6,260,000	$6,068,000

Bank loan from China Construction Bank, dated September 16, 2010, due September 15, 2011 with an annual interest rate of 5.31%, interest payable quarterly, secured by land use rights, is renewed at an interest rate of 6.56% and has a maturity date of September 27, 2012	$8,764,000	$9,102,000

Bank loan from Huaxia Bank, dated June 14, 2011, due June 14, 2012 with an annual interest rate of 8.203%, interest payable quarterly, secured by equipment and land use rights	$5,477,500	$5,309,500

Bank loan from Credit Union, dated February 1, 2011, due February 1, 2012 with an annual interest rate of 13.66%, interest payable monthly, secured by property and equipment and land use rights	$1,252,000	$682,650

	$45,228,500	$33,298,150

The management believes that each of these loans will be renewable at the lender’s discretion. As of September 30, 2011, all land use rights and certain property and equipment are pledged as collateral for short term bank loans.

Interest expenses were $957,434 and $2,364,238 for the three and nine months ended September 30, 2011, respectively.  Interest expenses were $308,489 and $782,760 for the three and nine months ended September 30, 2010, respectively.

Weighted average interest rate for these loans were 7.49% and 5.72% and as of September 30, 2011 and 2010, respectively.

There were no capitalized interest for the three and nine months ended September 30, 2011 and 2010.

14. Other Payable

Other payable amounted to $3,855,557 and $2,584,589 as of September 30, 2011 and December 31, 2010. As of September 30, 2011, other payable mainly includes value added tax of $183,647, stamp tax and other tax payable of $3,350, land use tax payable of $1,042,042, and payable to local bureau of finance of approximately $2,250,000.  It also includes payable to an unrelated party of  approximately $252,000, which is interest free, due on demand  and was provided to assist the Company’s daily operations.

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

Overview

We are engaged in the manufacture of graphite-based products in the People’s Republic of China.  Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

●	Graphite electrodes;

●	fine grain graphite; and

●	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of modeling and steel manufacturers. All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end customers both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In the three and nine months ended September 30, 2011 compared to the same periods ended 2010, our revenues improved due to an increase in demand for our products due to improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations.”

Until the third quarter of 2008, we experienced rapid growth in our operations.  From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. Specifically, we had a significant decline in sales of graphite electrodes. The industry started to recover in 2010, and in particular since the third quarter of 2010. Our revenues, gross profit, and gross margins improved significantly in the second half of 2010, which trend has continued into 2011. Our gross margin for the nine months ended September 30, 2011 was 22.43%, compared with 20.62% during the same period in 2010. However, our gross margin for the three months ended September 30, 2011 was 22.63%, compared with 24.79% for the same period 2010.  The decrease in gross margin during the three months ended September 30, 2011 as compared to 2010 was due to the fact that the increase in our sales price during the three months ended September 30, 2011 was not as great as the increase in our raw material costs. We believe that our gross margin will be approximately 22.5% during the next twelve months since we anticipate that raw material costs will remain near current levels during that time.

Our cash and receivables increased during the nine months ended September 30, 2011 as compared to 2010, while the collectability remained very reliable. We believe that our allowance for doubtful accounts as of September 30, 2011 is adequate. We expect the recovery and increasing demand in the fine grain, high purity and ultra high power graphite electrode, markets to continue in subsequent quarter in 2011, primarily due to anticipated growth in the iron and steel automobile, aerospace and defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities and created a high demand for large size ultra high power graphite electrode, which are different products from general graphite electrode. The margin of large size ultra high power graphite electrode is high due to the shortage of supply to the demand. We estimate the trend will continue for the near future. Our new forming plant will specialize in manufacturing high margin products including large size ultra high power graphite electrode, high purity graphite and fine gain graphite.

In order to try and address this demand, we have installed a 4200-ton compressor and 36 annular kilns and have completed the testing of this equipment. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length. The new plant will be used to manufacture a new product, ultra high power graphite electrodes with a diameter ranging from 600 to 800mm, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China's first domestic producer of 800 mm diameter ultra high power electrodes and will further strengthen the Company's leading position in China's fine grain graphite market. After the expansion, the Company is expected to have a 60,000 ton production annual capacity. The Company is currently operating at 100% production capacity of 30,000 tons annually.

The initial budgeted investment outlay for the construction was approximately $13.5 million in the aggregate, $7.14 million of which has been spent as of September 30, 2011.

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

At September 30, 2011, we had short-term bank loans of approximately $45.23 million. These bank loans, which are secured by a lien on our fixed assets and land use rights, are due between August 2011 and September 2012, including approximately $32 million owed to the Construction Bank of China. Historically, we have generally rolled over our short-term loans when they became due.  However, we cannot assure you that our lenders, including the Construction Bank of China, will not demand payment on the maturity date of these loans.  If the lenders demand payment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties such as a 50% increase in interest rates and a request from the banks for additional security for the loans. At September 30, 2011, our cash reserves, including restricted cash , were $15.67 million, and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are not able to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and kept increasing in the nine months ended September 30, 2011. While we anticipate this trend to continue in the rest of 2011, we have offset some of the decreases in our gross margin by increasing sales prices. The average prices of our products have been increasing since January 2011 to this report date. In particular, prices of high purity graphite products have notably increased.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three Months Ended September 30
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$13,592	100.00%	$9,980	100.00%
Cost of goods sold	10,516	77.37%	7,506	75.21%
Gross profit	3,076	22.63%	2,474	24.79%
Operating expenses	1,465	10.78%	830	8.32%
Operating income before other income (expense) and income tax expense	1,611	11.85%	1,644	16.47%
Interest expense	(957)	(7.04)%	(308)	(3.09)%
Other income	14	0.10%	556	-%
Change in fair value of warrants	0.5	0.00%	25	0.25%
Income before income tax expense	668	4.92%	1,917	19.21%
Provision for income taxes	-	-%	-	-%
Net income	$668	4.92%	$1,917	19.21%
Foreign currency translation adjustment	508	3.74%	743	7.44%
Comprehensive income	$1,176	8.66%	$2,660	26.65%

Sales

During the three months ended September 30, 2011, we had sales of $13,591,978 as compared to sales of $9,979,707 for the three months ended September 30, 2010, an increase of $3,612,271, or approximately 36.2%. Our revenue was generated mainly from sales of graphite electrodes, fine grain graphite, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the unit selling prices of our products during the three months ended September 30, 2011. The average unit selling prices of our products increased 58% and the average unit selling price of high purity graphite products increased 169% in the three months ended September 30, 2011 compared to the same period last year. The increased unit price of high purity graphite is due to a large demand for such products in the market. The increase unit prices are also related to the fast growing raw material cost.

The breakdown of revenues for each of our products during the three months ended September 30, 2011 and 2010, respectively, was as follows:

	September 30, 2011 Sales	% of Total Sales	September 30, 2010 Sales	% of Total Sales

Graphite Electrodes	$1,812,189	13.3%	$2,447,737	24.5%
Fine Grain Graphite	5,780,071	42.5%	4,938,783	49.5%
High Purity Graphite	5,729,840	42.2%	2,246,073	22.5%
Others (1)	269,878	2.0%	347,114	3.5%
Total	$13,591,978		$9,979,707

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of goods sold; gross margin

During the three months ended September 30, 2011, our cost of sales was $10,515,934, as compared to $7,505,623 during the three months ended September 30, 2010, an increase of $3,010,311, or 40.1%. The increase in cost of sales was directly associated with the increased raw material cost. Our gross margin decreased from 24.8% for the three months ended September 30, 2010 to 22.6% for the three months ended September 30, 2011. The decreased margin is also due to increased raw material cost.

Operating expenses

Operating expenses totaled $1,465,103 for the three months ended September 30, 2011, as compared to $829,578 for the three months ended September 30, 2010, an increase of $635,525, or approximately 76.6%.  The reasons of the increase are explained as below.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,367,271 for the three months ended September 30, 2011, as compared to $755,213 for the three months ended September 30, 2010, an increase of $612,058, or approximately 81.0%.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $1,316,048 for the three months ended September 30, 2011, compared to $706,235 for the three months ended September 30, 2010, an increase of $609,813, or 86.3%. The increase of the general and administrative expenses was due primarily to increased professional expenses during the three months ended September 30, 2011 compared to the same period last year. The Company has incurred approximately $357,350 consulting expenses by stock issuance in the three months ended September 30, 2011.

Other income and expenses

Interest expense was $957,434 for the three months ended September 30, 2011, as compared with $308,489 for the three months ended September 30, 2010, reflecting increased interest expenses on an average increase of approximately $6 million bank loans during the three months ended September 30, 2011 as compared to the same period last year. We used the additional bank loans to secure additional inventory and to make advanced payments to suppliers because raw material prices are rising and in anticipation of increased production levels due to the construction of our new facility.

Income tax

During the three months ended September 30, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0, for both the three months ended September 30, 2011 and 2010 without the consideration of adjustments on taxable income.

Net income

As a result of the increases in our cost of sales, operating expenses and interest expense, our net income for the three months ended September 30, 2011 was $668,134, as compared to net income of $1,917,168 for the three months ended September 30, 2010, a decrease of $1,249,034, or 65.1%.

Foreign currency translation

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2011 was $508,300 as compared to $742,712 for the three months ended September 30, 2010, a decrease of $234,412, or 31.6%.

Nine Months Ended September 30, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Nine Months Ended September 30
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales	$37,200	100.00%	$18,075	100.00%
Cost of goods sold	28,856	77.57%	14,348	79.38%
Gross profit	8,344	22.43%	3,727	20.62%
Operating expenses	4,270	11.48%	2,306	12.76%
Operating income before other income (expense) and income tax expense	4,075	10.95%	1,421	7.86%
Interest expense	(2,364)	(6.36)%	(783)	(4.33)%
Other expense	-	-%	(3)	(0.02)%
Other income	90	0.24%	556	3.08%
Change in fair value of warrants	83	0.22%	588	3.25%
Income before income tax expense	1,883	5.06%	1,779	9.84%
Provision for income taxes	-	-%	-	-%
Net income (loss)	$1,883	5.06%	$1,779	9.84%
Foreign currency translation adjustment	1,330	3.57%	789	4.37%
Comprehensive income (loss)	$3,213	8.64%	$2,568	14.20%

Sales

During the nine months ended September 30, 2011, we had sales of $37,200,337 as compared to sales of $18,074,914 for the nine months ended September 30, 2010, an increase of $19,125,423, or approximately 105.8%. Our revenue was generated mainly from sales of graphite electrodes, fine grain graphite, high purity graphite, and semi-processed graphite products. Sales increase was mainly attributable to a significant increase in the demand of our products during the nine months ended September 30, 2011 resulting from the market recovery, new customer developments, and change of product mix to include more high purity graphite products. The average unit selling price of our products increased 36% and the average unit selling price of high purity graphite products increased 106% in the nine months ended September 30, 2011 compared to the same period last year. The fast development of manufacturing of solar and mold products increased the demand of our products as raw material. Increased production capacity and increased unit prices also contributed to the increase of total sales. The increased average unit selling price of high purity graphite is due to a large demand for such products in the market as well increased raw material cost. We also had a decrease in the demand of high purity graphite in the first quarter of 2010. Since then, the company has been successful to improve its product mix to achieve higher profit by increasing sales of fine grain graphite and high purity graphite products which generate a better margin.

The breakdown of revenues for each of our products during the nine months ended September 30, 2011 and 2010, respectively, was as follows:

	September 30, 2011 Sales	% of Total Sales	September 30, 2010 Sales	% of Total Sales

Graphite Electrodes	$5,535,851	14.9%	$6,094,860	33.7%
Fine Grain Graphite	15,773,229	42.4%	8,412,427	46.5%
High Purity Graphite	15,125,154	40.7%	2,635,136	14.6%
Others (1)	766,103	2.0%	932,491	5.2%
Total	$37,200,337		$18,074,914

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products

Cost of goods sold; gross margin

During the nine months ended September 30, 2011, our cost of sales was $28,855,957, as compared to $14,348,021 during the nine months ended September 30, 2010, an increase of $14,507,936, or 101.1%. The increase in cost of sales was directly associated with the increase in sales. Our gross margin increased from 20.6% for the nine months ended September 30, 2010 to 22.4% for the nine months ended September 30, 2011. The increase reflects the variance in production mix, as the percentage of our sales of high purity graphite products, a higher margin product compared to graphite electrodes, increased significantly. Fine grain graphite products decreased its margin due to the market demand shifts more to purity graphite electrodes during the nine months ended September 30, 2011. The increased sales and increased margin of high purity graphite products offset the decreased margin and unit price of fine grain graphite products.

Operating expenses

Operating expenses totaled $4,269,760 for the nine months ended September 30, 2011, as compared to $2,306,226 for the nine months ended September 30, 2010, an increase of $1,963,534, or approximately 85.1%

Selling, general and administrative expenses

Selling expenses increased from $95,675 for the nine months ended September 30, 2010 to $158,398 for the nine months ended September 30, 2011, an increase of $62,723, or 65.6%. The increase was due to higher shipping and handling expenses in the first quarter 2011 compared to 2010 related to higher sales and increased shipping and handling costs due to increased gas cost.

Our general and administrative expenses consist of salaries, office expenses, utility, business travel, and public company expenses such as legal, accounting, investor relations as well as stock compensation. General and administrative expenses were $3,919,776 for the nine months ended September 30, 2011, compared to $2,097,959 for the nine months ended September 30, 2010, an increase of $1,821,817, or 86.8%. The increase of the general and administrative expenses was due primarily to increased taxes and professional expenses as a public company. The Company has incurred $980,800 consulting expenses by stock issuance in the nine months ended September 30, 2011. The increased land use tax of approximately $1,042,000 for the nine months ended September 30, 2011 is because the land use right we acquired in 2010 was subject to land use tax during the nine months ended September 30, 2011 but not in the same period last year pursuant to China’s tax regulations.

Other income and expenses .

Interest expense was $2,364,238 for the nine months ended September 30, 2011, as compared with $782,760 for the nine months ended September 30, 2010, reflecting increased interest expenses on increased approximately $12 million bank loans during the nine months ended September 30, 2011 as compared to the same period last year. We used the additional bank loans to secure additional inventory and to make advanced payments to suppliers because raw material prices are rising and in anticipation of increased production levels due to the construction of our new facility.

Income tax

During the nine months ended September 30, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax.  As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0, for both the nine months ended September 30, 2011 and 2010 without the consideration of adjustments on taxable income.

Net income

As a result of the factors described above, our net income for the nine months ended September 30, 2011 was $1,883,485, as compared to net income of $1,779,151 for the nine months ended September 30, 2010, a decrease of $104,334, or 5.9%.

Foreign currency translation

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2011 was $1,329,748 as compared to $789,276 for the nine months ended September 30, 2010, an increase of $540,472, or 68.5%.

Liquidity and Capital Resources

General

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from operations, short-term and long-term loans from banks in China, and loans from a related party. In addition, in December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction. At September 30, 2011, we had short term loans in the aggregate amount of $45.23 million outstanding, as described below.

We have a short term bank loan of $5.48 million bearing interest at 8.203% and due in July 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

We entered into five short-term bank loans with China Construction Bank for a total of $27.5 million between August 3 and September 23, 2011. The first of these loans was for $6.26 million on August 3, 2011 at an interest rate of 6.56% per year and has a maturity date of August 2, 2012. The second loan was for $6.26 million on August 15, 2011 at an interest rate of 6.56% per year and has a maturity date of August 14, 2012.  The third loan was for $6.26 million on August 29, 2011 at an interest rate of 6.56% per year and has a maturity date of August 28, 2011. The fourth loan was for $4.70 million on September 8, 2011 at an interest rate of 6.56% per year and has a maturity date of September 7, 2012. The fifth loan was for $4.07 million on September 23, 2011 at an interest rate of 6.56% per year and has a maturity date of September 22, 2012. Interest on each loan is payable quarterly. Each of these loans will be renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type.  We used proceeds of the loans to repay the loans from the China Construction Bank that came due in August and September 2011.  All other material terms of these loans reflect the same terms as the recently repaid loans. As of September 30, 2011, the balance for these five short-term bank loans was $27,544,000.

We have a short term bank loan of $1.25 million bearing interest at 13.66% and due in February 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

We have another short term bank loan with China Construction Bank of $4.70 million bearing interest at 5.81% and due in January 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

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

At September 30, 2011, cash and cash equivalents, not including restricted cash, were $1,051,238, as compared to $296,312 at December 31, 2010.  Our working capital decreased by $335,753 to $1,754,801 at September 30, 2011 from a working capital of $2,090,554 at December 31, 2010. Our cash position increased due to the positive cash flow from operations as well as additional borrowing from banks.

As of September 30, 2011, accounts receivable, net of allowance, was $12,011,759, as compared to $6,222,112 at December 31, 2010, an increase of $5,789,647, or 93.05%. The increase was in line with our increased sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance is sufficient as of September 30, 2011.

As of September 30, 2011, inventories were $34,036,911, as compared to $26,432,217 at December 31, 2010, an increase of $7,604,694, or 28.77%. The increase of the inventory is also due to increased cost of raw material.

As of September 30, 2011, prepaid expenses were $808,819, as compared to $573,094 at December 31, 2010, an increase of $235,725, or 41.13%. The increased prepaid expenses are associated with the stock issuance for various consulting services.

Advance to suppliers increased from $10,198,602 at December 31, 2010 to $12,417,346 at September 30, 2011, an increase of $2,218,744, or 21.76%. The Company has increased advance to suppliers to be better prepared for increased demand for our products and to lock in lower raw material cost. No allowance is considered necessary for the balance of advance to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payable obligations as requested by certain of our suppliers. Notes payable increased from $0 to $19,953,750 from December 31, 2010 to September 30, 2011.  The increase is in association with increased inventory purchases. Notes payable also allows the Company to reserve more cash resources for other operating purpose. Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is subject to withdrawal restrictions. The notes payable are secured by $14,617,100 restricted cash at September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:	For Nine Months Ended September 30
	2011	2010
Net cash flows provided by (used in) operating activities	$11,059,651	$(6,303,257)
Net cash flows used in investing activities	$(7,137,821)	$(8,874,952)
Net cash flows (used in) provided by financing activities	$(3,184,272)	$20,959,505

Net cash flow provided by operating activities was $11,059,651 in the nine months ended September 30, 2011 as compared to net cash used in operating activities of $6,303,257 in the same period 2010, an increase of $17,362,908, or 275.5%. The increase in net cash provided by operating activities was mainly because of increased notes payable, less payments for advance to suppliers, more payments of accounts payable and accrued liabilities and more payment for inventories. During the nine months ended September 30, 2011, increased sales increased the Company’s accounts receivable. The Company also increased its inventory and its advance to suppliers to lock in lower raw material cost while the raw material cost keeps increasing. The Company received more advances from customers reflecting the increased demand from the customers and reflecting the trend that more customers are paying in advance in response to the increased unit selling prices in line with the increasing raw material cost.

Net cash flow used in investing activities was $7,137,821 in the nine months ended September 30, 2011 as compared to $8,874,952 used in the same period 2010, a decrease of $1,737,131, or 19.6%. The decrease in net cash used in investing activities was mainly because in the nine months ended September 30, 2011, $0 million was spent to acquire land use right, while $5.2 million was spent for land use right acquisition in the same period last year. Approximately $7.1 million was spent for construction in progress to build our new factory during the nine months ended September 30, 2011. We have installed 4200-ton compreseor and 36 annular klins by the end of September 30, 2011. While in the same period last year, only $3.7 million was spent on construction in process.

Net cash flow used in financing activities was $3,184,272 for the nine months ended September 30, 2011, compared to $20,959,505 provided by financing activities for the same period 2010, a decrease of $24,143,777, or 115.2%.  The decrease in net cash provided by financing activities was mainly due to the increased restricted cash as a deposit toward increased notes payable as of September 30, 2011. Also the Company borrowed $44.5 million short- term bank loans and returned $33.8 million during the nine months ended September 30, 2011 while the Company borrowed $22.1 million and returned $1.6 million short-term bank loans for the same period last year.  The Company borrowed approximately $12 million more short-term bank loans which requires more restricted cash deposit in the bank.

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

Accounts Receivable And Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $2,585,156 of September 30, 2011. The management believe it is sufficient based on review of the customers’ credit, their historic payment records, the aging, the market, and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of September 30, 2011 or December 31, 2010 and therefore, no allowance for inventory was provided.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment recorded during the nine months ended at September 30, 2011 and 2010.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of September 30, 2011.

	Carrying Value at	Fair Value Measurement at September 30, 2011
	September 30, 2011	Level 1	Level 2	Level 3
Warrant liability	$4,914	-	-	$4,914

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

$357,350 and $980,800 were amortized and recognized as general and administrative expenses for the three and nine months ended September 30, 2011, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012. We do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only. We do not anticipate material impacts on our financial statements upon adoption.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive and financial officers concluded that because of the significant deficiencies in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2011.

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

●
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

●
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

On July 14, 2011, the Company issued 250,000 shares for $0.64 per share to unrelated parties. In July, the Company issued 5,000 shares of common stock upon exercise of 5,000 shares of Series B preferred stock. In August, the Company issued 17,500 shares of common stock upon exercise of 17,500 shares of Series B preferred stock. In September, the Company issued 7,650 shares of common stock upon exercise of 7,650 shares of Series B preferred stock.Based on representations made by these consultants, the issuances of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation 506 of the SEC thereunder.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 14, 2011	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer