Form 10-K
period 2011-12-31
China Carbon Graphite Group, Inc.
filed 2012-03-30
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 10,656,749. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2011 was $7,459,724.

The number of shares of the registrant’s common stock outstanding as of March 23, 2012 was 23,337,108.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

2011 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”) and Xinghe Yongle Carbon Co., Ltd. (“Yongle”), and its controlled entity, Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), which is a variable interest entity that has entered into contractual arrangements with Yongle and whose financial statements are consolidated with ours.

Our business is conducted in the People’s Republic of China (“China” or the “PRC”). “RMB” refers to Renminbi yuan, the official currency of the PRC. Our financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars.   These dollar references are based on the exchange rate of RMB to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

PART I

ITEM 1.	Business.

Overview of Our Business

We are engaged in the manufacture of graphite-based products in the PRC. Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite; and

•	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in the PRC and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2011, our revenues and profits improved from 2010 due to an increase in demand for our products, which resulted from improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations” in Item 7.

Our Growth Strategy

In 2012, our primary strategy is to maximize our production capacity, to seek to acquire and vertically integrate a local natural graphite mine, and to continue to improve gross profits by further adjusting our product mix towards higher margin products.  Our long-term strategy is to:

•	initiate production and sales of ultra-high graphite electrodes with a diameter of 800 millimeters;

•	increase production capacity of our existing fine grain graphite and high-purity graphite products;

•	vertically integrate raw material providers with the objective of becoming a vertically integrated leader in the Chinese graphite industry;

•	improve our gross profits by continuing to focus on higher margin products such as ultra-high graphite electrodes, fine grain graphite and high purity graphite; and

•	develop isostatic graphite, including solar, nuclear and semiconductor products.

We believe that the profit margin on isostatic graphite products would be significantly higher than the profit margins of our current line of products. There are currently 13 nuclear power plants in the PRC, with 25 more plants currently under construction.  Each of China’s 13 operating nuclear power reactors requires at least 10,000 tons of nuclear graphite every year. These power plants currently purchase their nuclear graphite from manufacturers in foreign countries, including Japan, Germany and the United States, which involves greater costs than purchasing from local Chinese companies.  We know of only one graphite manufacturer in China that currently produces nuclear graphite that meets the specifications of these power plants. Only graphite rods with a diameter of more than 840 millimeters and a purity of more than 99.9999% may be used in nuclear power reactors. To date, we have produced only samples that meet these standards. The highest level of purity of the graphite that we currently produce has a diameter of 800 millimeters.

In January 2011, we completed the construction of a production plant, whose annual production capacity is 30,000 tons. We finished the installation and shakedown testing of a 4200-ton compressor and 36 annular kilns in this facility in 2011. The new facility began production in November 2011. The new plant is used to manufacture a new product, ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high-purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products, which currently carries the greatest demand of all forms of graphite. We believe that this expansion will make us China’s first domestic producer of 800 millimeter diameter ultra-high electrodes and will further strengthen the Company’s leading position in China’s fine grain graphite market.  With the addition of our new facility, the Company will have an annual production capacity of 60,000 tons. Prior to the completion of our new facility, the Company was operating at 100% production capacity of 30,000 tons annually.  At the end of 2011, we were operating at 75% production capacity of 30,000 tons annually.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will be able to successfully manage and integrate the production and sale of new products.

Organizational Structure

We were incorporated in Nevada on February 13, 2003 as Achievers Magazine Inc. On December 17, 2007, we completed a reverse merger with Talent International Investment Limited, or Talent, a company incorporated in the British Virgin Islands on February 1, 2007. Following the reverse merger, our name was changed to China Carbon Graphite Group, Inc.

As a result of the reverse merger, Talent became a wholly-owned subsidiary of the Company. Talent wholly owns Yongle, which is a wholly foreign-owned enterprise organized under the laws of the PRC. On December 14, 2007, Yongle executed a series of exclusive contractual agreements with Xingyong, an operating company organized under the laws of the PRC. Xingyong was founded in 1986 as a state-owned company and converted into a private enterprise in 2001.

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our businesses in the PRC through Xingyong. Xingyong has the licenses and approvals necessary to operate in the PRC. We have contractual agreements with Xingyong and its stockholders pursuant to which we have the ability to substantially influence Xingyong’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of our contractual agreements with Xingyong, we are able to control Xingyong. Consequently, we consolidate Xingyong’s financial statements with our financial statements. There are certain risks related to our contractual arrangements with Xingyong, which are discussed below in Item. 1A under the heading “Risk Factors—Risks Related to Our Corporate Structure.”

Xingyong’s principal stockholder and chief executive officer is Mr. Denyong Jin, our former chief executive officer and General Manager of our China operations.  Members of Mr. Jin’s family have control of Sincere Investment (PTC), Ltd. (“Sincere”), which owns approximately 42% of the outstanding shares of our common stock.

Pursuant to the contractual agreements between Yongle and Xingyong, Xingyong has agreed to the following:

•	To pay between 80% and 100% of its net income to Yongle as determined annually. In each of 2010 and 2011, Xingyong paid 100% of its net income to Yongle;

•	To obtain Yongle’s written consent prior to entering into any transaction, which may materially affect Xingyong’s assets, obligations, rights or operations;

•	To grant Yongle an exclusive option to purchase all of its capital stock at any time until December 2017; and

•	To pledge all equity held by Xingyong’s stockholders to guarantee Xingyong’s performance under all other related agreements entered into between Yongle and Xingyong.

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

There are three principal types of natural graphite, each occurring in different types of ore deposits:

•	Crystalline flake graphite, or flake graphite, occurs as isolated, flat, plate-like particles with hexagonal edges, if unbroken, and when broken, the edges can be irregular or angular.

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

Flake graphite containing 80 to 85% carbon is used for crucible manufacture; graphite containing a carbon content of 93% and above is preferred for the manufacture of lubricants, and graphite containing a carbon content of 40 to 70% is utilized for foundry facings. Natural graphite, refined or otherwise pure, having carbon content not less than 95% is used in the manufacture of carbon rods for dry battery cells.

Currently, artificially prepared graphite has replaced natural graphite to a great extent. Artificial graphite is prepared by heating a mixture of anthracite, high grade coal or petroleum coke, quartz and saw dust at a temperature of 3,000 degrees Celsius, out of contact with air. Graphite carbon is deposited as residue.

Our Products

We currently manufacture and sell the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite; and

•	high purity graphite.

Graphite electrodes are used as electricity-conducting materials within electric arc furnaces for manufacture of steel and non-ferrous metals such as brown alumina, yellow phosphorus, or other metals.

Fine grain graphite blocks are used to make graphite crucibles in various industries and continuous casting dies for non-ferrous metals and spark erosion tools in the automotive industry. Fine grain graphite blocks are also machined to produce piston rings, sealing rings and jigs in the molding industry. In the space industry, fine grain graphite is used in the manufacture of rocket nozzles. Fine grain graphite is widely used in smelting for colored metals and rare-earth metal smelting as well as the manufacture of molds.  We hope to penetrate some of these markets as we increase our production capacity and market our products to new customers.

High purity graphite is used in the chemistry industry, semiconductor material and precious metal smelting industry, food industry and nuclear industry. Graphite bricks and rounds of high purity are used as moderators in atomic reactors. In the nuclear field, graphite is a good and convenient material as a moderator but only if the graphite is low in certain neutron absorbing elements notably boron and rare-earth metals and is of consistent quality particularly with regard to density and orientation. High purity graphite is used in, among other things, the metallurgy, mechanical, aviation, electronic, atomic energy, chemical and food industries. We hope to penetrate some of these markets as we increase our production capacity and market our products to new customers.

Our product types are differentiated based upon qualities such as density, thermal conductivity, electrical resistivity, thermal expansion and strength. With respect to each of our product types, we sell products that vary in size and purity, depending on the particular specifications requested by our distributors. We regularly customize each of our products by increasing size, density and purity, in accordance with customer demands.

In June 2009, we launched production of newly developed fine grain graphite rods with a length of 3,500 millimeters and a purity level up to 99.99%. Based on informal discussions with others in our industry, we believe that these rods are currently the largest available in China’s graphite market. We also completed building a new plant to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters in 2011. This new plant has technologically advanced equipment capable of producing ultra-high electrodes with a diameter as large as 800 millimeters and rounded fine grain electrodes with a diameter as large as 600 millimeters. Following completion of this expansion, we believe we will be China’s first domestic producer of 800 millimeter diameter ultra-high graphite electrodes. Such expansion further strengthened our position in China’s graphite market.

Our Manufacturing Facilities

We currently manufacture all of our products at our facilities located in Inner Mongolia. In 2009, the Company had the capacity to produce 15,000 tons of materials annually. In 2010, our annual production capacity was doubled to 30,000 tons. In 2011, the Company completed building a new facility to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters. Our new facility began operating in November 2011 with a production capacity of 30,000 tons annually.  At the end of 2011, the Company was operating at 75% production capacity of 30,000 tons annually.

The manufacturing process of each of our products generally involves various steps, including calcining, which is a thermal treatment process applied to raw materials, crushing raw materials into smaller particles, screening, mixing, forming, dipping, baking graphitization and machining.  The technology and procedures used in this process vary among the different products that we manufacture.  We have developed proprietary technology to support the forming stage of production and, as discussed below under the heading “Intellectual Property,” we have been granted a patent by the State Intellectual Property Office of the PRC to protect our rights to this technology.

Because we employ advanced methods of quality control and environmental management, we have been able to obtain ISO90001 certification and ISO14000 certification for all of our products.

Our Raw Materials and Suppliers

The principal raw materials that we use are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase all of our raw materials from domestic Chinese suppliers.  We do not have any long-term contracts with our suppliers.  As a result, the cost of our raw materials is not fixed.  Recently, raw material prices have increased, and we expect this trend to continue.  If we are not able to pass on increased costs to our customers, we may be unable to maintain our profit margins.  In times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

In 2011, 88% of our raw materials were provided by the following five suppliers (dollars in thousands):

Name	Cost of Supplies	Percentage of Total
Tianjin Longhui Graphite Products Company	$24,654	45%
Shanxi Wenshuitai Chemical Inc.	$6,331	12%
China Jinxi Petrochemical Inc.	$5,852	11%
Shanghai Hongte Chemical Inc.	$5,632	10%
Neimenggu Wumeng Electricity Bureau	$5,487	10%

In 2010, 90% of our raw materials were provided by the following four suppliers (dollars in thousands):

Name	Cost of Supplies	Percentage of Total Cost of Supplies
Tianjin Longhui Graphite Products Company	$6,969	28%
China Jinxi Petrochemical Inc.	$5,984	24%
Shanxi Wenshuitai Chemical Inc.	$5,389	21%
Shanghai Hongte Chemical Inc.	$4,321	17%

As seen in the table above, substantially all of our supplies in 2011 were purchased from five suppliers. However, because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

Our Customers

Our customers include over 200 distributors located throughout 22 provinces in China as well as end users located in China.  Our distributors sold our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India.  These end users consist of companies in various industries, including automobile, defense, molding, machinery and tool manufacturers.  Our direct sales consist of sales of our graphite electrodes to steel manufacturers and metallurgy companies located in China and sales of our fine grain graphite and high purity graphite products to molding companies located in China.

We generally do not enter into long-term contracts with our distributors or customers. Our distributors and customers generally purchase our products pursuant to purchase orders. We currently have one long-term agreement with one of our distributors; however, the volume of sales from such distributor is not material to our business.

Our distributors and customers generally purchase on credit, depending on their credit history and volume of purchases from us.  During 2010, as a result of the global economic recovery and the expansion of our production capacity, we experienced an increased demand for our products and increased sales. This trend continued in 2011 due to the continued recovery of the global economy. This led to an increase in our net accounts receivable from $6.2 million at December 31, 2010 to $13.4 million at December 31, 2011.

Sales to two of our distributors in 2011 and four of our distributors in 2010 accounted for 10% or more of our net sales in 2011 as follows (dollars in thousands):

	2011		2010
Name	Sales	Percent of Net Sales	Sales	Percent of Net Sales
Changzhou Zhenrun Carbon Products Sales Co., Ltd.	$19,456	32%	$7,412	24%
He Ming Advanced Materials, Ltd.	$-	-%	$4,941	16%
Chang Sheyuan	$-	-%	$3,706	12%
Tianjin Shunhai Carbon Technology Inc.	$14,521	24%	$3,088	10%

As seen in the table above, approximately 56% of our sales in 2011 were from two of our distributors. We have not entered into long-term agreements with these distributors. Consequently, if orders from these distributors decrease, our business could be harmed.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising.  Our sales force consists of 11 people located at our Inner Mongolia facility who market our products primarily to distributors, and, to a lesser extent, end users, in the PRC. Our marketing effort is oriented toward working with distributors, who purchase our products and then sell them to end users in China and in foreign countries, including Japan, the United States, Spain, England, South Korea and India.

Research and Development

We have an informal agreement with Hunan University, pursuant to which the University provides us with basic research and we perform experiments based upon their research. We also have a similar informal relationship with Tsinghua University. The research that these universities are currently engaged in focuses on the development of high purity graphite with a diameter of 840 millimeters. A diameter of more than 840 millimeters and a purity of at least 99.9999% are threshold requirements for use in nuclear power reactors.  The highest level of purity of the graphite that we currently produce has a diameter of 800 millimeters. Our research and development expenses have not been significant to date.

Intellectual Property

We hold one Chinese patent, Patent No IL: 2004 1 0044348.7, which relates to the molding process for high density, high strength and wear-resistant graphite material.  The patent will expire in 2024. However, this patent affords us only limited protection, and any actions we take to protect our intellectual property rights may not be adequate.  Most of our intellectual and proprietary property consists of trade secrets relating to the design and manufacture of graphite products and customer lists that are accessible only by key executives and accounting personnel. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Competition and Competitive Advantages

We compete with a number of domestic and international companies that manufacture graphite products. Because of the nature of the products that we sell, we believe that the reputation of the manufacturer and the quality of the product may be as important as price.

In addition to a number of domestic companies, there are three major international companies that offer competing products. They are SGL Group, Toyo Tanso and Poco Graphite. SGL Group is considered one of the world’s leading manufacturers of carbon-based products. In 1974, Toyo Tanso became the first company in Japan to develop isotropic graphite, significantly expanding the possibilities of carbon use. Its products are now widely used in a variety of cutting edge technology fields, including the semi-conductor and aerospace industries. Poco Graphite’s products are used in semiconductor and general industrial products, biomedical products, glass products and in the electrical discharge machining (EDM) markets.

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

Environmental Regulations

Xingyong, which manufactures our products, is subject to Chinese and regional environmental laws and regulations. Our refineries and related water treatment systems are built to meet government requirements, and we received a manufacturing license from the government department of environmental protection. Xingyong has passed environmental impact assessments by local environmental authorities. We believe that we and Xingyong are in compliance in all material respects with all applicable environmental protection laws and regulations.

Regulations Governing Electrical Equipment

Our products are subject to regulations pertaining to electrical equipment, which may materially adversely affect our business. These regulations regulate the design, components and operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in the PRC. In addition, these regulations may increase the cost of supplying our products by forcing us to redesign existing products or to use more expensive designs or components.  Consequently, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring our products into compliance. This may have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Circular 106 Compliance and Approval

The State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure to facilitate foreign financing or subsequent acquisitions in China.  We believe that our wholly-owned subsidiary Talent was not required to obtain SAFE’s approval to establish its offshore company Yongle as a “special purpose vehicle” for capital raising activities on behalf of Xingyong because the owners of Xingyong are not stockholders of Talent, and Talent’s sole stockholder is not a resident of the PRC.

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

Employees

As of December 31, 2011 and 2010, we had 560 full-time employees, of whom 473 were in manufacturing, 36 were technical employees who were also engaged in research and development, 40 were executive and administrative employees and 11 were sales and marketing employees. We believe that our relationship with our employees is good.

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

Risks Related to Our Corporate Structure

We control Xingyong through a series of contractual arrangements, which may not be as effective in providing control over the entity as direct equity ownership and may be difficult to enforce.

We operate our business in the PRC through our variable interest entity, Xingyong. Xingyong holds the licenses, approvals and assets necessary to operate our business in the PRC. We have no equity ownership interest in Xingyong and rely on contractual arrangements with Xingyong and its shareholders that allow us to substantially control and operate Xingyong. These contractual arrangements may not be as effective as direct equity ownership in providing control over Xingyong because Xingyong or its shareholders could breach these arrangements.

Our contractual arrangements with Xingyong are governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If Xingyong or its shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages.

The legal environment in the PRC is not as developed as in the United States and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially adversely affected.

If the PRC government determines that the contractual arrangements through which we control Xingyong do not comply with applicable laws and regulations, our business may be adversely affected.

Although we believe the contractual arrangements through which we control Xingyong comply with current licensing, registration and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law and regulations, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that may be harmful to our business.

Potential conflicts of interest may arise between the Company and Mr. Denyong Jin, the controlling stockholder and chief executive officer of Xingyong, which could adversely affect our business.

Mr. Denyong Jin, General Manager of our China operations, is the controlling stockholder and chief executive officer of Xingyong. The Company has entered into a series of contractual agreements with Xingyong through which we operate our business in China. Because Mr. Jin is a significant employee of the Company and the controlling stockholder and chief executive officer of Xingyong, conflicts of interest may arise due to his relationship with both companies. We cannot assure investors that, when conflicts of interest arise, Mr. Jin will act in the best interests of the Company or that conflicts of interest will be resolved in our favor. In addition, Mr. Jin may breach or cause Xingyong to breach or refuse to renew the existing contractual agreements that allow us to operate our business in China and receive economic remuneration from Xingyong. We rely on Mr. Jin to act in good faith and in the best interests of the Company, and not use his positions for personal gain. If we cannot resolve any conflicts of interest or disputes between us and Mr. Jin, we may have to rely on legal proceedings, which could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Because the payments we receive from Xingyong are subject to annual negotiation, we may not be entitled to receive  100% of Xingyong’s net income in the future.

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiation. Although Xingyong paid 100% of its net income to Yongle in 2010 and 2011, there is no assurance that it will continue to do so in the future. Our profitability would be affected if the percentage of Xingyong’s net income that is payable to us decreases.

Failure to continue to improve our operational, financial and management controls may impair our ability to effectively operate our business and result in the deterioration of our financial position.

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

Risks Related to Our Business

If our lenders demand payment when our loans are due, we may have difficulty in making payments, which may impair our ability to continue operating our business.

At December 31, 2011, we had short-term bank loans of approximately $45.5 million.  These bank loans, which are secured by liens on our fixed assets and land use rights, are due between August 2012 and January 2013, including approximately $32 million owed to the Construction Bank of China. Historically, we have rolled over our short-term loans when they became due.  However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature.  If the lenders demand repayment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, including restricted cash, which at December 31, 2011 were $12.2 million, are insufficient to pay off our loans when due.

We will require additional financing to implement our expansion plans, which funds may not be available to us on favorable terms, or at all.  Without additional funds, we may not be able to maintain or expand our business.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.

An increase in the cost of raw materials would affect our profitability if we are unable to pass along the cost to our customers.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2011 and we anticipate this trend to continue in 2012.

In times of decreasing prices, we may have to sell our products at prices, which are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust the prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

As we expand our operations, we may need to establish a more diverse supplier network for our raw materials.  The failure to secure a more diverse and reliable supplier network may have an adverse effect on our financial condition.

In 2011, we purchased almost all of our raw materials from a small number of suppliers.  As we increase the scale of our production, we may need to establish a more diverse supplier network, while attempting to continue to leverage our purchasing power to obtain favorable pricing and delivery terms.  However, in the event that we need to diversify our supplier network, we may not be able to procure a sufficient supply of raw materials at competitive prices, which may have an adverse effect on our results of operations, financial condition and cash flows.

Furthermore, despite our efforts to control our supply of raw materials and maintain good relationships with our existing suppliers, we could lose one or more of our existing suppliers at any time.  The loss of one or more key suppliers could increase our reliance on higher cost or lower quality supplies, which may negatively affect our profitability.  Any interruptions to, or decline in, the amount or quality of our raw materials supply may materially disrupt our production and adversely affect our business, financial condition and financial prospects.

Delays in the expansion of our facilities or in building new facilities may affect our costs and results of operations.

As part of our strategy to increase our market share and improve our competitiveness by accessing economies of  greater scale, we are expanding, and may in the future further expand, our existing production facilities or build new production facilities. The expansion or construction of a production facility involves various risks. These risks include engineering, construction, regulatory and other significant challenges that may delay or prevent the successful operation of the project or significantly increase our costs. Our ability to successfully complete any expansion or new construction project on time is also subject to financing and other risks. We may be adversely affected because we may not be able to complete any expansion or new construction project on time or within budget or we may be required by market conditions or other factors to delay the initiation of construction or the timetable to complete new projects or expansions.  Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect.  In addition, we may not be able to sell our additional production at attractive prices or we may not have the cash or be able to acquire financing to implement our growth plans.

We plan to expand our business by acquiring one or more companies.  Any such acquisition may disrupt, or otherwise have a negative impact on, our business operations.

We intend to expand our business through acquisitions, with the objective of becoming a vertically integrated leader in the Chinese graphite industry. However, we may not be successful in these efforts.  For example, a potential acquisition of Chiyu Carbon, with whom we signed a letter of intent in 2010, is not likely to be consummated in 2012, if at all. Despite our success in completing an acquisition, the negotiations for potential acquisitions may disrupt our ongoing business, distract our management and employees and cause us to incur significant expenses.

In the event that we are successful in completing an acquisition, we may have difficulty integrating the acquired company’s personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect that any such expansion may have on our core business. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulty of incorporating acquired rights or products into our existing business;

•	difficulty in disposing of excess or unproductive facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulty in maintaining uniform standards, controls, procedures and policies, including disclosure controls and financial controls;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	difficulty in obtaining additional equity or debt financing, resulting in additional leverage or dilution of ownership;

•
complying with government regulations which relate to the business acquired, including any additional costs resulting from the failure of the acquired company to comply with governmental regulations; and

•
dealing with unknown liabilities associated with the acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of the acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks, and our results of operations may be adversely affected.

A large percentage of our revenues depends on a limited number of distributors, the loss of one or more of which may materially adversely affect our operations and revenues.

Our revenue is dependent in large part on significant orders from a limited number of distributors, who may vary from period to period. During the year ended December 31, 2011, two distributors accounted for approximately $33.98 million, or 56.0%, of our revenue, and during the year ended December 31, 2010, four distributors accounted for approximately $19.15 million, or 62.0% of our revenue. We do not have long-term contracts with these distributors. Demand for our products depends on a variety of factors including, but not limited to, the financial condition of our distributors, the end users of our products and their customers and general economic conditions. If sales to any of our large distributors are substantially reduced for any reason, as occurred during the recent economic downturn, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

If our competitors sell higher quality products or similar products at a lower price, or if they are otherwise more successful in penetrating the market, our financial condition may be affected.

We face competition from both Chinese and international companies, many of which are better known and have greater financial resources than us. Many of the international companies, in particular, have longer operating histories and have more established relationships with customers and end users. If our competitors are successful in providing similar or better graphite products, provide graphite products at a lower price than we offer our products, or if they are otherwise more successful in penetrating the market, we may experience a decline in demand for our products, which would negatively impact our sales and results of operations.

Because the end users of graphite products seek products that incorporate the latest technological development, including increased purity, our failure to offer such products may impair our ability to market our products.

Our products are either used in the manufacturing process of other products, particularly metals, or incorporated in various types of products or processes. The end users typically view both the purity of the graphite and the bend strength, compression strength, resistivity, bulk density and porosity of graphite as key factors in making a decision as to which products to purchase. Accordingly, our failure or inability to offer products manufactured with the most current manufacturing technology may adversely affect our sales.

Our intellectual property rights are valuable, and any inability to protect them may reduce the value of our products.

Our trade secrets and patent are important assets for us. Our intellectual and proprietary property consists of one patent, trade secrets relating to the design and manufacture of graphite products and our customer lists. Various factors outside of our control pose a threat to our intellectual property rights as well as to our products. Effective intellectual property protection may not be available in China and other countries in which our products are sold. Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.

Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete with other companies.

We depend on third-party distributors over whom we have no control to market our products to end users in international markets.

Although there is an international market for graphite products and many of the end users of our products are located outside of the PRC, most of our direct sales are made to distributors and customers in the PRC. We do not have any offices outside of the PRC, and we depend on distributors based in the PRC, over whom we have no control, to sell our products in the international market. Any problems encountered by these third parties, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products, which would, in turn, affect our net sales.

Because our products are purchased pursuant to individual purchase orders, and not long-term agreements, the results of our operations may vary significantly from quarter to quarter.

We sell our products pursuant to purchase orders and, with the exception of one customer, whose purchases are not material to our overall revenues, we do not have long-term contracts with any distributors or customers. As a result, we must continually seek new customers and new orders from existing customers, and we cannot assure investors that we will have a continuing stream of revenue from any customer. Our failure to generate new business on an ongoing basis may materially impair our ability to operate profitably.

We rely on highly skilled personnel and, if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals, including our executive officers and Mr. Denyong Jin, the chief executive officer of Xingyong and General Manager of our China operations. We do not have employment agreements with any of our executive officers or with Mr. Jin. Our future success depends on our continuing ability to retain these individuals and to hire, develop, motivate and retain other highly skilled personnel for all areas of our organization.

Because we consume significant amounts of electricity, any failure or interruption in electricity services may harm our ability to operate our business.

Our systems are heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply may be inadequate during a major power outage. This may result in disruption to our business.

If we fail to obtain all required licenses, permits, or approvals, we may be unable to expand our operations.

Before we develop certain new products, we must obtain a variety of approvals from local and municipal governments in the PRC. Our products may also be required to comply with the regulations of foreign countries where they are ultimately sold. There is no assurance that we will be able to obtain all required licenses, permits, or approvals from these government authorities. If we fail to obtain all required licenses, permits or approvals, we may be unable to expand our operations.

Compliance with existing and future environmental laws and regulations may have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes, noise and safety. We cannot assure investors that we will be able to comply with these regulations at all times, as the Chinese environmental legal requirements are constantly evolving and becoming more stringent. If the Chinese national government or local governments impose more stringent regulations in the future, we may have to incur additional, and potentially substantial, costs and expenses in order to comply with such regulations, which may negatively affect our results of operations. For instance, during 2009, we incurred significant expenditures for environmental improvements required by new government regulations. In addition, if we fail to comply with any of the present or future environmental regulations in any material respect, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or cause our operations to be suspended or ceased.

Our business may be adversely affected by conditions in the global financial markets.

During 2008 and 2009, worldwide economic conditions deteriorated in many countries and regions, resulting in weak equity markets, tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. Despite more positive trends beginning in the second half of 2009, the current turmoil in the sovereign debt markets as a result of the European debt crisis during 2011 has resulted in general market uncertainty and in worsening economic conditions particularly in Europe.

If global economic and financial market conditions remain uncertain and/or weak for an extended period of time, any of the following factors, among others, could have a material adverse effect on our financial condition and results of operations:

•
if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order  cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and an increased bad debt expense;

•
slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

•
continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts in foreign currencies could negatively impact our reported financial results and condition; and

•	continued volatility in the prices for commodities and raw materials that we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability.

Risks Related to Doing Business in the PRC

Our business operations take place primarily in the PRC. Because Chinese laws, regulations and policies are constantly changing, our Chinese operations face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms introduced in China in recent years are regarded by China’s national government as a way to introduce economic market forces into China. Given the overriding desire of the national government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government may adversely affect investments in Chinese businesses.

Changes in policy could result in the imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, may significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China because the Chinese economy is more volatile than other countries.

As a developing nation, China’s economy is more volatile than those of developed Western industrial nations. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will likely emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private businesses will likely remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure investors that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the national government of China may have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects of our Chinese operations.

PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy as well as our business and prospects.

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

On May 31, 2007, SAFE issued another official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure to facilitate foreign financing or subsequent acquisitions in China.

If we decide to acquire a company organized under the laws of the PRC, we cannot assure investors that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Fluctuation in the value of the RMB may have a material adverse effect on the value of our stock.

Fluctuations in the value of the RMB against the U.S. dollar and other currencies may be affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar. Because approximately 90% of our costs and expenses are denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiary, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital and as a result we may not be able to remit all income earned and proceeds received in connection with our operations to the United States or to our stockholders.

China’s foreign currency control policies may impair the ability of our Chinese operating company to pay dividends to us.

Because our operations are conducted through our Chinese operating company, we rely on dividends and other distributions from our Chinese operating company to provide us with cash flow to pay dividends or meet our other obligations. Any dividend payment is subject to foreign exchange rules governing repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. Current regulations in China permit our operating company to pay dividends to us only out of accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our Chinese operating company is required to set aside at least 10% (up to an aggregate amount equal to half of our registered capital) of its accumulated profits each year for employee welfare. Such cash reserves may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. The inability of our operating company to pay dividends or make other payments to us may have a material adverse effect on our financial condition.

Because our funds are held in banks that do not provide insurance, the failure of any bank in which we deposit our funds may affect our ability to continue to operate.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash may impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue to operate.

If we are unable to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type that would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment. We have not obtained fire, casualty and theft insurance, and there is no insurance coverage for our raw materials, goods and merchandise, furniture and buildings in China. Any losses incurred by us will have to be borne by us without any assistance, and we may not have sufficient capital to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss may have a material adverse effect on our financial condition, business and prospects.

The Chinese legal and judicial system may negatively impact foreign investors because the Chinese legal system is not yet comprehensive.

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges adjudicating other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure you that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift may have a material adverse effect on our business and prospects.

Because our principal assets are located outside of the United States and some of our directors and all of our executive officers reside outside of the United States, it may be difficult for investors to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the United States or to enforce judgments of U.S. courts against us or them in the PRC.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification may result in unfavorable tax consequences to us and our non-PRC shareholders.

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

Although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences may follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. This would also mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as tax-exempt income, we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC authorities responsible for enforcing the withholding tax have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends paid to stockholders with respect to their shares of our common stock or any gains realized from transfer of such shares may generally be subject to PRC withholding taxes on such dividends or gains at a rate of 10% if the shareholders are deemed to be a non-resident enterprise or at a rate of 20% if the shareholders are deemed to be a non-resident individual.

It may be difficult for our stockholders to effect service of process against our subsidiaries and our officers and directors.

Our operating subsidiaries and substantially all of our assets are located outside of the United States. Investors may find it difficult to enforce their legal rights based on the civil liability provisions of U.S. federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the PRC. In addition, it is unclear whether extradition treaties in effect between the United States and the PRC would permit effective enforcement of criminal penalties under U.S. federal securities laws or otherwise against us or those of our officers and directors that reside outside of the United States.

The Chinese economy is evolving and we may be harmed by any economic reform.

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffective, we are unable to assure investors that:

•	we will be able to capitalize on economic reforms;

•	the Chinese government will continue its pursuit of economic reform policies;

•	the economic policies, even if pursued, will be successful;

•	economic policies will not be significantly altered from time to time; and

•	business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic system.  Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, may lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Price inflation in China could affect our results of operation if we are unable to pass along raw material price increases to our customers.

Inflation in China has continued to rise over the last few years. Because we purchase raw materials from suppliers in China, price inflation has caused an increase in the cost of our raw materials.  Price inflation may affect the results of our operations if we are unable to pass along the price increases to our customers.  Similarly, the cost of constructing our new facility and the installation of equipment may increase as a result of these recent inflationary trends, which are expected to continue in the near future.  In addition, if inflation continues to rise in China, China could lose its competitive advantage as a low-cost manufacturing venue, which may in turn lessen the competitive advantages of our being based in China. Accordingly, inflation in China may weaken our competitiveness domestically and in international markets.

Failure to comply with the U.S. Foreign Corrupt Practices Act may subject us to penalties and other adverse consequences.

We are subject to the U.S.  Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time to time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our reputation and our business, financial condition and results of operations.

Risks Related to our Common Stock

The controlling stockholders of Sincere, our majority stockholder, may have significant influence over the outcome of matters submitted to our stockholders for approval, which may prevent the Company from engaging in certain transactions.

As of December 31, 2011, Sincere owned 42% of our outstanding common stock. Family members of Mr. Denyong Jin, General Manager of our China operations, have control of Sincere. As a result, they exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interests of the Company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock trades on the OTC Bulletin Board under the symbol CHGI.OB. There is a limited trading market for our common stock and at times there is no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

If a more active trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and holders of our common stock may be unable to sell their shares at or above the price at which they were acquired.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the PRC government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

In addition, the market for Chinese companies that went public in the U.S. through reverse mergers, such as ours, is currently extremely volatile due primarily to recent allegations and, in some instances, findings of fraud among some of these companies.  If a stockholder were to file a class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to responding to such litigation, which may harm our business and reputation.

We have not paid dividends in the past and do not expect to pay dividends to holders of our common stock for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The certificate of designation for the Series A Preferred Stock prohibits us from paying dividends to the holders of our common stock while the Series A Preferred Stock is outstanding. There are currently no shares of Series A Preferred Stock outstanding.  To the extent that we do not pay dividends, our stock may be less valuable because a return on investment will occur only if, and to the extent that, our stock price appreciates, which may never occur. In addition, holders of our common stock must rely on sales of their common stock after price appreciation as the only way to realize a return on their investment, and if the price of our stock does not appreciate, then there will be no return on their investment.

If we become subject to the recent scrutiny and negative publicity involving U.S.-listed Chinese companies, our business operations, stock price and reputation could be harmed.

Recently, U.S. public companies that have substantially all of their operations in China, and in particular companies that have completed reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity resulting from financial and accounting irregularities, a lack of effective internal control over financial reporting, inadequate corporate governance policies or a lack of adherence thereto and allegations of fraud. As a result, the publicly traded stock of many U.S.-listed Chinese companies has sharply declined in value. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is unclear what effect this may have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company, which may impact our business operations and the value of our stock.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interest of the holders of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A Preferred Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future.

Transactions engaged in by our majority stockholder may have an adverse effect on the price of our stock.

We do not know what plans, if any, Sincere, our majority stockholder, has with respect to its ownership of our stock. In the event that it sells a substantial number of its shares of our common stock, such sale may lower the price of our stock.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

There is no private ownership of land in China and all urban land ownership is held by the government, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the State Land Administration Bureau and payment of the required land transfer fee.

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities.  The Company was not required to sign a land use right agreement or pay a fee. In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition.  The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000.  Because of our current relationship with the local government, we believe that  it is unlikely that we will have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

We currently manufacture all of our products at our facilities located in Inner Mongolia. In 2009, the Company had the capacity to produce 15,000 tons of materials annually. In 2010, our annual production capacity was doubled to 30,000 tons. In 2011, the Company completed building a new facility to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters. Our new facility began operating in November 2011 with a production capacity of 30,000 tons annually.  At the end of 2011, the Company was operating at 75% production capacity of 30,000 tons annually.

ITEM 3.	Legal Proceedings.

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4.	Mine Safety Disclosures.

Not required.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board, or OTC, under the symbol “CHGI.OB”.  As of March 23, 2012, the closing price for our common stock was $0.83 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter (through March 23, 2012)	$1.03	$0.45

Fiscal Year Ended December 31, 2011
First Quarter	$2.40	$1.60
Second Quarter	1.75	0.82
Third Quarter	1.25	0.90
Fourth Quarter	0.87	0.48

Fiscal Year Ended December 31, 2010
First Quarter	$3.33	$1.35
Second Quarter	2.50	0.70
Third Quarter	0.84	0.46
Fourth Quarter	1.74	0.46

Approximate Number of Holders of Our Common Stock

On March 23, 2012, there were about 1500 stockholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 Saint Rose Parkway, Suite 304, Henderson, NV, and its telephone number is (702) 974-1444.

Dividend Policy

While we are required to pay dividends on the shares of our Series A and Series B Preferred Stock, we have never declared or paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. The certificate of designation for our outstanding Series A Preferred Stock prohibits us from paying dividends on our common stock or redeeming common stock while any shares of Series A Preferred Stock are outstanding.  In addition, any dividend payment that the Company makes is subject to foreign exchange rules governing repatriation. Current regulations in China permit our operating company to pay dividends to us only out of accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. The inability of our operating company to pay dividends or make other payments to us may limit our ability to pay dividends to holders of our Series A Preferred Stock and Series B Preferred Stock.

As of December 31, 2011, there were no shares of our Series A Preferred Stock outstanding and 426,110 shares of our Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Redemption of Series B Preferred Stock

On December 22, 2011, all outstanding shares of Series B Preferred Stock became redeemable.  The redeemable preferred stock was reclassified to temporary equity as of December 31, 2011. The redemption price for the outstanding shares of Series B Preferred Stock that the Company will redeem is approximately $360,000.  As a result of China’s foreign currency control, the Company has applied to SAFE to obtain approval to make the foreign currency payment of the redemption price to holders of the outstanding shares of Series B Preferred Stock.

Issuances of Unregistered Securities

In a private placement that closed on December 22, 2009 and January 13, 2010, the Company sold an aggregate of 2,480,500 shares of Series B Preferred Stock and five-year warrants to purchase 992,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,976,600. The Company also paid the private placement agent an aggregate of $298,000 and issued five-year warrants to purchase 124,025 shares of common stock at an exercise price of $1.32 per share. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, based on representations made by stockholders.

On March 29, 2010 and April 1, 2010, we issued 28,000 and 100,000 shares of common stock to holders of Series B Preferred Stock upon exercise of warrants at an exercise price of $1.30 per share.  In April 2010, we issued 1,032,500 shares of common stock upon the conversion of 1,032,500 shares of Series B Preferred Stock.  At the time of issuance of the original securities or underlying securities, as applicable, the issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

In April 2010, we issued an aggregate of 420,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services.  In November 2010, we issued an aggregate of 100,000 shares of common stock to four directors for services provided.  Pursuant to a consulting agreement dated November 2010, the Company issued 120,000 shares of common stock in exchange for consulting and investor relations services.  Pursuant to an agreement dated December 2010, the Company issued 90,000 shares of common stock to ChangeWave, Inc. in exchange for consulting and investor relations services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2010, the Company issued 125,000 shares of common stock to holders of Series A Preferred Stock upon conversion of 125,000 shares of Series A Preferred Stock.

On January 19, 2011, the Company issued an aggregate of 45,833 shares of common stock to First Trust Group, Inc. upon the cashless exercise of 100,000 warrants at an exercise price of $2.34 per share.  On January 24, 2011, we issued 124,025 shares of common stock to Maxim Group LLC upon exercise of warrants at an exercise price of $1.32 per share.  On February 7, 2011, we issued 160,000 shares of common stock to Silver Rock II, Ltd. upon exercise of warrants at an exercise price of $1.30 per share.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

On July 14, 2011, we issued an aggregate of 250,000 shares of common stock at a price of $0.64 per share to unrelated parties to raise money for our operations. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

On November 29, 2011, we issued an aggregate of 100,000 shares of common stock to four directors for services provided. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

On November 29, 2011, we also issued 60,000 shares of common stock to an employee. The issuance of these shares was recorded at market value. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2011, we issued an aggregate of 736,389 shares of common stock to holders of Series B Preferred Stock upon conversion of an aggregate of 798,890 shares of Series B Preferred Stock.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2011, we issued an aggregate of 985,000 shares of common stock pursuant to four consulting agreements in exchange for consulting and investor relations services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

On January 12, 2012, the Company issued 320,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for our operations. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

ITEM 6.	Selected Financial Data.

Not required.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “ believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. This Annual Report should be read in its entirety and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

We are engaged in the manufacture of graphite-based products in the PRC.  Our products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

•	graphite electrodes;

•	fine grain graphite; and

•	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2011, our revenues and profits improved from 2010 due to an increase in demand for our products, which resulted from improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations.”

From the fourth quarter of 2008 until the end of 2009, however, as a result of the global economic crisis, the steel industry in general slowed, which caused our revenues and gross margin to decline significantly. The industry started to recover in 2010, in particular since the third quarter of 2010. This recovery and development continued during 2011 and the first quarter of 2012. Our revenues, gross profits and gross margins improved significantly during the second half of 2010, which continued in 2011. Our gross margin for the year ended December 31, 2011 was 23.2%, compared to 22.4% for the year ended December 31, 2010.  We believe that our gross margin will be approximately 23% during the next twelve months.

Our cash and receivables increased during the year ended December 31, 2011 compared to the year ended December 31, 2010, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of December 31, 2011 was adequate. We expect the recovery and increasing demand in the fine grain, high purity and ultra-high power graphite electrode markets to continue in 2012, primarily due to anticipated growth in the iron, steel, automobile, aerospace and defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities, which created a high demand for large size ultra-high power graphite electrodes. The margin for large size ultra-high power graphite electrodes is high due to the shortage of supply compared to demand. We estimate that this trend will continue for the near future. Our new production plant will specialize in manufacturing high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite.

In order to address this demand, we installed a 4200-ton compressor and 36 annular kilns, which we have completed testing. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length. The new plant will be used to manufacture a new product, ultra-high power graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products, which currently carries the greatest demand for all forms of graphite. We believe that this expansion will make us China’s first domestic producer of 800 millimeter diameter ultra-high power electrodes and will further strengthen the Company’s leading position in China’s fine grain graphite market. After completion of the expansion, our annual production capacity increased to 60,000 tons. The Company is currently operating at 75% production capacity of 30,000 tons annually.

The initial budgeted investment for the construction of our new facility was approximately $13.5 million in the aggregate, $9 million of which had been spent as of December 31, 2011.

Some of our expansion plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional financing from equity or debt markets, or borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At December 31, 2011, we had short-term bank loans of approximately $45.5 million.  These bank loans, which are secured by liens on our fixed assets and land use rights, are due between August 2012 and January 2013, including approximately $32 million owed to the Construction Bank of China. During the year ended December 31, 2011 and the first quarter of 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank, including a loan for $4.72 million that was originally due on January 11, 2012, and a short-term bank loan from Credit Union that was originally due in February 2012.  Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At December 31, 2011, our cash reserves, including restricted cash, were $12.2 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and continued to increase during the year ended December 31, 2011. While we anticipate this trend to continue in 2012, decreases in our gross margin have been offset by increasing sales prices. To offset increasing prices, we make advance deposits to suppliers with available cash to lock in prices.  As of December 31, 2011 and 2010, we advanced to suppliers $5,921,970 and $10,198,602, respectively. The average prices for our products have been increasing since January 2011, and have continued to increase through the date of this Annual Report. In particular, prices for high purity graphite products have notably increased.

In times of decreasing prices, we may have to sell our products at prices, which are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

Results of Operations

Fiscal Years Ended December 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Year ended December 31,
	2011		2010
Sales	$49,847	100.0%	$30,994	100.0%
Cost of goods sold	38,262	76.8%	24,062	77.6%
Gross profit	11,585	23.2%	6,932	22.4%
Operating expenses
Selling expenses	598	1.2%	187	0.6%
General and administrative	5,420	10.9%	4,156	13.4%
Depreciation and amortization	224	0.4%	163	0.5%
Income from operations	5,343	10.7%	2,426	7.8%
Other income	1,167	2.3%	25	0.1%
Other expense	-	-	(87)	(0.3)%
Change in fair value of warrants	(87)	(0.2)%	386	(1.2)%
Interest expense	(3,451)	(6.9)%	(1,366)	(4.4)%
Income before income tax expense	2,972	6.0%	1,384	4.5%
Net income	2,972	6.0%	1,384	4.5%
Preferred stock deemed dividend	-	-	(133)	(0.4)%
Dividend	(28)	(0.1)%	(101)	(0.3)%
Net income available to common shareholders	2,944	5.9%	1,150	3.7%
Foreign currency translation adjustment	1,599	3.2%	1,307	4.2%
Total comprehensive income	$4,571	9.2%	$2,691	8.7%

Sales.

During the year ended December 31, 2011, we had sales of $49,846,744, compared to sales of $30,994,150 for the year ended December 31, 2010, an increase of $18,852,594, or approximately 60.8%. Sales increase was mainly attributable to a significant increase in the demand for our products during the year ended December 31, 2011, which resulted from the market recovery, new customer developments and changes to our product mix to include more high purity graphite products. The average unit selling price of our products increased 24% and the average unit selling price of high purity graphite products increased 58% during the year ended December 31, 2011, compared to the same period for the year ended December 31, 2010. The manufacturing of solar and mold products increased the demand for our products as raw materials. Increased production capacity and increased unit prices also contributed to an increase in total sales. The increase in the average unit selling price of high purity graphite is due to a large demand for such products in the market as well an increase in the cost for raw materials. We experienced a decrease in the demand for high purity graphite during the first quarter of 2010. Since then, the company has been successful in improving its product mix to achieve higher profit through increasing sales of fine grain graphite and high purity graphite products, which generate a better margin.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, in 2011 and 2010, respectively, was as follows:

	December 31, 2011 Sales	% of Total Sales	December 31, 2010 Sales	% of Total Sales
Graphite Electrodes	$6,396,600	12.8%	$9,263,690	29.9%
Fine Grain Graphite	21,787,763	43.7%	12,977,109	41.9%
High Purity Graphite	20,692,796	41.5%	6,663,847	21.5%
Others (1)	969,585	2.0%	2,089,504	6.7%
Total	$49,846,744	100.0%	$30,994,150	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of sales; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the year ended December 31, 2011, our cost of goods sold was $38,261,812, compared to $24,062,354 for the cost of goods sold for the year ended December 31, 2010, an increase of $14,199,458, or approximately 59.0%.  The increase in the cost of sales was directly associated with an increase in in the cost of raw materials due to our increase in sales and an increase in the unit selling price of our products. Our gross margin increased from 22.4% for the year ended December 31, 2010 to 23.2% for the year ended December 31, 2011. This increase reflects the variance in our product mix, which is attributable to an increase in our sales of high purity graphite products (a higher margin product compared to graphite electrodes). There was a decrease in the margin for fine grain graphite products due to a shift in demand for high purity graphite electrodes during the year ended December 31, 2011. The increased sales and increased margin for high purity graphite products offset the decreased margin and unit price for fine grain graphite products.

Operating expenses.

Operating expenses totaled $6,242,033 for the year ended December 31, 2011, compared to $4,505,584 for the year ended December 31, 2010, an increase of $1,736,449, or approximately 38.5%.

Selling, general and administrative expenses

Selling expenses increased from $186,693 for the year ended December 31, 2010 to $597,802 for the year ended December 31, 2011, an increase of $411,109, or 220.2%. The increase was due to higher shipping and handling expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010, which resulted from higher sales and increased shipping and handling costs due to the increased cost of fuel.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $5,420,157 for the year ended December 31, 2011, compared to $4,155,581 for the year ended December 31, 2010, an increase of $1,264,576, or 30.4%. The increase in general and administrative expenses was due primarily to increased taxes and professional expenses as a public company. The Company incurred $1,440,750 for consulting expenses and the compensation of directors and an employee through stock issuances during the year ended December 31, 2011. The increased land use tax of approximately $1,292,464 for the year ended December 31, 2011 is attributable to our payment of land use tax for the land use right we acquired in 2010, which became subject to land use tax during the year ended December 31, 2011.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $1,803,770 for the year ended December 31, 2011, compared to $1,752,232 for the year ended December 31, 2010, an increase of $51,538, or approximately 2.9%. For the year ended December 31, 2011, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,579,696 and $224,074, respectively.  For the year ended December 31, 2010, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,588,922 and $163,310, respectively The slight increase in depreciation and amortization expenses is a result of additional fixed assets placed in service during 2011

Income from operations.

As a result of the factors described above, operating income was $5,342,899 for the year ended December 31, 2011, compared to $2,426,212 for the year ended December 31, 2010, an increase of approximately $2,916,687, or 120.2%.

Other income and expenses.

Our interest expense was $3,451,037 for the year ended December 31, 2011, compared to $1,366,104 for the year ended December 31, 2010, reflecting increased interest payments on loans from banks. We used the additional bank loans to secure additional inventory and to make advanced payments to our suppliers because raw material prices are rising and we anticipate increased production levels due to the construction of our new facility. Other income, which consisted of government grants, was $1,167,077 for the year ended December 31, 2011, compared to $24,589 for the year ended December 31, 2010. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $86,691 for the year ended December 31, 2011, compared to $385,661 for the year ended December 31, 2010.

Income tax.

During the years ended December 31, 2011 and 2010, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $833,119 and $424,549, respectively, for 2011 and 2010 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income.

As a result of the factors described above, our net income for the year ended December 31, 2011 was $2,972,251, compared to $1,383,391 for the year ended December 31, 2010, an increase of $1,588,860, or 114.9%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2011 was $1,599,128, compared to $1,307,351 for the year ended December 31, 2010, an increase of $291,777, or 22.3%.

Preferred stock deemed dividend.

As a result of the private placement that was completed on January 13, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,221 represented the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,557 represented the allocated value of the warrants. The preferred stock deemed dividend is a non-cash charge which did not affect our operations or cash flow for the year ended December 31, 2010, and for which there was no comparable charge for the year ended December 31, 2011.

Dividend expense.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $28,099 and $101,043 for the years ended December 31, 2011 and 2010, respectively.

Net income available to common stockholders.

Net income available to our common stockholders was $2,944,152, or $0.13 and $0.13 per share (basic and diluted), for the year ended December 31, 2011, compared to $1,149,570, or $0.07 and $0.06 per share (basic and diluted), for the year ended December 31, 2010.

Liquidity and Capital Resources

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from short-term and long-term loans from banks in China and loans from a related party. In addition, in December 2009 and January 2010, we raised an aggregate of approximately $3 million in a private placement transaction. In 2011, we raised an aggregate of $160,000.

At December 31, 2011, we had short-term loans in the aggregate amount of $45.5 million outstanding, as described below.
We have a short-term bank loan from Huaxia Bank for $5.5 million bearing interest at 8.203% annually and due in June 2012. The short-term bank loan is secured by a security interest in certain equipment, property and land use rights.

We entered into five short-term bank loans with China Construction Bank for a total of $32 million between August 6, 2010 and February 28, 2011. The first of these loans was made on August 6, 2010 for $6.3 million with an interest rate of 6.56% per year and a maturity date of August 27, 2012. The second loan was made on August 23, 2010 for $6.3 million with an interest rate of 6.56% per year and a maturity date of August 14, 2012.  The third loan was made on September 6, 2010 for $6.3 million with an interest rate of 6.56% per year and a maturity date of August 28, 2012. The fourth loan was made on September 16, 2010 for $8.8 million with an interest rate of 6.56% per year and a maturity date of September 27, 2012.  The fifth loan was made on February 28, 2011 for $4.7 million with an interest rate of 5.81% per year and a maturity date of January 11, 2012.  In January 2012, this loan was rolled over by the Company and renewed for the same amount with an interest rate of 6.56% per year and a maturity date of January 2013. The loan is secured by property and equipment and land use rights.  Each of the loans made on August 6, 2010, August 23, 2010, September 6, 2010 and September 16, 2010 were originally due between August 5, 2011 and September 15, 2011 but were rolled over and renewed by the Company during the year ended December 31, 2011. Interest on each loan is payable quarterly. All of the loans with China Construction Bank are renewable at the lender’s discretion. The loan agreements provide for events of default and operating and financial covenants typical for loan transactions of this type. As of December 31, 2011, the balance for these sixshort-term bank loans was $32 million.

We have a short-term bank loan from Credit Union for $1.3 million bearing interest at 13.66% annually and due in February 2012. In January 2012, this loan was rolled over by the Company and renewed for the same amount with an interest rate of 13.66% per year and a maturity date of August 2012.  The loan is secured by property and equipment and land use rights.

We have a short-term bank loan from China Everbright Bank for $6.3 million bearing interest at 8.528% annually and due in July 2012. The short-term bank loan is secured by equipment and property and land use rights.

Historically we have rolled over our short-term loans on an annual basis. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure investors that such extensions will be granted.  In the event repayment of the loans is not extended and we default on our obligations, the lenders could call the loans, foreclose on the collateral securing the loans or seek other remedies. In such an event, our operations and financial conditions would be materially adversely affected and we would be forced to cease operations if alternative funding is not obtained.

Despite a low amount of working capital, we are able to operate our business through bank financing, loans from related parties and issuing equity in exchange for certain services provided. Our long-term goal is to continue to roll over short-term loans and obtain positive cash flows from our outstanding accounts receivable and sales of inventory until our new facility is operating at full capacity. We believe that increased market demand for our products and the  increased production capacity, together with management of our accounts receivable, will produce a positive cash flow in future years. We expect that anticipated cash flows from future operations, short-term and long-term bank loans and loans from a related party will be sufficient to fund our operations through at least the next twelve months, provided that:

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

At December 31, 2011, cash and cash equivalents were $521,450, compared to $296,312 at December 31, 2010, an increase of $225,138.  Restricted cash increased to $11,516,500 as of December 31, 2011 from nil as of December 31, 2010, which was restricted as a requirement by our lenders.  Our working capital decreased by $1,034,489 to $1,056,065 at December 31, 2011 from $2,090,554 at December 31, 2010. Our cash position slightly increased due to the increased sales and less cash used in operating activities for the year ended December 31, 2011 compared to use of cash from operations during the year ended December 31, 2010.

As of December 31, 2011, accounts receivable, net of allowance, was $12,541,321, compared to $6,222,112 at December 31, 2010, an increase of $6,319,209, or 101.56%. The increase was consistent with an increase in our sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of December 31, 2011.

As of December 31, 2011, inventories were $37,430,248, compared to $26,432,217 at December 31, 2010, an increase of $10,998,031, or 41.61%. The increase in inventories is due to an increase in the cost of raw materials and an increase in the production capacity of our facilities.

As of December 31, 2011, prepaid expenses were $452,730, compared to $573,094 at December 31, 2010, a decrease of $120,364, or 21.00%. The decrease in prepaid expenses is attributable to the amortization of various prepaid consulting fees paid with stock issuances.

Advances to suppliers decreased from $10,198,602 at December 31, 2010 to $5,921,970 at December 31, 2011, a decrease of $4,276,632. The decrease is due to the Company advancing more money to suppliers to acquire raw materials during the year ended December 31, 2010. No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $0 to $16,763,100 from December 31, 2010 to December 31, 2011.  The increase is attributable to an increase in the purchase of inventory. The notes payable were secured by $11,694,820 of restricted cash at December 31, 2011. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Accounts payable decreased from $5,452,743 at December 31, 2010 to $1,340,498 at December 31, 2011, a decrease of $4,112,245. The decrease in accounts payable resulted from an increase in the number of payments the Company was able to make to vendors during the year ended December 31, 2011 because of an increase in production.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:
	For Year Ended December 31
	2011	2010
Net cash flows used in operating activities	$(8,256,429)	$(13,508,155)
Net cash flows used in investing activities	$(8,562,060)	$(13,285,972)
Net cash flows provided by financing activities	$17,032,709	$24,374,521

Net cash flow used in operating activities was $8,256,429 for the year ended December 31, 2011, compared to $13,508,155 for the year ended December 31, 2010, a decrease of $5,251,726, or 38.9%. The decrease in net cash flow used in operating activities was mainly due to less payments for advances to suppliers of $13.6 million and less payments made for taxes payable of $2.2 million, which was offset by increased accounts receivable of $3.7 million, increased payments for accounts payable and accrued liabilities of $5.2 million and increased payments for inventory of $1.02 million. During the year ended December 31, 2011, an increase in our sales increased the Company’s accounts receivable.

Net cash flow used in investing activities was $8,562,060 for the year ended December 31, 2011, compared to $13,285,972 for the year ended December 31, 2010, a decrease of $4,723,912, or 35.6%. The decrease in net cash flow used in investing activities is attributable to the Company spending $6.8 million during the year ended December 31, 2010 to acquire land use rights for which there was no comparable expense for the year ended December 31, 2011. Approximately $2.8 million was spent on construction costs and $5.8 million was spent for property and equipment for our new factory during the year ended December 31, 2011, including the installation of a 4200-ton compressor and 36 annular kilns. For the year ended December 31, 2010, $5.5 million was spent on construction costs and $1.0 million was spent on property and equipment.

Net cash flow provided by financing activities was $17,032,709 for the year ended December 31, 2011, compared to $24,374,521 for the year ended December 31, 2010, a decrease of $7,341,812, or 31.1%.  The decrease in net cash flow provided by financing activities was due to an increase in the amount of restricted cash of $11.5 million required to secure our notes payable, which offset the increase in additional notes payable and short-term loans entered into during the year ended December 31, 2011. The Company had approximately $16.5 million of notes payable for the year ended December 31, 2011, compared to $1.6 million for the year ended December 31, 2010. In addition, the aggregate amount of outstanding short-term loans borrowed and repaid increased for the year ended December 31, 2011. The Company borrowed $45.5 million in short-term bank loans and repaid $34.0 million during the year ended December 31, 2011, while the Company borrowed $33.3 million in short-term bank loans and repaid $5.1 million for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an ongoing basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue in accordance with ASC 605-25, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

In accordance with ASC 605-25, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company derives revenues from the manufacturing and distribution of graphite based products. The Company recognizes its revenues net of VAT. The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2011 and 2010.

Comprehensive Income

We have adopted ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general purpose financial statements. We have chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes

We account for income taxes under the provisions of ASC 740, Income Tax, formerly known as SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2008, the new Chinese income tax law sets unified income tax rates for domestic and foreign companies at 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises. In accordance with this new income tax law, low preferential tax rates in accordance with both the tax laws and administrative regulations prior to the promulgation of this law gradually become subject to the new tax rate within five years after the implementation of this law.

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. The Xing He District Local Tax Authority in the Nei Mongol province granted us a 100% tax holiday with respect to enterprise income tax for ten years from 2008 through 2017. Afterwards, based on the present tax law and our status as a qualified high technology and science company, we will be subject to a corporate income tax rate of 15% effective in 2018.

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $2,790,662 for the year ended December 31, 2011. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2011 or December 31, 2010 and therefore, no allowance for inventory was necessary.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at December 31, 2011 and 2010.

Land Use Rights

There is no private ownership of land in China. All land ownership is held by the government, its agencies and collectives. Land use rights are obtained from the government, and are typically renewable. Land use rights can be transferred upon approval by State Land Administration Bureau and payment of the required transfer fee. We record the property subject to land use rights as intangible asset.

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities.  The Company was not required to sign a land use right agreement or pay a fee.  In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition.   The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000.  The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies.  Because of our current relationship and agreement with the local government to keep the land in good condition, we believe that it is unlikely that we will have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2011 and 2010 has not been significant.

Value Added Tax

Pursuant to China’s VAT rules and regulations, as an ordinary VAT taxpayer we are subject to a tax rate of 17% (“output VAT”). The output VAT is payable after offsetting VAT paid by us on purchases (“input VAT”). Under the commercial practice of the PRC, the Company paid VAT and business tax based on tax invoices issued.

The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes that are determined to be late or deficient. In the event that a tax penalty is assessed on late or deficient payments, the penalty will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.

Fair Value of Financial Instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009, the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

▪	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of financial assets and liabilities, including cash and cash equivalents, accounts receivable, notes receivable, advances to suppliers, other receivables, short-term bank loans, notes payable, accounts payable, advances from customers and other payables, approximate their fair values because of the short maturity period for these instruments.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$174,805	-	-	$174,805

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2010:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$73,121	-	-	$73,121

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the years ended December 31, 2011 and 2010.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value.

Stock-based Compensation

Stock-based compensation includes (i) common stock awards granted to employees and directors for services which are accounted for under FASB ASC 718, Compensation–Stock Compensation, and (ii) common stock awards granted to consultants which are accounted for under FASB ASC 505-50, Equity–Equity-Based Payments to Non-Employees.

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

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service. The Company did not make significant grants to consultants for any of the periods presented.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

$1,336,150 and $130,000 of stock compensation expenses were amortized and recognized as general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on our consolidated financial position or results of operations.

In June 2011, FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company elected to adopt this accounting guidance and it did not have a material impact on its consolidated financial statements and related disclosures.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments contained in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 results in changes to presentation and disclosure only and is not expected to have an impact on our consolidated results of operations and financial condition.

During December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments contained in ASU 2011-12 supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented.  The adoption of ASU 2011-12 will result in changes to presentation and disclosure only, and is not expected to have an impact on our consolidated results of operations and financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Condensed Consolidated Balance Sheets	F-3
Condensed Consolidated Statements of Operations and Comprehensive Income	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-6
Notes to Consolidated Financial Statements	F-7 – F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’
China Carbon Graphite Group, Inc.
Chengguantown, Inner Mongolia, China

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.)

Shenzhen, P.R. China
March 30, 2012

China Carbon Graphite Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As Of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$521,450	$296,312
Restricted cash	11,694,820	-
Accounts receivable, net	12,541,321	6,222,112
Notes receivable	188,880	460,856
Advance to suppliers	5,921,970	10,198,602
Inventories	37,430,248	26,432,217
Prepaid expenses	452,730	573,094
Other receivables, net allowance of $24,397 and $0, respectively	513,000	335,986
Total current assets	69,264,419	44,519,179
Property and Equipment, net	36,719,595	24,127,189
Construction in Progress	6,414,847	10,265,888
Land Use Rights, net	10,699,059	10,496,930
Total Assets	$123,097,920	$89,409,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,340,498	$5,452,743
Advance from customers	1,360,989	1,060,147
Short term bank loans	45,488,600	33,298,150
Notes payable	16,763,100	-
Other payables	3,227,067	2,584,589
Dividends payable	28,099	32,996
Total current liabilities	68,208,353	42,428,625
Amount Due to a Related Party	5,542,855	4,744,634
Warrant Liabilities	174,805	73,121
Total Liabilities	73,926,013	47,246,380

Convertible Series B Preferred Stock, par value $0.001 per share authorized 3,000,000 shares, issued and outstanding 426,110 and 1,225,000 shares at December 31, 2011 and 2010, respectively.	426	1,225
Stockholders’ Equity
Common stock, par value $0.001 per share, authorized 100,000,000 shares, issued and outstanding 22,981,408 and 20,520,161 shares at December 31, 2011 and 2010, respectively	22,981	20,521
Deferred consulting fee	-	(57,500)
Additional paid-in capital	17,564,951	15,158,291
Accumulated other comprehensive income	7,943,542	6,344,414
Retained earnings	23,640,007	20,695,855
Total stockholders’ equity	49,171,481	42,161,581
Total Liabilities and Stockholders’ Equity	$123,097,920	$89,409,186

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
Sales	$49,846,744	$30,994,150
Cost of Goods Sold	38,261,812	24,062,354
Gross Profit	11,584,932	6,931,796
Operating Expenses
Selling expenses	597,802	186,693
General and administrative	5,420,157	4,155,581
Depreciation and amortization	224,074	163,310
	6,242,033	4,505,584
Operating Income Before Other Income (Expense)	5,342,899	2,426,212
Other Income (Expense)
Interest expense	(3,451,037)	(1,366,104)
Interest income	3	-
Other expense	-	(86,967)
Other income, net	1,167,077	24,589
Change in fair value of warrants	(86,691)	385,661
	(2,370,648)	(1,042,821)
Net Income	$2,972,251	$1,383,391
Preferred Stock Deemed Dividend	-	(132,778)
Dividend Distribution	(28,099)	(101,043)
Net Income Available To Common Shareholders	$2,944,152	$1,149,570
Other Comprehensive Income
Foreign currency translation gain	1,599,128	1,307,351
Total Comprehensive Income	$4,571,379	$2,690,742
Share Data
Basic earnings per share	$0.13	$0.07
Diluted earnings per share	$0.13	$0.06
Weighted average common shares outstanding,
basic	22,418,101	17,323,979
Weighted average common shares outstanding,
diluted	22,844,211	18,548,979

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	Years ended December 31,
	2011	2010
Cash flows from operating activities
Net Income	$2,972,251	$1,383,391
Adjustments to reconcile net cash used in
operating activities
Depreciation and amortization	1,803,770	1,752,232
Bad debt expenses	-	1,304,327
Stock compensation	1,891,600	916,300
Change in fair value of warrants	86,691	(385,661)
Change in operating assets and liabilities
Accounts receivable	(5,992,630)	(2,290,273)
Notes receivable	284,881	(198,806)
Other receivable	(161,882)	812,570
Advance to suppliers	4,588,784	(9,012,989)
Inventories	(10,224,660)	(9,203,570)
Prepaid expenses	(219,098)	(126,132)
Accounts payable and accrued liabilities	(4,423,066)	813,460

Advance from customers	257,028	(59,574)
VAT and other taxes payable	1,481,487	(760,859)
Other payables	(601,585)	1,547,429
Net cash used in operating activities	(8,256,429)	(13,508,155)
Cash flows from investing activities
Acquisition of property and equipment	(5,789,966)	(1,000,152)
Acquisition of land use rights	-	(6,819,702)
Construction in progress	(2,772,094)	(5,466,118)
Net cash used in investing activities	(8,562,060)	(13,285,972)
Cash flows from financing activities
Proceeds from issuing common stock	160,000	166,400
Proceeds from issuing series B preferred stock	-	339,010
Proceeds from warrants exercise	371,714	-
Dividends paid for series B preferred stock	(32,997)	(68,047)
Proceeds from short-term bank loans	44,795,000	27,287,550
Payment from short-term bank loans	(34,022,500)	(5,095,155)
Common Stock shares to be issued	160,000	-
Restricted cash	(11,516,500)	-
Proceeds from a related party	610,492	3,371,663
Proceeds from notes payable	16,507,500	(1,626,900)
Net cash provided by financing activities	17,032,709	24,374,521
Effect of exchange rate fluctuation	10,918	6,791
Net increase (decrease) in cash	225,138	(2,412,815)
Cash and cash equivalents at beginning of period	296,312	2,709,127
Cash and cash equivalents at end of period	$521,450	$296,312
Supplemental disclosure of cash flow information
Interest paid	$3,451,037	$1,366,104
Non-cash activities:
Deemed preferred dividend reflected in paid-in capital	$-	$132,778
Reclassification of warrant liability with equity	$14,993	$249,309
Reclassification from construction in progress to fixed assets	$7,332,116	$985,781
Reclassification from accounts payable to property and equipment	$(15,500)	$2,480,539
Issuance of common stock for compensation	$1,891,600	$916,300
Deferred consulting fee reflected in equity	$-	$57,500

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries

Consolidated Statements of Changes inRedeemable Convertible Preferred Stock and Stockholders’ Equity

For the Years ended December 31, 2011 and 2010

	Convertible series B		Common		Convertible series A		Additional	Deferred		Other	Total
	preferred Stock		Stock		preferred Stock		Paid-In	Consulting	Retained	Comprehensive	Stockholders’	Comprehensive
	Number	Amount	Number	Amount	Number	Amount	Capital	Fee	Earnings	Income	Equity	Income

Balance at December 31, 2009	2,160,500	$2,161	18,121,661	$18,122	125,000	$125	$13,298,332	$-	$19,546,285	$5,037,063	$37,899,927
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,307,351	1,307,351	$1,307,351
Net income	-	-	-	-	-	-	-	-	1,383,391	-	1,383,391
Issuance of series B preferred stock for cash	320,000	320	-	-	-	-	338,690	-	-	-	338,690
Issuance of common stock for warrants conversion	-	-	128,000	128	-	-	166,272	-	-	-	166,400
Value change of warrant liabilities value related to warrant exercises	-	-	-	-	-	-	166,179	-	-	-	166,179
New warrants issuances							(76,810)				(76,810)
Make good shares held in escrow	-	-	160,000	160	-	-	(160)	-	-	-	-
Conversion of series A stock to common stock	-	-	125,000	125	(125,000)	(125)	-	-	-	-	-
Correction of warrants value of 2009							159,940				159,940
Conversion of series B stock to common stock	(1,255,500)	(1,256)	1,255,500	1,256	-	-	-	-	-	-	1,256
Issuance of common stock for consulting service	-	-	730,000	730	-	-	973,070	(57,500)	-	-	916,300
Dividend payable	-	-	-	-	-	-	-	-	(101,043)	-	(101,043)	(101,043)
Other preferred stock dividend	-	-	-	-	-	-	132,778	-	(132,778)	-	-	(132,778)
Total comprehensive income												1,073,530
Balance at December 31, 2010	1,225,000	1,225	20,520,161	20,521	-	-	15,158,291	(57,500)	20,695,855	6,344,414	42,161,581
Conversion of series B stock to common stock	(798,890)	(799)	736,389	736	-	-	63	-	-	-	799
Issuance of common stock for warrants conversion	-	-	329,858	329	-	-	371,385	-	-	-	371,714
Value change of warrant liabilities value related to warrant exercises	-	-	-	-	-	-	(14,993)	-	-	-	(14,993)
Issuance of common stock for directors and an employee	-	-	160,000	160	-	-	103,840	-	-	-	104,000
Issuance of common stock for consulting service	-	-	985,000	985	-	-	1,786,615	-	-	-	1,787,600
Issuance of common stock for cash	-	-	250,000	250			159,750	-	-	-	160,000
Net income	-	-	-	-	-	-	-	-	2,972,251	-	2,972,251	$2,972,251
Deferred consulting fee	-	-	-	-	-	-	-	57,500			57,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,599,128	1,599,128	1,599,128
Dividend distribution	-	-	-	-	-	-		-	(28,099)	-	(28,099)	(28,099)
Total comprehensive income												4,543,280
Balance at December 31, 2011	426,110	$426	22,981,408	$22,981	-	$-	$17,564,951	$-	$23,640,007	$7,943,542	$49,171,481

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

(1)  Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the manufacture of graphite-based products in the People’s Republic of China (“China” or the “PRC”).  The Company’s products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  The Company manufactures and sells three types of products throughout China and internationally: graphite electrodes; fine grain graphite; and high purity graphite.

The Company was incorporated on February 13, 2003 in Nevada under the name Achievers Magazine Inc. In connection with the reverse merger transaction described below, the Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation. Sincere was the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of Xinghe Yongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the PRC. Pursuant to the share exchange agreement, the Company issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding common stock of Talent, and Talent became a wholly-owned subsidiary of the Company. Upon completion of the reverse merger, the Company’s business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise organized under the laws of the PRC. Xingyong’s principal stockholder is Mr. Denyong Jin, the General Manager of the Company’s China operations. Yongle is party to a series of contractual agreements with Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. These agreements allow the Company to operate its business in the PRC and to control the management of Xingyong and receive economic remuneration from Xingyong’s business. As a result, Xingyong is a variable interest entity and the operations of Xingyong are consolidated with those of the Company for financial reporting purposes.

The relationship among the above companies is as follows:

Liquidity and Working Capital Deficit

Currently and for the last two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from a related party. The Company is able to operate with a low net working capital because of local community and governmental support in Inner Mongolia. Additionally, due to the length of the time that it takes to complete purchase orders for customers, the Company is able to reasonably predict future operating cash flow needs. The Company believes, operating cash flows from accounts receivable and inventory and the ability to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand and expanded production capacity, together with management of our accounts receivable, will produce positive cash flows in future years. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

(2)  Basis for Preparation of the Financial Statements

The Company maintains its books and accounting records in Renminbi (“RMB”), but its reporting currency is U.S. dollars.

The financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries and Xingyong, a variable interest entity whose financial condition is consolidated with the Company pursuant to ASC Topic 810-10, Consolidation, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated.

(3)  Summary of Significant Accounting Policies

Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period.  Some of the significant estimates include values and lives assigned to acquired property, equipment and intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock warrant valuation. Actual results may differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Most of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States is protected by FDIC insurance.

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of December 31, 2011 and December 31, 2010, these amounts totaled $11,694,820 and $0, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

Accounts receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

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

As of December 31, 2011 and December 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at December 31, 2011 and 2010.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the years ended at December 31, 2011 and 2010.

Land use rights

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities.  The Company was not required to sign a land use right agreement or pay a fee.  In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition.   The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000.  The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies.  Because of the relationship and agreement with the local government to keep the land in good condition, the Company  is unlikely to have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.

Stock-based compensation

Stock-based compensation includes (i) common stock awards granted to employees and directors for services which are accounted for under FASB ASC 718, Compensation–Stock Compensation” and (ii) common stock awards granted to consultants which are accounted for under FASB ASC 505-50, Equity–Equity-Based Payments to Non-Employees.

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

Common stock awards are granted to directors for services provided. The vested portions of common stock awards granted but not yet issued are recorded in common stock to be issued.

Common stock awards issued to consultants represent common stock granted to non-employees in exchange for services at fair value. The measurement dates for such awards are set at the dates that the contracts are entered into as the awards are non-forfeitable and vest immediately. The measurement date fair value is then recognized over the service period as if the Company has paid cash for such service.

The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2011 and 2010 were $1,599,128 and $1,307,351, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2011 and 2010 were $11,030 and $6,791, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.35 RMB and 6.59 RMB to $1.00 at December 31, 2011 and December 31, 2010, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2011 and 2010 were 6.45 RMB and 6.76 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

We recognize revenue in accordance with ASC 605-25, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

In accordance with ASC 605-25, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company derives revenues from the manufacturing and distribution of graphite based products. The Company recognizes its revenues net of VAT. The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2011 and 2010.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the year ended December 31, 2011 and 2010, shipping and handling costs were $417,480 and $125,505, respectively.

Segment reporting

ASC 280, Segment Reporting, formerly known as Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires use of the “management approach” model for segment reporting. Under this model, segment reporting is consistent with the manner that the Company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

Because the Company sells only carbon graphite products to Chinese distributors and end users, it has only one business segment.

Taxation

Taxation on profits earned in the PRC has been calculated based on the estimated assessable profits for the year at the rates of taxation prevailing in the PRC after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

The Company does not accrue U.S. income tax since it has no operations in the United States. Its operating subsidiaries are organized and located in the PRC and do not conduct any business in the United States.

In 2006, the Financial Accounting Standards Board (“FASB”) issued ASC, 740 Income Tax, formerly known as  FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, recognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free from some degree of uncertainty due to tax law and policy changes by the state. The Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. Therefore, Xing He District Local Tax Authority in the Nei Mongol province granted the Company a 100% tax holiday from the enterprise income tax for 10 years from 2008 through 2017. When the tax holiday ends, based on the present tax law and the Company’s status as a high technology and science company, the Company will be subject to a corporate income tax rate of 15% effective in 2018.

The enterprise income tax is calculated on the basis of the statutory profit as defined in the PRC tax laws. This statutory profit is computed differently than the Company’s net income under U.S. GAAP.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $16,542 and $539,869 as of December 31, 2011 and 2010, respectively.

Contingent liabilities and contingent assets

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

Retirement benefit costs

According to PRC regulations on pensions, the Company contributes to a defined contribution retirement program organized by the municipal government in the province in which the Company is registered and all qualified employees are eligible to participate in the program. Contributions to the program are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the remaining 15.5% to 21.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this program.

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $2,702 and $54 at December 31, 2011 and December 31, 2010, respectively. The Company recognized a gain of $51 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $3 for the three months ended June 30, 2011 and a gain of $0 for the three months ended September 30, 2011 and a loss of $2,702 for the three months ended December 31, 2011.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $22,820 and $8,357 at December 31, 2011 and December 31, 2010, respectively. The Company recognized a gain of $5,450 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,459 for the three months ended June 30, 2011 and a gain of $49 for the three months ended September 30, 2011 and a loss of $22,421 for the three months ended December 31, 2011.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $132,521 and $70,914 at December 31, 2011, and December 31, 2010, respectively. The Company recognized a gain of $45,131 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $21,378 for the three months ended June 30, 2011 and a gain of $408 for the three months ended September 30, 2011 and a loss of $128,525 for the three months ended December 31, 2011.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $16,762 and $8,789 at December 31, 2011 and December 31, 2010, respectively. The Company recognized a gain of $5,519 from the change in fair value of these warrants for the three months ended March 31, 2011 and a gain of $2,700 for the three months ended June 30, 2011 and a gain of $51 for the three months ended September 30, 2011 and a loss of $16,244for the three months ended December 31, 2011.

In summary, the Company recorded a total amount of $86,691 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the year ended December 31, 2011.    Each reporting period, the change in fair value is recorded into Other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
2007 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	1.04	1.29	1.54	1.79
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	90%	11%	12%	13%

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
2009 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	2.71	2.96	3.21	3.46
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	90%	11%	12%	13%

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
2009 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	2.98	3.23	3.48	3.73
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	90%	11%	12%	13%

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
2010 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	3.03	3.28	3.53	3.78
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	90%	11%	12%	13%

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$174,805	-	-	$174,805

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2010:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2010
	2010	Level 1	Level 2	Level 3
Warrant liability	$73,121	-	-	$73,121

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis as of December 31, 2010:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2010	1,613,225	$1.46
Granted	-	-
Exercised	384,025	1.31
Cancelled	-	-

Outstanding as of December 31, 2011	1,229,200	$1.51

Earnings per share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company has outstanding warrants to purchase 1,229,200 shares of common stock at an exercise price in the range of $1.30 - $2.00 per share. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Weighted average shares of common stock outstanding (basic)	22,418,101	17,323,979
Shares issuable upon conversion of Series B Preferred Stock	426,110	1,225,000
Weighted average shares of common stock outstanding (diluted)	22,844,211	18,548,979
Net income available to common shareholders	$2,944,152	$1,149,570
Net income per shares of common stock (basic)	$0.13	$0.07
Net income per shares of common stock (diluted)	$0.13	$0.06

For the year ended December 31, 2011, the Company excluded 426,110 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the year ended December 31, 2011, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Reclassification

Certain 2010 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on the previously reported financial position, results of operations or cash flows.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company elected to adopt this accounting guidance and it did not have a material impact on its consolidated financial statements and related disclosures.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments contained in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 results in changes to presentation and disclosure only and is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

During December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments contained in ASU 2011-12 supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented.  The adoption of ASU 2011-12 will result in changes to presentation and disclosure only, and is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

(4) Concentration of Business and Credit Risk

Most of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the Federal Deposit Insurance Corporation (“FDIC”) on funds held in U.S. banks. The Company’s bank account in the United States is covered by FDIC insurance.

Because the Company’s operations are located in the PRC, this may give rise to significant foreign currency risks due to fluctuations in and the volatility of foreign exchange rates between U.S. dollars and RMB.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, trade accounts receivables and inventories, the balances of which are stated on the balance sheet. The Company places its cash in banks located in China. Concentration of credit risk with respect to trade accounts receivables is limited due to the diversity of the Company’s customers who are located in different regions of China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

For the year ended December 31, 2011, two customers accounted for 10% or more of sales revenues, representing 32.1% and 24.0%, respectively of the total sales. For the year ended December 31, 2010, four customers accounted for 10% or more of sales revenues, representing 24.0%, 16.0%, 12.0%, and 10.0%, respectively of the total sales. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable. As of December 31, 2010, there were two customers that constituted 41.5% and 29.5% of the accounts receivable.

For the year ended December 31, 2011, five suppliers accounted for 10% or more of our total purchases, representing 45.0%, 12.0%, 11.0%, 10.0%, and 10.0%, respectively. For the year ended December 31, 2010, four suppliers accounted for 10% or more of our total purchases, representing 28.0%, 24.0%, 21.0%, and 17.0%, respectively.

For the years ended December 31, 2011 and 2010, the Company had insurance expense of $137,246 and $103,524 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

(5)  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The Company has been granted a 100% tax holiday from enterprise income tax from the Xing He District Local Tax Authority for 10 years from 2008 through 2017.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	December 31,
	2011	2010
Computed tax at the PRC statutory rate of 15%	$833,119	$424,549
Benefit of tax holiday	(833,119)	(424,549)
Income tax expenses per books	$-	$-

(6)  Accounts Receivable, net

As of December 31, 2011 and 2010, accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
Amount outstanding	$15,331,983	$8,727,979
Less: Allowance for doubtful accounts	(2,790,662)	(2,505,867)
Net amount	$12,541,321	$6,222,112

As of December 31, 2011 and 2010, allowance for doubtful accounts consisted of the following:

	December 31, 2011	December 31, 2010

Beginning balance	$2,505,867	$997,683
Provision for doubtful accounts	284,795	1,508,184
Amounts written off	-	-
Ending balance	$2,790,662	$2,505,867

(7)  Advances to Suppliers

As of December 31, 2011 and 2010, advances to suppliers consisted of the following:

	December 31, 2011	December 31, 2010
Advances to suppliers	$5,921,970	$10,198,602

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials. No allowance was provided for the prepayments balance at December 31, 2011.

(8)  Inventories

As of December 31, 2011 and 2010, inventories consisted of the following:

	December 31, 2011	December 31, 2010
Raw materials	$3,299,372	$2,995,663
Work in process	32,926,480	22,247,789
Finished goods	1,204,396	1,188,765
	$37,430,248	$26,432,217

As of December 31, 2011 and 2010, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

(9)  Property and Equipment, net

As of December 31, 2011 and 2010, property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Building	$26,241,768	$12,595,257
Machinery and equipment	22,670,300	21,702,827
Motor vehicles	33,054	31,857
	48,945,122	34,329941
Less: accumulated depreciation	12,225,527	10,202,752
	$36,719,595	$24,127,189

For the years ended December 31, 2011 and 2010, depreciation expenses amounted to $1,611,832 and $1,588,923 was charged to cost of goods sold. As of December 31, 2011 and 2010, a net book value of $16,694,000 and $18,432,000, respectively, of property and equipment were used as collateral for the Company’s short-term loans.

We installed a 4200-ton compressor and 36 annular kilns, which we have completed testing. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length. The new plant will be used to manufacture a new product, ultra-high power graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high purity graphite products.  The initial budgeted investment for the construction of our new facility was approximately $13.5 million, $9.0 million of which had been spent as of December 31, 2011 and $4.5 million future commitment to complete the construction.

Construction in progress amounted to $6,414,847 and $10,265,888 as of December 31, 2011 and 2010, respectively. Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.  Construction in progress in the amount of $7,332,116 was transferred to fixed assets during the year ended December 31, 2011.

(10)  Land Use Rights

As of December 31, 2011 and 2010, land use rights consisted of the following:

	December 31, 2011	December 31, 2010
Land Use Rights	$11,371,230	$10,956,654
Less: Accumulated amortization	672,171	459,724
	$10,699,059	$10,496,930

For the years ended December 31, 2011 and 2010, amortization expenses were $190,008 and $163,310, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

twelve-month period ended December 31,
2012	$190,529
2013	190,529
2014	190,529
2015	190,529
2016	190,529
2017 and thereafter	9,746,413
Total	$10,699,059

As of December 31, 2011, all land use rights were pledged as collateral for short-term bank loans.

(11)   Stockholders’ equity

Restated Articles of Incorporation

On January 22, 2008, the Company changed its authorized capital stock to 120,000,000 shares of capital stock, of which 20,000,000 shares are shares of preferred stock, par value $0.001 per share, and 100,000,000 shares are shares of common stock, par value $0.001 per share. The restated articles of incorporation authorizes the board of directors of the Company to issue one or more series of preferred stock and to designate the rights, preferences, privileges and limitation of the holders of such preferred stock. The board of directors has authorized the issuance of two series of preferred stock, Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

During the year ended December 31, 2010, the Company issued 125,000 shares of common stock to holders of Series A Preferred Stock upon conversion of 125,000 shares of Series A Preferred Stock.  As of December 31, 2011 and 2010, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

In April 2010, the Company issued 1,032,500 shares of common stock to holders of Series B Preferred Stock upon the conversion of 1,032,500 shares of Series B Preferred Stock.  During the year ended December 31, 2011, the Company issued an aggregate of 736,389 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 798,890 shares of Series B Preferred Stock.  The remaining 426,110 Series B Preferred Stock are redeemable by the holder as of December 31, 2011.  The Company has reclassified these shares into Temporary Equity as of December 31, 2011.

(c) Exercise of Warrants

On January 19, 2011, the Company issued 45,833 shares of common stock to First Trust Group, Inc. upon the cashless exercise of 100,000 warrants at an exercise price of $2.34 per share.  On January 24, 2011, the Company issued 124,025 shares of common stock to Maxim Group LLC upon exercise of warrants at an exercise price of $1.32 per share. On February 7, 2011, the Company issued 160,000 shares of common stock to Silver Rock II, Ltd. upon exercise of warrants at an exercise price of $1.30 per share.

On March 29, 2010 and April 1, 2010, the Company issued an aggregate of 28,000 shares of common stock to holders of Series B Preferred Stock upon exercise of warrants at an exercise price of $1.30 per share and 100,000 shares of common stock upon exercise of warrants at an exercise price of $1.30 per share.

(d) Stock Issuances for Cash

On July 14, 2011, the Company issued an aggregate of 250,000 shares of common stock at a price of $0.64 per share to unrelated parties to raise money for the Company’s operations.

(e) Stock Issuances to Consultants

In December 2010, the Company issued 90,000 shares of common stock to ChangeWave, Inc. in exchange for consulting and investor relations services.

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. $934,400 and $130,000 was amortized and recognized as a general and administrative expense for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, $130,000 remained to be amortized, which was recorded as a prepaid expense.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. $273,750 was amortized and recognized as a general and administrative expense for the year ended December 31, 2011. As of December 31, 2011, $273,750 remained to be amortized and was recorded as a prepaid expense.

In April 2010, the Company issued an aggregate of 420,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $659,400 was recorded. As of December 31, 2011, these consulting expenses were fully amortized. An amortization expense of $57,500 were recorded and recognized as a general and administrative expense for the year ended December 31, 2011.

(f) Other Stock Issuances

On November 29, 2011, we issued an aggregate of 100,000 shares of common stock to four directors as compensation for services. On November 29, 2011, we issued 60,000 shares of common stock to an employee. The issuance of these shares was recorded at fair market value, or $104,000.

(g) Shares Held in Escrow

In a private placement that closed on December 22, 2009 and January 13, 2010, the Company sold an aggregate of 2,480,500 shares of Series B Preferred Stock and five-year warrants to purchase 992,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,976,600. The Company also paid the private placement agent an aggregate of $298,000 and issued five-year warrants to purchase 124,025 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow an aggregate of 1,240,250 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011. The Company did not meet its target for the year ended December 31, 2011 and 2010.

The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2010 or Fiscal Year 2011 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared a dividend for the Series B Preferred Stock in the amount of $28,099 for the year ended December 31, 2011, compared to $32,996 for the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, we paid $32,997 and $68,047, respectively, in cash for dividends declared.

(12)  Amount Due to a Related Party

During the years ended December 31, 2011 and 2010, we had related party notes payable in the amount of $5,542,855 and $4,744,634, respectively, to Mr. Dengyong Jin, who is General Manager of our China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to December 31, 2012 and are  interest free loans made to the Company by Mr. Jin for business operating purposes.

(13)  Short-term Bank Loans

As of December 31, 2011 and 2010, short-term loans consisted of the following:

	December 31, 2011	December 31, 2010

Bank loan from China Everbright Bank, dated July 11, 2011, due July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	$6,296,000	$-

Bank loan from China Construction Bank, dated February 28, 2011, due January 11, 2012, with an annual interest rate of 5.81% payable quarterly, secured by property and equipment and land use rights and , renewed at an interest rate of 6.56% with a maturity date of January 2013	$4,722,000	$-

Bank loan from China Construction Bank, dated September 6, 2010, originally due September 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% and has a maturity date of August 28, 2012	$6,296,000	$6,068,000

Bank loan from China Construction Bank, dated August 23, 2010, originally due August 22, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 14, 2012	$6,296,000	$6,068,000

Bank loan from China Construction Bank, dated August 6, 2010, originally due August 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 2, 2012	$6,296,000	$6,068,000

Bank loan from China Construction Bank, dated September 16, 2010, originally due September 15, 2011 with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of September 27, 2012	$8,814,400	$9,102,000

Bank loan from Huaxia Bank, dated June 14, 2011, due June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by equipment and land use rights	$5,509,000	$5,309,500

Bank loan from Credit Union, dated February 1, 2011, due February 1, 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife and renewed at an interest rate of 13.66% with a maturity date of August 2012	$1,259,200	$682,650

	$45,488,600	$33,298,150

Each of these loans is renewable at the lender’s discretion. As of December 31, 2011, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $3,451,037 and $1,366,104 for the years ended December 31, 2011 and 2010, respectively.

The weighted average interest rates for these loans were 6.73% and 5.72% as of December 31, 2011 and 2010, respectively.

There was no capitalized interest for the years ended December 31, 2011 and 2010.

(14) Other Amounts Payable

Other amounts payable consisted of $3,227,067 and $2,584,589 as of December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, other amounts payable included land use tax of $1,292,464 and amounts payable to the local bureau of finance of $1,778,620. As of December 31, 2010, other amounts payable included amounts payable to the local bureau of finance of $1,365,300.

(15) Other income

For the years ended December 31, 2011 and 2010, other income, which consisted of government grants, was $1,167,077 and $24,589, respectively.

(16)  Subsequent events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2011 through the date we issued the consolidated financial statements and disclose the following:

On January 12, 2012, the Company issued 320,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

In January 2012, the Company rolled over a short-term bank loan from China Construction Bank for $4,722,000. It then borrowed a short-term bank loan for the same amount from China Construction Bank. The loan is due January 2013, with an interest rate of 6.56%, and secured by property and equipment and land use rights.

In January 2012, the Company rolled over a short-term bank loan from Credit Union for $1,259,200. It then borrowed a short-term bank loan for the same amount from Credit Union. The loan is due August 2012, with an interest rate of 13.66%, and secured by property and equipment and land use rights.

PART III

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not required.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2011. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

Based on these facts, the Company determined that the aggregation of these significant deficiencies represents a material weakness.

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

Our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP methods.  Management has determined that our internal audit function is also significantly deficient due to insufficient resources to perform internal audit functions.

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2011.

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as a result of these material weaknesses and deficiencies in our disclosure controls and procedures, current and potential stockholders could lose confidence in our financial reporting and disclosures made in our public filings, which would harm our business and the trading price of our stock.

Changes in Internal Control over Financial Reporting

No changes in the internal control over our financial reporting have come to management’s attention during our last fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employee:

Name	Age	Position
Donghai Yu	46	Chief Executive Officer, President and Director
Zhenfang Yang	47	Interim Chief Financial Officer
Philip Yizhao Zhang	41	Director
John Chen	40	Director
Hongbo Liu	52	Director
Dengyong Jin	57	General Manager of China Operations
Grace King	56	Senior Vice President of Finance

Donghai Yu. Mr. Donghai Yu has been our Chief Executive Officer since November 2008 and a director since December 2007. Mr. Yu served as our Chief Financial Officer from December 2007 until November 2008. Since November 2007, he has also been Chief Financial Officer of Xingyong. Prior to joining the Company, Mr. Yu was a financial consultant in personal and business finance from 2002 to 2007. Mr. Yu received his Master of Business Administration from Oklahoma City University.

Zhenfang Yang. Mr. Zhenfang Yang has been employed as our Interim Chief Financial Officer since November 2010. Since 2007, he worked as a key manager of our operating company. Prior to joining the Company, Mr. Yang was a key manager at the Inner Mongolia Forestry Department. Mr. Yang has over 30 years of experience in the finance and accounting field. He received his degree from Inner Mongolia Finance and Economics College.

Philip Yizhao Zhang. Mr. Philip Yizhao Zhang has been a director of the Company since 2009. He is currently assisting various Chinese companies in preparing to offer their securities overseas.  He is also a director of Kaisa Group Holdings Ltd. (HK: 1638), China Green Agriculture Inc. (NYSE: CGA) and China Education Alliance, Inc. (OTC QX: CEAI). Mr. Zhang has over 16 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions at Universal Travel Group (NYSE: UTA), Energroups Holdings Corporation (OTCBB: ENHD), Shengtai Pharmaceutical Inc. (OTCBB: SGTI), Chinawe Asset Management Corporation (OTCBB: CHWE) and China Natural Resources Incorporation (NASDAQ CM: CHNR). Mr. Zhang also held positions in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003.

John Chen. Mr. John Chen has been a director of the Company since November 2009.  Mr. Chen has also been a director of SGOCO Group, Ltd. (also known as SGOCO Technology, Ltd.) since November 2010 and General Steel Holdings, Inc., since March 2005. He has served as chief financial officer of General Steel Holdings, Inc. since May 2004. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China, in 1992. He obtained his Bachelor of Science in Business Administration with a concentration in accounting from California State Polytechnic University in July 1997.

Hongbo Liu. Dr. Hongbo Liu has been a director of the Company since November 2008. He is a professor at Hunan University in Hunan Province, where he has been the chair of the Department of Non-Metallic Materials since 2000. Dr. Liu is considered one of China’s top scholars in carbon graphite studies. He has been granted a special annual allowance for outstanding scholars in China by the PRC Department of State since 1997. Dr. Liu holds a doctorate degree in engineering from Hunan University.

Denyong Jin. Mr. Denyong Jin is a significant employee of the Company.  He has been the General Manager of our China Operations since 2001 and has more than 20 years of experience in the carbon industry. He received his degree in economics from Inner Mongolia Television University of China. In 2004, Mr. Jin was named one of the “Top 10 Outstanding Mangers in Inner Mongolia”. In 2005, Mr. Jin was named the “Outstanding Entrepreneur in Inner Mongolia”. In 2006, Mr. Jin was named one of “China’s Top 100 Outstanding Entrepreneurs in Science and Technology”. Mr. Jin served as our chief executive officer from December 2007 to November 2008.

Grace King. Ms. Grace King is a significant employee of the Company.  She has been our Senior Vice President of Finance since December 15, 2010.  Ms. Grace has over 20 years of financial transaction experience with extensive contacts and expertise in China. Prior to joining the Company, Ms. King acted as the managing partner of APEC Investment, Inc., where she provided investment banking and advisory services to small and mid-sized Chinese companies. Prior to that, Ms. King was the managing director of China business development for Primary Capital, providing a full range of investment banking services to Chinese clients. From 1999 to 2007, Ms. King was a senior investment advisor for Great Eastern Securities, Inc., responsible for overseeing the development of the firm’s Asia business. From 1990 to 1998, Ms. King worked as a financial consultant and fund manager for Transpacific Exchange Corp, a private equity fund with a principal focus on China. From 1985 to 1989, Ms. King was employed with Merrill Lynch, as a member of their international corporate group, where she completed transactions including bond underwritings, private placements, privatizations, and mergers and acquisitions. She was one of two key investment bankers who successfully launched Taiwan Fund, Inc. (NYSE:TWN), and served as a key banker on Gulf Canada’s global offering of over $1 billion. Ms. King graduated with a Bachelor of Science and a Master of Business of Administration in Finance and International Business in May 1984 from Columbia University.

There are no agreements or understandings between any of our executive officers or directors and any other person pursuant to which such executive officer or director was selected to serve as a director or executive officer of our Company.  Directors are elected until their successors are duly elected and qualified. There are no family relationships among our directors or officers.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We seek directors who possess qualities such as integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on our board and its committees. We believe that all of our directors meet the foregoing qualifications.

Board Committees

Effective October 28, 2009, the Company created audit, compensation and corporate governance/nominating committees and adopted committee charters. Mr. John Chen, Mr. Philip Zhang, and Mr. Hongbo Liu, all independent directors, serve as members of each of these committees, with Mr. Zhang serving as chairman of the audit committee, Mr. Chen as chairman of the compensation committee and Mr. Liu as chairman of the corporate governance/nominating committee. Mr. Zhang is our audit committee financial expert.

Director Independence

Following the appointment of Mr. Chen and Mr. Zhang as directors on October 28, 2009, the board determined that a majority of the Company’s directors are independent under NASDAQ Marketplace Rules.

Code of Ethics

On October 28, 2009, our board adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct.

Involvement in Certain Legal Proceedings

None.

ITEM 11.	Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2009, 2010 and 2011. None of our executive officers received $100,000 or more compensation during these periods other than Mr. Yu.

Summary Compensation Table

Name and principal position	Year	Salary		Stock Awards (1)		Total

Donghai Yu Chief Executive Officer	2011 2010 2009	$ $	83,500 84,000 72,000	$ $	12,000 27,000 28,000	$ $	95,500 111,000 100,000

Zhenfang Yang Interim Chief Financial Officer	2011 2010	$ $	24,000 24,000	$ $	-- --	$ $	24,000 24,000
	2009		--		--		--

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the Company.

Director Compensation

We have entered into agreements Mr. Philip Yizhao Zhang and Mr. John Chen, pursuant to which we agreed to issue to each of them 25,000 shares of common stock each year for their services as directors and committee members. Pursuant to these agreements, we issued 25,000 shares to each of them upon their election in October 2009. The Chief Executive Officer and Chief Financial Officer each received 20,000 shares of common stock for their services in 2009. Beginning in May 2009, we also issued 25,000 shares of common stock to Mr. Hongbo Liu and now grant him this amount on an annual basis for his services as director and committee member. In 2010, we issued 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizhao Zhang, Mr. John Chen and Mr. Hongbo Liu.  In 2011, we issued 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2011 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$25,000	$25,000
Philip Yizhao Zhang	$25,000	$25,000
John Chen	$25,000	$25,000
Hongbo Liu	$25,000	$25,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2012, by:

•	each director;

•	each named executive officer;

•	each person known by us to beneficially own at least 5% of our common stock; and

•	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sincere Investment (PTC), Ltd. (1)	9,388,412	42.0%
Donghai Yu	70,000	*
Zhenfang Yang	--	--
Hongbo Liu	50,000	*
Philip Yizhao Zhang	50,000	*
John Chen	50,000	*
All officers and directors as a group (5 persons)	220,000	1.0

* Less than 1%.

(1) Lizhong Gao, our former president and a director of the Company, is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere. Mr. Gao is the brother-in-law of Mr. Jin, General Manager of our China operations, the chief executive officer of Xingyong and our former chief executive officer. Sincere holds the shares as trustee for Mr. Jin’s wife, Shulian Gao and his sister-in-law Wenyi Li.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Dengyong Jin, General Manager of our China operations and our former chief executive officer, is the chief executive officer and principal shareholder of Xingyong. Our principal stockholder, Sincere, is owned by Lizhong Gao, the brother-in-law of Mr. Jin, who has the sole power to vote and dispose of the shares of our Company held by Sincere. Sincere holds the shares as trustee for Mr. Jin’s wife and sister-in-law.

Messrs. Liu, Zhang and Chen are independent as defined by NASDAQ Marketplace Rules.

ITEM 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) for the fiscal years ended December 31, 2011 and 2010.

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Services rendered by BDO

The following is a summary of the fees for professional services rendered by BDO for the years ended December 31, 2011 and 2010:

	BDO
Fee Category	2011	2010
Audit fees	$251,000	$251,000
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$251,000	$251,000

Audit fees. Audit fees for BDO in 2011 represent fees for professional services performed by BDO for the audit of our 2011 annual financial statements and review of each quarter for 2011.  Audit fees for BDO in 2010 represent fees for professional services performed by BDO for the audit of our 2010 annual financial statements and review of the financial statements for each quarter of 2010. Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle and Xingyong.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)

1. The financial statements listed in the “Index to Consolidated Financial Statements.”

2. None.

3. Exhibits:

Exhibit Number	Description
2.1	Exchange Agreement, dated as of December 14, 2007, between the Registrant and Sincere Investment (PTC), Ltd. (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
3.1
Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on January 28, 2008).

3.2
Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
4.1	Form of Warrant issued to the investors (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
4.2	Warrant issued to Maxim Group LLC (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.1
Business Operations Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.2
Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.3
Option Agreement, dated December 7, 2007, between Xinghe Xingyong Carbon Co., Ltd. and Xinghe Yongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.4
Equity Pledge Agreement, dated December 7, 2007, among Xinghe Xingyong Carbon Co., Ltd., Xinghe Yongle Carbon Co., Ltd. and Dengyong Jin (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.5	Consulting Agreement, dated February 9, 2009, between the Company and Ventanta Capital Partners (incorporated by reference to the Form 8-K filed by the Company on February 13, 2009).
10.6
Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Company and XingGuang Investment Corporation, Limited (incorporated by reference to the Form 8-K filed by the Company on April 13, 2009).

10.7
Form of Subscription Agreement, dated December 22, 2009, between the Registrant and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).

10.8
Registration Rights Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).

10.9
Securities Escrow Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).

10.10	Loan Agreement, dated August 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).

10.11	Loan Agreement, dated August 23, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.12	Loan Agreement, dated September 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.13	Loan Agreement, dated September 16, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
14	Code of Ethics (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
21	List of Subsidiaries.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, filed on March 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.(**)

*	Filed herewith.
(**)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: March 30, 2012	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	March 30, 2012
Donghai Yu

/s/ Zhenfang Yang	Chief Financial Officer	March 30, 2012
Zhenfang Yang

/s/ Philip Yizhao Zhang	Director	March 30, 2012
Philip Yizhao Zhang

/s/ John Chen	Director	March 30, 2012
John Chen

/s/ Hongbo Liu	Director	March 30, 2012
Hongbo Liu