Form 10-Q
period 2012-03-31
China Carbon Graphite Group, Inc.
filed 2012-05-15
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86) 474-7209723
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,110,708 A shares of common stock are issued and outstanding as of May 14, 2012.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$369,701	$521,450
Restricted cash	6,844,280	11,694,820
Accounts receivable, Net	13,965,540	12,541,321
Notes receivable	332,953	188,880
Advance to suppliers	11,181,489	5,921,970
Inventories	41,846,277	37,430,248
Prepaid expenses	283,543	452,730
Other receivables, net of allowance of $24,614	562,178	513,000
Total current assets	75,385,961	69,264,419

Property And Equipment, Net	36,550,515	36,719,595

Construction In Progress	7,124,665	6,414,847

Land Use Rights, Net	10,498,909	10,699,059
Total Assets	$129,560,050	$123,097,920

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,863,141	$1,340,498
Advance from customers	1,966,338	1,360,989
Short term bank loans	45,893,200	45,488,600
Notes payable	10,798,400	16,763,100
Other payables	3,294,113	3,227,067
Loan from unrelated parties	9,331,437	-
Dividends payable	33,117	28,099
Total current liabilities	73,179,746	68,208,353

Amount Due To A Related Party	5,672,033	5,542,855

Warrant Liabilities	654,368	174,805
Total Liabilities	$79,506,147	$73,926,013

Redeemable convertible Series B preferred stock, $0.001
par value; 3,000,000 shares authorized; 331,810 and 426,110
shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	$398,172	$511,332
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
23,495,708 and 22,981,408 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	$23,495	$22,981
Additional paid-in capital	17,426,463	17,054,045
Accumulated other comprehensive income	8,367,439	7,943,542
Retained earnings	23,888,106	23,640,007
Total stockholders' equity	49,665,731	48,660,575

Total Liabilities and Stockholders' Equity	$129,560,050	$123,097,920

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three months ended March 31,
	2012	2011

Sales	$10,061,210	$11,463,335

Cost of Goods Sold	7,143,606	8,883,262
Gross Profit	2,917,604	2,580,073

Operating Expenses
Selling expenses	46,798	49,863
General and administrative	851,399	1,554,062
Depreciation and amortization	57,004	46,601
	955,201	1,650,526
Operating Income Before Other Income (Expense)	1,962,403	929,547

Other Income (Expense)
Interest expense	(1,229,745)	(713,531)
Interest income	22	-
Other income, net	-	60,880
Change in fair value of warrants	(479,563)	56,152
	(1,709,286)	(596,499)

Net Income	$253,117	$333,049

Dividend Distribution	(5,018)	-

Net Income Available To Common Shareholders	$248,099	$333,049

Other Comprehensive Income
Foreign currency translation gain	423,897	268,248
Total Comprehensive Income	$677,014	$601,297

Share Data

Basic earnings per share	$0.01	$0.02

Diluted earnings per share	$0.01	$0.01

Weighted average common shares outstanding,
basic	23,315,645	21,630,421

Weighted average common shares outstanding,
diluted	23,647,455	22,615,787

The accompanying notes are an integral part of this statement

China Carbon Graphite Group, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net Income	$253,117	$333,049
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	805,333	433,355
Stock compensation	-	266,100
Change in fair value of warrants	479,563	26,166
Change in operating assets and liabilities
Accounts receivable	(1,310,189)	(4,042,607)
Notes receivable	(142,124)	45,906
Other receivable	(44,531)	(48,297)
Advance to suppliers	(5,197,009)	(4,954,347)
Inventories	(4,075,391)	(853,608)
Prepaid expenses	169,188	121,970
Accounts payable and accrued liabilities	594,274	220,570
Advance from customers	592,123	2,774,722
Taxes payable	(110,310)	488,552
Other payables	133,762	737,742
Net cash used in operating activities	(7,852,196)	(4,450,727)

Cash flows from investing activities
Acquisition of property and equipment	(15,831)	(4,572)
Construction in progress	(651,528)	(1,554,319)
Net cash used in investing activities	(667,359)	(1,558,891)

Cash flows from financing activities
Proceeds from issuing common stock	50,000	-
Proceeds from warrants exercise	-	371,398
Dividends paid for series B preferred stock	-	(49,388)
Proceeds from short-term bank loans	4,755,000	5,783,600
Payment to short-term bank loans	(4,755,000)	(684,900)
Proceeds from loan from unrelated parties	9,313,808	-
Proceeds (payments) for related party	79,727	(436,462)
Proceeds from stock not yet issued	77,500	-
Restricted cash	4,945,200	(3,698,460)
Proceeds from notes payable	10,778,000	5,479,200
Payment to notes payable	(16,880,250)	-
Net cash provided by financing activities	8,363,985	6,764,988

Effect of exchange rate fluctuation	3,819	2,932

Net (decrease) increase in cash	(151,749)	758,303

Cash and cash equivalents at beginning of period	521,450	296,312

Cash and cash equivalents at end of period	$369,701	$1,054,615

Supplemental disclosure of cash flow information

Interest paid	$984,830	$713,531

Non-cash activities:

Deemed preferred dividend reflected in paid-in capital	$-	$57,500

Preferred stock conversion to common stock	$94	$613

Reclassfication of warrant liability with equity	$-	$14,993

Issuance of common stock for compensation	$-	$266,100

The accompanying notes are an integral part of this statement.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three Months Ended March 31, 2012
(Unaudited)

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

The relationship among the above companies is as follows:

Liquidity and Working Capital Deficit

For the past two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks, notes payables to banks and borrowings from an unrelated party.  The Company is able to operate with a low net working capital because of the continued support from local community and governments in Inner Mongolia. The Company is one of the largest manufactures in the area. Additionally, due to the length of the time it takes to complete purchase orders for customers, the Company is able to reasonably predict future operating cash flow needs. The Company believes its historical ability to roll over short-term debt and obtain additional financing when needed, taken together, provide adequate resources to fund ongoing operations in the foreseeable future.  Subsequently in April 2012, the Company acquired a new three year loan for approximately $4.7 million from the local Rural Cooperative Bank.  In addition to the new debt, the Company was provided approximately $5.8 million in new available credit.  If the Company’s short-term cash flows decrease significantly and the Company is unable to rollover or pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

(2)  Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements. The results of the three-months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

The accompanying unaudited condensed consolidated financial statements for China Carbon Graphite Group, Inc. and its subsidiaries and variable interest entity, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

(3)  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of March 31, 2012 and December 31, 2011, these amounts totaled $6,844,280 and $11,694,820, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

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

As of March 31, 2012 and December 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the three months ended at March 31, 2012 and 2011.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the three months ended at March 31, 2012 and 2011.

Land use rights

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities. The Company was not required to sign a land use right agreement or pay a fee.  In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition. The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000. The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies. Because of the relationship and agreement with the local government to keep the land in good condition, the Company believes that it is unlikely to have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2012 and 2011 were $423,897 and $268,248, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2012 and 2011 were $3,820 and $2,932, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.30 RMB and 6.35 RMB to $1.00 at March 31, 2012 and December 31, 2011, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2012 and 2011 were 6.31 RMB and 6.57 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2012 and 2011.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Enterprise income tax

The Company has been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. Therefore, Xing He District Local Tax Authority in the Inner Mongol province granted the Company a 100% tax holiday from the enterprise income tax for 10 years from 2008 through 2017. When the tax holiday ends, based on the present tax law and the Company’s status as a high technology and science company, the Company will be subject to a corporate income tax rate of 15% effective in 2018.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $153,705 and $16,542 as of March 31, 2012 and December 31, 2011, respectively.

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

Fair value of financial instruments

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $22,257 and $2,702 at March 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $19,555 from the change in fair value of these warrants for the three months ended March 31, 2012.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $93,754 and $ 22,820 at March 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $70,934 from the change in fair value of these warrants for the three months ended March 31, 2012.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $478,305 and $132,521 at March 31, 2012, and December 31, 2011, respectively. The Company recognized a loss of $345,784 from the change in fair value of these warrants for the three months ended March 31, 2012.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $60,052 and $16,762 at March 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $43,290 from the change in fair value of these warrants for the three months ended March 31, 2012.

In summary, the Company recorded a total amount of $479,562 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months ended March 31, 2012. Each reporting period, the change in fair value is recorded into Other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2012 (unaudited)	December 31, 2011
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	0.79	1.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	101%	90%

	March 31, 2012 (unaudited)	December 31, 2011
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	2.46	2.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	101%	90%

	March 31, 2012 (unaudited)	December 31, 2011
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	2.73	2.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	101%	90%

	March 31, 2012 (unaudited)	December 31, 2011
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	2.78	3.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	101%	90%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring  basis or for purposes of disclosures as of March 31, 2012:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$654,368	-	-	$654,368
Notes receivables	$332,953		$332,953	-
Notes payable	$10,798,400		$10,798,400	-

The Company uses the black-scholes valuation method approach when determining fair values of its Level 3 recurring fair value measurements.  Certain unobservable units for these assets are offered quotes, lack of marketability and volatility.  For Level 3 measurements, significant increases or decreases in either of those inputs in isolation could result in a significantly lower or higher fair value measurement.  In general, a significant change in the calculated volatility of the Company’s stock price could negatively affect the fair value of the warrant liability.

 Summary of warrants outstanding:
	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2012	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2012 and 2011:

	March 31, 2012 (unaudited)	March 31, 2011
Weighted average shares of common stock outstanding (basic)	23,315,645	21,630,421
Shares issuable upon conversion of Series B Preferred Stock	331,810	611,980
Shares issuable upon exercise of warrants	-	373,386
Weighted average shares of common stock outstanding (diluted)	23,647,455	22,615,787
Net income available to common shareholders	$248,099	$324,920
Net income per shares of common stock (basic)	$0.01	$0.02
Net income per shares of common stock (diluted)	$0.01	$0.01

For the three months ended March 31, 2012, the Company excluded the shares of common stock issuable upon exercise of 1,229,200 warrants, because such issuance would be anti-dilutive.

For the three months ended March 31, 2011, the Company excluded the shares of common stock issuable upon exercise of 125,000 warrants, because such issuance would be anti-dilutive.

Reclassification

Certain 2011 amounts have been reclassified to conform to the current year’s financial statements presentation. These reclassifications had no impact on the previously reported financial position, results of operations or cash flows.

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

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The Company has adopted ASU No. 2011-05, which resulted in the components of comprehensive income to be presented within the consolidated statements of operations and comprehensive income (loss).

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have an impact to our consolidated financial position or results of operations.

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

For the three months ended March 31, 2012, three customers accounted for 10% or more of sales revenues, representing 43.2%, 15.0% and 14.3%, respectively of the total sales. For the three months ended March 31, 2011, three customers accounted for 10% or more of sales revenues, representing 47.0%, 23.0%, and 11.0%, respectively of the total sales. As of March 31, 2012, there were three customers that constituted 25.4%, 19.0% and 16.2% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the three months ended March 31, 2012, three suppliers accounted for 10% or more of our total purchases, representing 33.2%, 22.4%, and 17.0%, respectively. For the three months ended March 31, 2011, one supplier accounted for 10% or more of our total purchases, representing 62.1% of our total purchase.

(5)  Income Taxes

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.The Company has been granted a 100% tax holiday from enterprise income tax from the Xing He District Local Tax Authority for 10 years from 2008 through 2017.

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	March 31,
	2012 (unaudited)	2011
Computed tax at the PRC statutory rate of 15%	$165,203	$127,325
Benefit of tax holiday	(165,203)	(127,325)
Income tax expenses per books	$-	$-

(6)  Accounts Receivable, net

As of March 31, 2012 and December 31, 2011, accounts receivable consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Amount outstanding	$16,781,024	$15,331,983
Less: Allowance for doubtful accounts	(2,815,484)	(2,790,662)
Net amount	$13,965,540	$12,541,321

As of March 31, 2012 and December 31, 2011, allowance for doubtful accounts consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011

Beginning balance	$2,790,662	$2,505,867
Provision for doubtful accounts	24,822	284,795
Amounts written off	-	-
Ending balance	$2,815,484	$2,790,662

(7)  Inventories

As of March 31, 2012 and December 31, 2011, inventories consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Raw materials	$2,707,770	$3,299,372
Work in process	37,872,588	32,926,480
Finished goods	1,265,919	1,204,396
	$41,846,277	$37,430,248

As of March 31, 2012 and December 31, 2011, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

(8)  Property and Equipment, net

As of March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Building	$26,477,460	$26,241,768
Machinery and equipment	22,885,519	22,670,300
Motor vehicles	33,348	33,054
	49,396,327	48,945,122
Less: accumulated depreciation	12,845,812	12,225,527
	$36,550,515	$36,719,595

For the three months ended March 31, 2012 and 2011, depreciation expenses amounted to $510,579 and $386,754 was charged to cost of goods sold. As of March 31, 2012 and December 31, 2011, a net book value of $17,948,999 and $16,694,000, respectively, of property and equipment were used as collateral for the Company’s short-term loans.

We installed a 4200-ton compressor and 36 annular kilns, which we have completed testing. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length. The new plant will be used to manufacture a new product, ultra-high power graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high purity graphite products. The initial budgeted investment for the construction of our new facility was approximately $13.5 million, $10.0 million of which had been spent as of March 31, 2012 and $3.5 million future commitment to complete the construction.

Construction in progress amounted to $7,124,665 and $6,414,847 as of March 31, 2012 and December 31, 2011, respectively. Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the three months ended March 31, 2012.

(9)  Land Use Rights

Land use rights are amortized over 50 years.  As of March 31, 2012 and December 31, 2011, land use rights consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011
Land Use Rights	$11,234,172	$11,371,230
Less: Accumulated amortization	735,263	672,171
	$10,498,909	$10,699,059

For the three months ended March 31, 2012 and 2011, amortization expenses were $57,004 and $46,601, respectively.

As of March 31, 2012, all land use rights were pledged as collateral for short-term bank loans.

(10)   Stockholders’ equity

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of March 31, 2012 and December 31, 2011, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2011, the Company issued an aggregate of 736,389 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 798,890 shares of Series B Preferred Stock.

During the three months ended March 31, 2012, the Company issued an aggregate of 94,300 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 94,300 shares of Series B Preferred Stock. The remaining 331,810 Series B Preferred Stock are redeemable by the holder as of March 31, 2012.

The Company has reclassified these shares into Temporary Equity as of March 31, 2012.

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

As of March 31, 2012, there are total 1,229,200 shares warrants outstanding.

(d) Stock Issuances for Cash

On July 14, 2011, the Company issued an aggregate of 250,000 shares of common stock at a price of $0.64 per share to unrelated parties to raise money for the Company’s operations.

On January 12, 2012, the Company issued 320,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

On March 8, 2012, the Company issued 100,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

As of March 31, 2012, the Company also received $44,000 from an unrelated party for common stock purchase at $0.50 per share.

(e) Stock Issuances to Consultants

In December 2010, the Company issued 90,000 shares of common stock to ChangeWave, Inc. in exchange for consulting and investor relations services.

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. $87,850 and $266,100 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, $87,850 remained to be amortized, which was recorded as a prepaid expense.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. $91,250 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2012. As of March 31, 2012, $182,500 remained to be amortized and was recorded as a prepaid expense.

In April 2010, the Company issued an aggregate of 420,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $659,400 was recorded. As of March 31, 2012, these consulting expenses were fully amortized.

(f) Other Stock Issuances

On November 29, 2011, we issued an aggregate of 100,000 shares of common stock to four directors as compensation for services. On November 29, 2011, we issued 60,000 shares of common stock to an employee. The issuance of these shares was recorded at fair market value, or $104,000.

(g) Shares Held in Escrow

In a private placement that closed on December 22, 2009 and January 13, 2010, the Company sold an aggregate of 2,480,500 shares of Series B Preferred Stock and five-year warrants to purchase 992,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,976,600. The Company also paid the private placement agent an aggregate of $298,000 and issued five-year warrants to purchase 124,025 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow an aggregate of 1,240,250 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and December 31, 2011. The Company did not meet its target for the three months ended March 31, 2010 and 2011.

The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared a dividend for the Series B Preferred Stock in the amount of $33,117 as of March 31, 2012, compared to $28,099 as of December 31, 2011. For the three months ended March 31, 2012 and 2011, we paid $0 and $49,388, respectively, in cash for dividends declared.

(11)  Amount Due to a Related Party

As of March 31, 2012 and December 31, 2011, we had related party notes payable in the amount of $5,672,033 and $5,542,855, respectively, to Mr. Dengyong Jin, who is General Manager of our China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to March 31, 2013 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free, therefore the interest expenses of $91,927 calculated at an annual interest rate of 8.2% was recorded into additional paid in capital for the three months ended March 31, 2012.

(12)  Loan from Unrelated Parties

During the quarter ended March 31, 2012, the Company obtained short term borrowings of $9,331,437 from three unrelated parties. The loans are dated from January 2012 to March 2012 and mature from dates July 2012 to September 2012. The interest rate is 8% and $133,741 was accrued as of March 31, 2012. The loans are unsecured.

(13)  Short-term Bank Loans

As of March 31, 2012 and December 31, 2011, short-term loans consisted of the following:

	March 31, 2012 (unaudited)	December 31, 2011

Bank loan from China Everbright Bank, dated July 11, 2011, due July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated January 10, 2012, due January 11, 2013, with an annual interest rate of 6.56% payable quarterly, secured by property and equipment and land use rights	$4,764,000	$4,722,000

Bank loan from China Construction Bank, dated August 27, 2011, due August 28, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated August 13, 2011, due August 14, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated August 1, 2011, due August 2, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated September 26, 2011, due September 27, 2012 with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$8,892,800	$8,814,400

Bank loan from Huaxia Bank, dated June 14, 2011, due June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by equipment and land use rights	$5,558,000	$5,509,000

Bank loan from Credit Union, dated February 1, 2011, due August 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	$1,270,400	$1,259,200

	$45,893,200	$45,488,600

Each of these loans is renewable at the lender’s discretion. As of March 31, 2012, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,229,745 and $713,531 for the three months ended March 31, 2012 and 2011, respectively.

The weighted average interest rates for these loans were 6.96% and 6.73% as of March 31, 2012 and December 31, 2011, respectively.

There was no capitalized interest for the three months ended March 31, 2012 and 2011.

(14) Subsequent events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the financial statements were available to be issued and disclose the following.

The Company repaid a $1,270,400 bank loan to Credit Union in April 2012.

On April 13, 2012, the Company acquired a long term loan for three years about $4.7 million from local Rural Cooperative Bank Union, secured by property and equipment.

On April 20, 2012, the Company issued 110,000 shares of common stock as compensation for one service company.

On April 10, 2012, the Company issued 200,000 shares of common stock for $0.50 per share to unrelated parties.

On May 7, 2012, the Company issued 100,000 shares of common stock for $0.50 per share to unrelated parties.

On May 8, 2012, the Company issued 200,000 shares of common stock as of May 4, 2012 for $0.656 per share to unrelated parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers. All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. During the first quarter of 2012, our profits improved from 2011 due to a focus on selling higher profit products, which shows an increase in demand for our high end products, resulted from improved market conditions, increased sales prices and an increase in our production capacity, as discussed in greater detail below under the heading “Results of Operations.”

The steel industry started to recover in 2010, in particular since the third quarter of 2010. This recovery and development continued during 2011 and the first quarter of 2012. Our revenues, gross profits and gross margins improved significantly during the second half of 2010, which continued into the first quarter of 2012. Our gross margin for the three months ended March 31, 2012 was 29.0%, compared to 22.5% for the three months ended March 31, 2011.

Our receivables increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of March 31, 2012 was adequate. We expect the recovery and increasing demand in the fine grain, high purity and ultra-high power graphite electrode markets to continue in 2012, primarily due to anticipated growth in the iron, steel, automobile, aerospace and defense industries in the PRC. Currently, steel plants in China have been upgrading their furnace facilities, which created a high demand for large size ultra-high power graphite electrodes. The margin for large size ultra-high power graphite electrodes is high due to the shortage of supply compared to demand. We estimate that this trend will continue for the near future. Our new production plant will specialize in manufacturing high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite.

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

The initial budgeted investment for the construction of our new facility was approximately $13.5 million in the aggregate, $10.0 million of which had been spent as of March 31, 2012.

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

At March 31, 2012, we had short-term bank loans of approximately $45.9 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between June 2012 and January 2013, including approximately $32.7 million owed to the Construction Bank of China. During the three months ended March 31, 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank.  Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At March 31, 2012, our cash reserves, including restricted cash, were $7.2 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and continued to increase during the three months ended March 31, 2012. While we anticipate this trend to continue in 2012, decreases in our gross margin have been offset by increasing sales prices. To offset increasing prices, we make advance deposits to suppliers with available cash to lock in prices. As of March 31, 2012 and December 31, 2011, we advanced to suppliers $11,181,489 and $5,921,970, respectively. The average prices for our products have been increasing since January 2011. In particular, prices for high purity graphite products have notably increased.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
	2012		2011
Sales	$10,061	100.0%	$11,463	100.0%
Cost of goods sold	7,144	71.0%	8,883	77.5%
Gross profit	2,917	29.0%	2,580	22.5%
Operating expenses
Selling expenses	47	0.5%	50	0.4%
General and administrative	851	8.5%	1,554	13.6%
Depreciation and amortization	57	0.6%	46	0.4%
Income from operations	1,962	19.5%	930	8.1%
Other income	-	-%	61	0.5%
Other expense	-	-	-	-%
Change in fair value of warrants	(479)	(4.8)%	56	(0.5)%
Interest expense	(1,230)	(12.2)%	(714)	(6.2)%
Income before income tax expense	253	2.5%	333	2.9%
Net income	253	2.5%	333	2.9%
Preferred stock deemed dividend	-	-	-	-%
Dividend	(5)	(0.1)%	(8)	(0.1)%
Net income available to common shareholders	248	2.5%	325	2.8%
Foreign currency translation adjustment	424	4.2%	268	2.3%
Total comprehensive income	$677	6.7%	$601	5.2%

Sales.

During the three months ended March 31, 2012, we had sales of $10,061,210, compared to sales of $11,463,335 for the three months ended March 31, 2011, a decrease of $1,402,125, or approximately 12.2%. Sales decrease was mainly attributable to a significant decrease of $654,030 in the sales for our low end graphite electrodes products and $223,034 of other products during the three months ended March 31, 2012, which resulted from the Company’s decision in focusing in manufacturing and selling higher margin products. The average unit selling price of our products increased 49% and the average unit selling price of high purity graphite products increased 47% during the three months ended March 31, 2012, compared to the same period for the three months ended March 31, 2011. The manufacturing of solar and mold products increased the demand for our products as raw materials. The increase in the average unit selling price of high purity graphite is due to a large demand for such products in the market as well an increase in the cost for raw materials.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended March 31, 2012 and 2011, respectively, was as follows:

	March 31, 2012 Sales	% of Total Sales	March 31, 2011 Sales	% of Total Sales
Graphite Electrodes	$1,147,773	11.4%	$1,801,803	15.7%
Fine Grain Graphite	4,468,811	44.4%	4,715,264	41.1%
High Purity Graphite	4,358,524	43.3%	4,637,133	40.5%
Others (1)	86,102	0.9%	309,135	2.7%
Total	$10,061,210	100.0%	$11,463,335	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of sales; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended March 31, 2012, our cost of goods sold was $7,143,606, compared to $8,883,262 for the cost of goods sold for the three months ended March 31, 2011, a decrease of $1,739,656, or approximately 19.6%.  The decrease in the cost of sales was directly associated with an decrease in our sales. Our gross margin increased from 22.5% for the three months ended March 31, 2011 to 29.0% for the three months ended March 31, 2012. This increase reflects the variance in our product mix, which is attributable to an increase of percentage in our sales of fine grain graphite products and high purity graphite products (higher margin products compared to graphite electrodes and other products).

Operating expenses.

Operating expenses totaled $955,201 for the three months ended March 31, 2012, compared to $1,650,526 for the three months ended March 31, 2011, a decrease of $695,325, or approximately 42.1%.

Selling, general and administrative expenses

Selling expenses decreased from $49,863 for the three months ended March 31, 2011 to $46,798 for the three months ended March 31, 2012, a decrease of $3,065, or 6.1%. The decrease was in line with lower sales during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $851,399 for the three months ended March 31, 2012, compared to $1,554,062 for the three months ended March 31, 2011, a decrease of $702,663, or 45.2%. The decrease in general and administrative expenses was due decreased general and administrative expenses such as property tax expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The Company incurred $179,100 and $266,100 for consulting expenses during the three months ended March 31, 2012.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $805,333 for the three months ended March 31, 2012, compared to $433,355 for the three months ended March 31, 2011, an increase of $371,978, or approximately 85.8%. For the three months ended March 31, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $748,329 and $57,004, respectively. For the three months ended March 31, 2011, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $386,754 and $46,601, respectively. The increase in depreciation and amortization expenses is a result of additional fixed assets placed in service during 2011.

Income from operations.

As a result of the factors described above, operating income was $1,962,403 for the three months ended March 31, 2012, compared to $929,547 for the three months ended March 31, 2011, an increase of approximately $1,032,856, or 111.1%.

Other income and expenses.

Our interest expense was $1,229,745 for the three months ended March 31, 2012, compared to $713,531 for the three months ended March 31, 2011, reflecting increased interest payments on loans from banks. We used the bank loans to secure additional inventory and to make advanced payments to our suppliers. Other income, which consisted of government grants, was $0 for the three months ended March 31, 2012, compared to $60,880 for the three months ended March 31, 2011. Expenses from changes in the fair value of our warrants was $304,757 for the three months ended March 31, 2012, compared to income of $56,152 for the three months ended March 31, 2011.

Income tax.

During the three months ended March 31, 2012 and 2011, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $165,203 and $127,325, respectively, for the three months ended March 31, 2012 and 2011 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income.

As a result of the factors described above, our net income for the three months ended March 31, 2012 was $253,117, compared to $333,049 for the three months ended March 31, 2011, an increase of $79,932, or 24.0%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2012 was $423,897 compared to $268,248 for the three months ended March 31, 2011, an increase of $155,649, or 58.0%.

Preferred stock deemed dividend.

As a result of the private placement that was completed on January 13, 2010, we incurred a preferred stock deemed dividend of $132,778, of which $86,221 represented the intrinsic value of the conversion feature of the warrants issued with the preferred stock and $46,557 represented the allocated value of the warrants. The preferred stock deemed dividend is a non-cash charge which did not affect our operations or cash flow for the three months ended March 31, 2011, and for which there was no comparable charge for the three months ended March 31, 2012.

Dividend expense.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $5,018 and $8,129 for the three months ended March 31, 2012 and 2011, respectively.

Net income available to common stockholders.

Net income available to our common stockholders was $248,099, or $0.01 and $0.01 per share (basic and diluted), for the three months ended March 31, 2012, compared to $324,920, or $0.02 and $0.01 per share (basic and diluted), for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from short-term and long-term loans from banks in China, loans from an unrelated party and loans from a related party.

At March 31, 2012, we had short-term loans in the aggregate amount of $45.893,200 outstanding, as described below.

	March 31, 2012 (unaudited)	December 31, 2011

Bank loan from China Everbright Bank, dated July 11, 2011, due July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated January 10, 2012, due January 11, 2013, with an annual interest rate of 6.56% payable quarterly, secured by property and equipment and land use rights	$4,764,000	$4,722,000

Bank loan from China Construction Bank, dated August 27, 2011, due August 28, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated August 13, 2011, due August 14, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated August 1, 2011, due August 2, 2012, with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$6,352,000	$6,296,000

Bank loan from China Construction Bank, dated September 26, 2011, due September 27, 2012 with an annual interest rate of 6.56% payable quarterly, secured by land use rights	$8,892,800	$8,814,400

Bank loan from Huaxia Bank, dated June 14, 2011, due June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by equipment and land use rights	$5,558,000	$5,509,000

Bank loan from Credit Union, dated February 1, 2011, due August 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	$1,270,400	$1,259,200

	$45,893,200	$45,488,600

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

Despite a low amount of working capital, we are able to operate our business through bank financing, loans from related and unrelated parties and issuing equity in exchange for certain services provided.  Our long-term goal is to continue to roll over short-term loans and obtain positive cash flows from collecting our outstanding accounts receivable and sales of inventory until our new facility is operating at full capacity.  We have the ability to manage predict our cash flow for inventory purchases and advances to suppliers because the length of the time it takes to complete purchase orders for customers, which on average is six months.  We believe that increased market demand for our products and the increased production capacity, together with better management of our accounts receivable, inventory and advances to suppliers will produce a positive cash flow in future periods.  During the interim, we expect that anticipated cash flows from future operations, short-term and long-term bank loans and loans from unrelated or related parties will be sufficient to fund our operations through at least the next twelve months, provided that:

•	We continue to generate sufficient business to generate substantial profits, which cannot be assured;

•	Our banks continue to provide us with the necessary working capital financing; and

•	We are able to generate savings by improving the efficiency of our operations.

Subsequently in April 2012, the Company acquired a new three year loan for approximately $4.7 million from the local Rural Cooperative Bank.  In addition to the new debt, the Company was provided approximately $5.8 million in new available credit. We may require additional equity, debt or bank funding to finance acquisitions or to allow us to produce graphite for the nuclear industry, which is one of our primary growth strategies. We can provide no assurances that we will be able to enter into any additional financing agreements on terms favorable to us, if at all, especially considering the current global instability of the capital markets.

At March 31, 2012, cash and cash equivalents were $369,701, compared to $521,450 at December 31, 2011, a decrease of $151,749. Restricted cash decreased to $6,844,280 as of March 31, 2012 from $11,694,820 as of December 31, 2011, which was restricted as a requirement by our lenders. Our working capital increased by $1,150,148 to $2,206,213 at March 31, 2012 from $1,056,065 at December 31, 2011.

As of March 31, 2012, accounts receivable, net of allowance, was $13,965,540, compared to $12,541,321 at December 31, 2011, an increase of $1,424,219, or 11.36%. The increase was due to slower collection of some outstanding receivables during the three months ended March 31, 2012. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of March 31, 2012.

As of March 31, 2012, inventories were $41,846,277, compared to $37,430,248 at December 31, 2011, an increase of $4,416,029, or 11.80%. The increase in inventories is due to an increase in the cost of raw materials and an increase in the amount of work in progress as of March 31, 2012.  The Company has moved its focus on more high-end products which have a longer production cycle, which therefore caused our work in progress to increase during the period.

As of March 31, 2012, prepaid expenses were $283,543, compared to $452,730 at December 31, 2011, a decrease of $169,187, or 37.37%. The decrease in prepaid expenses is attributable to the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers increased from $5,921,970 at December 31, 2011 to $11,181,489 at March 31, 2012, an increase of $5,259,519. The increase is due to the Company advancing more money to suppliers to acquire raw materials during the three months ended March 31, 2012 for potential increased production capacity and demand. No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable decreased from $16,763,100 to $10,798,400 from December 31, 2011 to March 31, 2012. The decrease is attributable to an increase in the advance to suppliers. The notes payable were secured by $6,844,280 of restricted cash at March 31, 2012. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Accounts payable increased from $1,340,498 at December 31, 2011 to $1,863,142 at March 31, 2012, an increase of $522,644. The increase in accounts payable resulted from an increase in the purchase of inventories and other purchases as of March 31, 2012 because of an increase in production.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth information about our net cash flow for the three months indicated:

Cash Flows Data:
	For Three Months Ended March 31
	2012	2011
Net cash flows used in operating activities	$(7,852,194)	$(4,450,727)
Net cash flows used in investing activities	$(667,359)	$(1,558,891)
Net cash flows provided by financing activities	$8,363,985	$6,764,988

Net cash flow used in operating activities was $7,852,195 for the three months ended March 31, 2012, compared to $4,450,727 net cash flow used in operating activities for the three months ended March 31, 2011, an increase of $3,401,468, or 76.4%. The increase in net cash flow used in  operating activities was mainly due to less advanced payments from customers of $2.2 million and increased of payments for inventory of $3.2 million, offset by the increase in accounts receivable of $2.7 million.

Net cash flow used in investing activities was $667,359 for the three months ended March 31, 2012, compared to $1,558,891 for the three months ended March 31, 2011, a decrease of $891,532, or 57.2%. The decrease is mainly attributable to fewer payments for construction in process during the three months ended March 31, 2012.

Net cash flow provided by financing activities was $ 8,363,985 for the three months ended March 31, 2012, compared to $6,764,988 for the three months ended March 31, 2011, an increase of $1,598,997, or 23.6%.  The increase in net cash flow provided by financing activities was due to the increase in $9.3 million proceeds from loans from unrelated parties and the increase in additional notes payable and short-term loans entered into during the three months ended March 31, 2012, which was offset by an increase in the amount of restricted cash of $8.6 million required to secure our notes payable. The Company had approximately $16.9 million of notes payable for the three months ended March 31, 2012, compared to $0.0 million for the three months ended March 31, 2011. In addition, the aggregate amount of outstanding short-term loans borrowed and repaid increased for the three months ended March 31, 2012. The Company borrowed $4.7 million in short-term bank loans and repaid $4.7 million during the three months ended March 31, 2012, while the Company borrowed $5.8 million in short-term bank loans and repaid $0.7 million for the three months ended March 31, 2011.

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

For the three months ended March 31, 2012, three customers accounted for 10% or more of sales revenues, representing 43.2%, 15.0% and 14.3%, respectively of the total sales. For the three months ended March 31, 2011, three customers accounted for 10% or more of sales revenues, representing 47.0%, 23.0%, and 11.0%, respectively of the total sales. As of March 31, 2012, there were three customers that constituted 25.4%, 19.0% and 16.2% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the three months ended March 31, 2012, three suppliers accounted for 10% or more of our total purchases, representing 33.2%, 22.4%, and 17.0%, respectively. For the three months ended March 31, 2011, one supplier accounted for 10% or more of our total purchases, representing 62.1%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2012 and 2011.

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

We have been recognized as a high technology and science company by the Ministry of Science and Technology of the PRC. The Xing He District Local Tax Authority in the Inner Mongol province granted us a 100% tax holiday with respect to enterprise income tax for ten years from 2008 through 2017. Afterwards, based on the present tax law and our status as a qualified high technology and science company, we will be subject to a corporate income tax rate of 15% effective in 2018.

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $2,815,484 for the three months ended March 31, 2012. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2012 or December 31, 2011 and therefore, no allowance for inventory was necessary.

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

Fair Value of Financial Instruments

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:
:
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

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a summary of the hierarchy for assets and liabilities measured at fair value for the three months ended March 31, 2012.

Stock-based Compensation

Stock-based compensation includes (i) common stock awards granted to employees and directors for services which are accounted for under FASB ASC 718, Compensation–Stock Compensation, and (ii) common stock awards granted to consultants which are accounted for under FASB ASC 505-50, Equity–Equity-Based Payments to Non-Employees.

Stock compensation expenses were $179,100 and $266,100 and recognized as general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations. Please refer to Note 3 of the accompanying financial statements for further details of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the most recent quarter ended March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 1A. Risk Factors

Pursuant to regulations for interim reporting, we are required to disclose material changes to risk factors identified in our annual report on Form 10-K. For a complete listing of risk factors, refer to our annual report on Form 10-K for the year ended December 31, 2011.

Our auditor, like other independent registered public accounting firms operating in China, is not subject to inspection by Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB.

Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On March 8, 2012, the Company issued 100,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

As of March 31, 2012, the Company also received $44,000 from an unrelated party for common stock purchase at $0.50 per share.

On April 20, 2012, the Company issued 110,000 shares of common stock as compensation for one service company.

On April 10, 2012, the Company issued 200,000 shares of common stock for $0.50 per share to unrelated parties.

On May 7, 2012, the Company issued 100,000 shares of common stock for $0.50 per share to unrelated parties.

On May 8, 2012, the Company issued 200,000 shares of common stock as of May 4, 2012 for $0.656 per share to unrelated parties.

Based on representations made by the third parties to whom we issued these shares, such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and either Regulation 506 of the SEC thereunder or Regulation S.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 15, 2012	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer