Form 10-K/A
period 2011-12-31
China Carbon Graphite Group, Inc.
filed 2012-08-06
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Annual Report") is being filed by China Carbon Graphite Group, Inc. (the "Registrant") with the Securities and Exchange Commission for the sole purpose of filing amended certifications pursuant to Item 601(b)(31) and Item 601(b)(32) of Regulation S-K.

Other than amending the aforementioned certifications, this Amendment No. 1 does not, and does not purport to, amend or restate any other information contained in the Annual Report nor does this Amendment No. 1 reflect any events that have occurred after the Annual Report was filed.

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

10.10	Loan Agreement, dated August 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).

10.11	Loan Agreement, dated August 23, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.12	Loan Agreement, dated September 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.13	Loan Agreement, dated September 16, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
14	Code of Ethics (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
21	List of Subsidiaries.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 6, 2012	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	August 6, 2012
Donghai Yu

/s/ Zhenfang Yang	Chief Financial Officer	August 6, 2012
Zhenfang Yang

/s/ Philip Yizhao Zhang	Director	August 6, 2012
Philip Yizhao Zhang

/s/ John Chen	Director	August 6, 2012
John Chen

/s/ Hongbo Liu	Director	August 6, 2012
Hongbo Liu