Form 10-Q
period 2012-09-30
China Carbon Graphite Group, Inc.
filed 2012-11-14
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

c/o XingheYongle Carbon Co., Ltd.
787 XichengWai
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,212,518 shares of common stock are issued and outstanding as of November 14, 2012.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2012

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS
	（Unaudited)	（Audited)
Current Assets
Cash and cash equivalents	$119,885	$521,450
Restricted cash	13,364,400	11,694,820
Accounts receivable, Net	11,812,372	12,541,321
Notes receivable	33,566	188,880
Advance to suppliers	2,556,244	5,921,970
Inventories	47,867,399	37,430,248
Prepaid expenses	74,017	452,730
Other receivables, net of allowance of $24,661	565,656	513,000
Total current assets	76,393,539	69,264,419

Property And Equipment, Net	35,643,025	36,719,595

Construction In Progress	7,973,865	6,414,847

Land Use Rights, Net	10,414,822	10,699,059
Total Assets	$130,425,251	$123,097,920

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,699,301	$1,340,498
Advance from customers	1,330,935	1,360,989
Short term bank loans	32,774,600	45,488,600
Notes payable	24,342,300	16,763,100
Other payables	2,655,742	3,227,067
Loan from unrelated parties	2,215,217	-
Dividends payable	42,279	28,099
Total current liabilities	68,060,374	68,208,353

Amount Due To A Related Party	6,270,940	5,542,855

Long Term Bank Loan	4,741,180	-

Warrant Liabilities	396,651	174,805
Total Liabilities	79,469,145	73,926,013

Redeemable convertible series B preferred stock, $0.001 par value;
3,000,000 shares authorized; 300,000 and 426,110 shares issued
and outstanding at September 30, 2012 and December 31, 2011, respectively.	360,000	511,332
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
24,212,518 and 22,981,408 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	24,212	22,981
Additional paid-in capital	18,158,294	17,054,045
Accumulated other comprehensive income	8,461,994	7,943,542
Retained earnings	23,951,606	23,640,007
Total stockholders' equity	50,596,106	48,660,575
Total Liabilities and Stockholders' Equity	$130,425,251	$123,097,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Sales	$6,491,133	$13,591,978	$28,429,886	$37,200,337

Cost of Goods Sold	4,722,151	10,515,933	20,850,882	28,855,956
Gross Profit	1,768,982	3,076,045	7,579,004	8,344,381

Operating Expenses
Selling expenses	64,487	51,223	140,437	158,398
General and administrative	1,056,283	1,316,048	3,078,144	3,919,776
Depreciation and amortization	56,198	97,832	160,028	191,586
Total operating expenses	1,176,968	1,465,103	3,378,609	4,269,760

Operating Income Before Other Income (Expense)	592,014	1,610,942	4,200,395	4,074,621

Other Income (Expense)
Interest expense	(1,208,969)	(957,434)	(3,658,844)	(2,364,238)
Other expense	272	-	(215,196)	-
Other income, net	6,080	14,118	221,270	89,902
Change in fair value of warrants	(188,046)	508	(221,846)	83,200
Total other expense	(1,390,663)	(942,808)	(3,874,616)	(2,191,136)

Net Income (Loss)	$(798,649)	$668,134	$325,779	$1,883,485

Dividend Distribution	(4,537)	(13,525)	(14,180)	(21,654)

Net Income (Loss) Available To Common Shareholders	$(803,186)	$654,609	$311,599	$1,861,831

Other Comprehensive Income (Loss)
Foreign currency translation gain	528,509	508,300	518,452	1,329,748
Total Comprehensive Income (Losss)	$(270,140)	$1,176,434	$844,231	$3,213,233

Share Data

Basic earnings (loss) per share	$(0.03)	$0.03	$0.01	$0.08

Diluted earnings (loss) per share	$(0.03)	$0.03	$0.01	$0.08

Weighted average common shares outstanding, basic	24,260,834	22,307,980	23,843,306	22,231,842

Weighted average common shares outstanding, diluted	24,560,834	22,749,990	24,143,306	22,766,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net Income	$325,779	$1,883,485
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,925,159	1,328,990
Related party interest expenses contribution	344,401	-
Stock compensation	512,158	980,800
Change in fair value of warrants	221,846	(83,200)
Change in operating assets and liabilities
Accounts receivable	858,426	(5,507,003)
Notes receivable	156,266	(10,951)
Other receivable	(46,790)	(2,075,385)
Advance to suppliers	3,405,974	(1,866,969)
Inventories	(9,963,519)	(6,664,546)
Prepaid expenses	1,906	231,613
Accounts payable and accrued liabilities	3,460,160	(2,682,072)
Advance from customers	(44,443)	3,027,518
Taxes payable	(760,615)	-
Other payables	141,370	1,521,693
Net cash provided by (used in) operating activities	538,078	(9,916,027)

Cash flows from investing activities
Acquisition of property and equipment	(65,156)	(27,265)
Construction in progress	(1,479,435)	(7,110,556)
Net cash used in investing activities	(1,544,591)	(7,137,821)

Cash flows from financing activities
Proceeds from issuing common stock	472,000	160,000
Proceeds from warrants exercise	-	371,714
Dividends paid for series B preferred stock	-	(32,996)
Proceeds from short-term bank loans	37,256,400	44,534,900
Payment to short-term bank loans	(50,370,400)	(33,824,950)
Proceeds from long-term bank loans	4,708,400	-
Proceeds from loans from unrelated parties	11,351,261	-
Payment of loans from unrelated parties	(9,151,360)	-
Payments to an related party	(158,000)	-
Proceeds from an related party	821,600	1,327,928
Proceeds from stock not yet issued	(137,000)	-
Restricted cash	(1,532,600)	(14,392,940)
Proceeds from notes payable	35,234,000	19,647,750
Payment to notes payable	(27,887,000)	-
Net cash provided by financing activities	607,301	17,791,406

Effect of exchange rate fluctuation	(2,353)	17,369

Net increase (decrease) in cash	(401,565)	754,927

Cash and cash equivalents at beginning of period	521,450	296,311

Cash and cash equivalents at end of period	$119,885	$1,051,238

Supplemental disclosure of cash flow information

Interest paid	$3,358,169	$2,364,238

Non-cash activities:

Preferred stock conversion to common stock	$151	$813

Reclassfication of warrant liability with equity	$-	$14,993

Issuance of common stock for compensation	$135,350	$1,787,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For The Three and Nine Months Ended September 30, 2012
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

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation. Sincere was the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of XingheYongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the PRC. Pursuant to the share exchange agreement, the Company issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding common stock of Talent, and Talent became a wholly-owned subsidiary of the Company. Upon completion of the reverse merger, the Company’s business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise organized under the laws of the PRC. Yongle is party to a series of contractual agreements with XingheXingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. These agreements allow the Company to operate its business in the PRC and to control the management of Xingyong and receive economic remuneration from Xingyong’s business. As a result, Xingyong is a variable interest entity and the operations of Xingyong are consolidated with those of the Company for financial reporting purposes. Xingyong’s principal stockholder is Mr. Denyong Jin, the General Manager of the Company’s China operations.

The relationship among the above companies is as follows:

Accounting Standard Codification (“ASC”) 810-10-45-25 calls for balance sheet disclosure of (a) assets of a consolidated variable interest entity (VIE) that can be used only to settle obligations of the consolidated VIE, and (b) liabilities of a consolidated VIE for which creditors (or beneficial interest owners) do not have recourse to the general credit of the primary beneficiary. The entire operating business of the Company is conducted by Xingyong and the balance sheet of the Company reflects Xingyong’s balance sheet.  There are no such assets or liabilities on the balance sheet of Xingyong. The Operating Agreement dated December 7, 2007 provides that Yongle is a full-recourse guarantor of all obligations of Xingyong, and Xingyong has pledged all of its assets to Yongle. The Consulting Agreement of that date includes an assignment of all of the revenues of Xingyong to Yongle. Yongle is 100% owned by Talent and Talent is 100% owned by the Company. Accordingly, there are no assets or liabilities of Xingyong that in which the Company does not share.

The financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Talent and Yongle. Also consolidated are the financial statements of Xingyong. The financial statements of Xingyong are consolidated with our financial statements because Xingyong is a variable interest entity.  The entire operating business operations of the Company are located in the VIE, therefore the financial position and results of operations and cash flows are significantly influenced by the results of Xingyong, the VIE. Talent is party to 4 agreements dated December 7, 2007 with the owners of the registered equity of Xingyong.The agreements transfer to Talent benefits and all of the risk arising from the operations of Xingyong, as well as complete managerial authority over the operations of Xingyong.

The following paragraphs briefly describe the key provisions of each contractual agreement that prescribes our relationship with Xingyong:

Exclusive Technical Consulting and Services Agreement.  Technical consulting and services agreement entered into on December 7, 2007 between XingheYongle Carbon Co., Ltd. (also referred to as Yongle) and XingheXingyong Carbon Co., Ltd. (also referred to as Xingyong), pursuant to which Yongle has agreed to provide technical and consulting services related to the business operations of Xingyong. As consideration for such services, Xingyong has agreed to pay to Yongle a service fee equal to 80% to 100% of the profits of Xingyong. The exact fee is calculated and paid on a quarterly basis, and is determined based on a number of factors, including but not limited to the complexity of the services provided and the commercial value of the services provided.  The exclusive technical consulting and services agreement has a 10 year term. Yongle may extend the term of such agreement. The parties may terminate the agreement, prior to its expiration, upon the mutual consent of Yongle and Xingyong.

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

Option Agreement .  Yongle entered into an option agreement on December 7, 2007 with Xingyong and each of the shareholders of Xingyong, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a 10 year term.  Upon the request of Yongle, the parties shall extend the term of the option agreement.

Option Agreement .  Yongle entered into an option agreement on December 7, 2007 with each of the shareholders of Xingyong, as well as Xingyong itself, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a 10 year term.  Upon the request of Yongle, the parties shall extend the term of the option agreement.

Equity Pledge Agreement .  Pursuant to an equity pledge agreement, dated December 7, 2007, each of the shareholders of Xingyong pledged his equity interest in Xingyong to Yongle to secure Xingyong’s obligations under the VIE agreements described above. In addition, the shareholders of Xingyong agreed not to transfer, sell, pledge, dispose of or create any encumbrance on any equity interests in Xingyong that would affect Yongle’s interests. The equity pledge agreement will expire when Xingyong fully performs its obligations under the various VIE agreements described above.

Because the relationship between Xingyong and Yongle is entirely contractual, our interest in Xingyong depends on the enforceability of those agreements under the laws of the PRC. We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law. However, since the owner of the registered equity of Xingyong is Mr. Jin, our major shareholder and our General Manager, we do not believe that there is a significant risk that Xingyong will seek to terminate the relationship or otherwise breach the agreements. Accordingly, we believe that consolidation of the financial statements of Xingyong with those of the Company is appropriate.  The shareholders of Xingyong do not have any kick-back rights.

Liquidity and Working Capital Deficit

For the past two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks, notes payables to banks and borrowings from an unrelated party. The Company is able to operate with a low net working capital as discussed under “land use rights”, because of the continued support from local community and governments in Inner Mongolia. The Company is one of the largest manufacturers in the area. Additionally, the length of time from purchase order to delivery our products to customers is on average three to nine months. Because of this length of the time it takes to complete purchase orders and the Company’s average collection time of 90 days based on historical experience, the Company is able to reasonably predict future operating cash flow needs six to twelve months in advance. The Company believes also its historical ability to roll over short-term debt and obtain additional financing when needed, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. If the Company’s short-term cash flows decrease significantly and the Company is unable to rollover or pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

The Company Law of the PRC applicable to Chinese companies provides that net after tax income should be allocated by the following rules:

1.	10% of after tax income to be allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital.

2.
If the cumulative balance of statutory surplus reserve is not enough to make up the Company’s cumulative prior years’ losses, the current year’s after tax income should be first used to make up the losses before the statutory surplus reverse is drawn.

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

(2) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its condensed consolidated financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements. The results of the nine-months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of September 30, 2012 and December 31, 2011, these amounts totaled $13,364,400 and $11,694,820, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

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

As of September 30, 2012 and December 31, 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset are removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the nine months ended at September 30, 2012 and 2011.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to the plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the nine months ended at September 30, 2012 and 2011.

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

Stock-based compensation

Stock-based compensation includes (i) common stock awards granted to employees and directors for services which are accounted for under ASC 718, Compensation–Stock Compensation” and (ii) common stock awards granted to consultants which are accounted for under ASC 505-50, Equity–Equity-Based Payments to Non-Employees.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2012 and 2011 were $528,509 and $508,300, respectively. Translation adjustments for the nine months ended September 30, 2012 and 2011 were $518,452 and $1,329,748, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended September 30, 2012 and 2011 were $1,832 and $(24,999), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2012 and 2011 were $(2,353) and $17,369, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.29 RMB and 6.35 RMB to $1.00 at both September 30, 2012 and December 31, 2011, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2012 and 2011 were 6.33 RMB and 6.49 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2012 and 2011.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $9,303 and $16,542 as of September 30, 2012 and December 31, 2011, respectively.

Fair value of financial instruments

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $2,465 and $2,702 at September 30, 2012 and December 31, 2011, respectively. The Company recognized a loss of $19,555 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $20,913 for the three months ended June 30, 2012 and a loss of $ 1,121 for the three months ended September 30, 2012.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $57,700 and $22,820 at September 30, 2012 and December 31, 2011, respectively. The Company recognized a loss of $70,934 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $65,929 for the three months ended June 30, 2012 and a loss of $29,875 for the three months ended September 30, 2012.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $298,785 and $132,521 at September 30, 2012 and December 31, 2011, respectively. The Company recognized a loss of $345,784 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $319,045 for the three months ended June 30, 2012 and a loss of $139,525 for the three months ended September 30, 2012.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $37,701 and $16,762 at September 30, 2012 and December 31, 2011, respectively. The Company recognized a loss of $43,290 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $39,876 for the three months ended June 30, 2012 and a loss of $17,525 for the three months ended September 30, 2012.

In summary, the Company recorded a loss of $188,046 and $221,846 of changes in fair value of warrants in the condensed consolidated statement of income and comprehensive income for the three months and nine months ended September 30, 2012, respectively. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2012 (unaudited)	December 31, 2011
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	0.29	1.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	128%	90%

	September 30, 2012 (unaudited)	December 31, 2011
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	1.96	2.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	128%	90%

	September 30, 2012 (unaudited)	December 31, 2011
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	2.23	2.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	128%	90%

	September 30, 2012 (unaudited)	December 31, 2011
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	2.28	3.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	128%	90%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of September 30, 2012:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$396,651	-	-	$396,651
Notes receivables	$33,566		$33,566	-
Notes payable	$24,342,300		$24,342,300	-

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

 Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of September 30, 2012	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2012 and 2011:

	September 30, 2012 (unaudited)	September 30, 2011
Weighted average shares of common stock outstanding (basic)	23,843,306	22,231,842
Shares issuable upon conversion of Series B Preferred Stock	300,000	442,010
Shares issuable upon exercise of warrants	-	92,408
Weighted average shares of common stock outstanding (diluted)	24,143,306	22,766,260
Net income available to common shareholders	$311,599	$1,861,831
Net income per shares of common stock (basic)	$0.01	$0.08
Net income per shares of common stock (diluted)	$0.01	$0.08

For the nine months ended September 30, 2012, the Company excluded the shares of common stock issuable upon exercise of 1,229,200 warrants, because such issuance would be anti-dilutive.

For the nine months ended September 30, 2011, the Company excluded the shares of common stock issuable upon exercise of 125,000 warrants, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income (loss) per share for the three months ended September 30, 2012 and 2011:

	September 30, 2012 (unaudited)	September 30, 2011
Weighted average shares of common stock outstanding (basic)	24,260,834	22,307,980
Shares issuable upon conversion of Series B Preferred Stock	300,000	442,010
Shares issuable upon exercise of warrants	-	-
Weighted average shares of common stock outstanding (diluted)	24,560,834	22,749,990
Net income (loss) available to common shareholders	$(803,186)	$654,609
Net income (loss) per shares of common stock (basic)	$(0.03)	$0.03
Net income (loss) per shares of common stock (diluted)	$(0.03)	$0.03

For the three months ended September 30, 2012, the Company excluded the shares of common stock issuable upon exercise of 1,229,200 warrants, because such issuance would be anti-dilutive.

For the three months ended September 30, 2011, the Company excluded the shares of common stock issuable upon exercise of 125,000 warrants, because such issuance would be anti-dilutive.

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

During June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for interim and annual periods beginning on or after December 15, 2011. The Company has adopted ASU No. 2011-05, which resulted in the components of comprehensive income to be presented within the consolidated statements of operations and comprehensive income (loss).

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

For the nine months ended September 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.5%, and 26.2%, respectively of the total sales. For the nine months ended September 30, 2011, three customers accounted for 10% or more of sales revenues, representing 32.8%, 25.5%, and 10.2%, respectively of the total sales. As of September 30, 2012, there were two customers that constituted 44.9%, and 20.0% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the nine months ended September 30, 2012, three suppliers accounted for 10% or more of our total purchases, representing 28.0%, 16.1% and 10.4%, respectively. For the nine months ended September 30, 2011, four suppliers accounted for 10% or more of our total purchases, representing 41.6%, 14.0%, 13.1% and 12.5% of our total purchase, respectively.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	September 30,
	2012 (unaudited)	2011 (unaudited)
Computed tax at the PRC statutory rate of 15%	$235,909	$534,872
Benefit of tax holiday	(235,909)	(534,872)
Income tax expenses per books	$-	$-

(6) Accounts Receivable, net

As of September 30, 2012 and December 31, 2011, accounts receivable consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Amount outstanding	$14,633,174	$15,331,983
Less: Allowance for doubtful accounts	(2,820,802)	(2,790,662)
Net amount	$11,812,372	$12,541,321

As of September 30, 2012 and December 31, 2011, allowance for doubtful accounts consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011

Beginning balance	$2,790,662	$2,505,867
Provision for doubtful accounts	30,140	284,795
Ending balance	$2,820,802	$2,790,662

(7) Inventories

As of September 30, 2012 and December 31, 2011, inventories consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Raw materials	$5,576,080	$3,299,372
Work in process	40,825,095	32,926,480
Finished goods	1,466,224	1,204,396
	$47,867,399	$37,430,248

As of September 30, 2012 and December 31, 2011, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

(8) Property and Equipment, net

As of September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Building	$26,543,048	$26,241,768
Machinery and equipment	22,962,905	22,670,300
Motor vehicles	33,411	33,054
	49,539,364	48,945,122
Less: accumulated depreciation	13,896,339	12,225,527
	$35,643,025	$36,719,595

For the three months ended September 30, 2012 and 2011, depreciation expenses amounted to $508,569 and $395,367, of which $505,171 and $311,802 was charged to cost of goods sold. For the nine months ended September 30, 2012 and 2011, depreciation expenses amounted to $1,528,131 and $1,171,923, of which $1,518,528 and $1,087,534 was charged to cost of goods sold. As of September 30, 2012 and December 31, 2011, a net book value of $17,204,783 and $16,694,000, respectively, of property and equipment were used as collateral for the Company’s short-term loans.

Construction in progress consists of two projects as follows:

	September 30, 2012	December 31, 2011	Estimated completion time	Expected capital needed to complete
	(unaudited)
Construction of factory	$3,685,872	$3,427,962	Depends on testing	$1,591,000
Land improvements	4,287,993	2,792,489	2012	1,272,800
	$7,973,865	$6,220,451		$3,863,800

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the nine months ended September 30, 2012.

(9)  Land Use Rights

Land use rights are amortized over 50 years.  As of September 30, 2012 and December 31, 2011, land use rights consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011
Land Use Rights	$11,255,395	$11,371,230
Less: Accumulated amortization	840,573	672,171
	$10,414,822	$10,699,059

For the three months ended September 30, 2012 and 2011, amortization expenses were $56,198 and $97,832, respectively. For the nine months ended September 30, 2012 and 2011, amortization expenses were $160,028 and $191,586, respectively.

As of September 30, 2012, all land use rights were pledged as collateral for short-term bank loans.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of September 30, 2012 and December 31, 2011, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2011, the Company issued an aggregate of 736,389 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 798,890 shares of Series B Preferred Stock.

During the nine months ended September 30, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock. The remaining 300,000 Series B Preferred Stock are redeemable by the holder as of September 30, 2012. The Company has reclassified these shares into Temporary Equity as of September 30, 2012.

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

As of September 30, 2012, there are total 1,229,200 shares warrants outstanding.

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

(e) Stock Issuances to Consultants

In April 2010, the Company issued an aggregate of 420,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $659,400 was recorded. As of September 30, 2012, these consulting expenses were fully amortized.

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $0 and $266,100 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2012 and 2011, respectively. $175,700 and $798,300 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $91,250 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2012 and 2011. The amount of $273,750 and $182,500 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $24,200 and $40,333 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, $56,467 remained to be amortized and was recorded as a prepaid expense.

In June 2012, the Company issued an aggregate of 100,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $57,000 was recorded for the consulting expenses and amortized over four months. In September 2012, these 100,000 shares of common stock had been canceled due to early termination of the consulting agreement.

In July 2012, the Company issued an aggregate of 45,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $24,750 was recorded for the expenses and amortized over six months. The amount of $13,750 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2012. As of September 30, 2012, $11,000 remained to be amortized and was recorded as a prepaid expense.

In September 2012, the Company issued an aggregate of 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. The agreement was signed on August 30, 2012 and was for services performed beginning on April 22, 2012 through December 31, 2012.  This agreement extended a previous consulting agreement with the same investor relations firm.   The fair value of the agreement was calculated to be $13,800. The Company expensed $8,625 as a general and administrative expense for the three and nine months ended September 30, 2012 The remaining unamortized amount of $5,175 will be expensed during the fourth quarter of 2012.

(f) Other Stock Issuances

On November 29, 2011, the Company issued an aggregate of 100,000 shares of common stock to four directors as compensation for services. On November 29, 2011, the Company issued 60,000 shares of common stock to an employee. The issuance of these shares was recorded at fair market value, or $104,000.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2012, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we declared a dividend for the Series B Preferred Stock in the amount of $42,279 as of September 30, 2012, compared to $28,099 as of December 31, 2011. For the three months ended September 30, 2012 and 2011, we paid $4,537 and $13,525, respectively, in cash for dividends declared. For the nine months ended September 30, 2012 and 2011, we paid $14,180 and $21,654, respectively, in cash for dividends declared.

(11)  Amount Due to a Related Party

As of September 30, 2012 and December 31, 2011, we had related party notes payable in the amount of $6,270,940 and $5,542,855, respectively, to Mr. Dengyong Jin, who is General Manager of our China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to September 30, 2013 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free, therefore the interest expense of $122,668 and $344,401 calculated at an annual interest rate of 8% was recorded into additional paid in capital for the three and nine months ended September 30, 2012.

(12)  Loan from Unrelated Parties

During the first quarter of 2012, the Company obtained short term borrowings of approximately $9,162,944 from three unrelated parties. The loans of $9,162,944 were all repaid by June 30, 2012. During the third quarter of 2012, the Company obtained short term borrowings of $2,014,174 from an unrelated party. The interest rate was 8% and the interest expense of $201,042 was accrued as of September 30, 2012. Interest expense of $13,428 was accrued for the three months ended September 30, 2012 and the amount was still outstanding as of September 30, 2012. The loans were unsecured.

(13)  Short-term Bank Loans

As of September 30, 2012 and December 31, 2011, short-term loans consisted of the following:

	September 30, 2012 (unaudited)	December 31, 2011

Bank loan from China Everbright Bank, dated July 11, 2011, due and repaid on July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	$-	$6,296,000

Bank loan from China Construction Bank, dated January 10, 2012, due January 11, 2013, with an annual interest rate of 6.56% payable quarterly, secured by property and equipment and land use rights	$4,773,000	$4,722,000

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 9.184% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$4,773,000	$4,722,000

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$4,136,600	$4,092,400

Bank loan from Huaxia Bank, dated June 14, 2011, due and repaid on June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by equipment and land use rights	$-	$5,509,000

Bank loan from Credit Union, dated February 1, 2011, originally due in August 2012, repaid in April 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	$-	$1,259,200

	$32,774,600	$45,488,600

Each of these loans is renewable at the lender’s discretion. As of September 30, 2012, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,208,969 and $957,434 for the three months ended September 30, 2012 and 2011, respectively. Interest expenses were $3,658,844 and $2,364,238 for the nine months ended September 30, 2012 and 2011, respectively.

The weighted average interest rates for these loans were 6.77% and 6.73% as of September 30, 2012 and December 31, 2011, respectively.

There was no capitalized interest for the nine months ended September 30, 2012 and 2011.

(14) Subsequent events

On October 4, 2012, the Company issued an aggregate of 260,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers. All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In the three and nine months ended September 30, 2012, our profits improved from 2011 due to a focus on improving the percentage of our higher profit products in our total sales.

The steel industry started to recover in 2010, in particular since the third quarter of 2010.  Our revenues, gross profits and gross margins improved significantly during the second half of 2010, which continued into the end of 2011. Since the first quarter of 2012, our revenues decreased while our gross margin increased due to our strategy to focus on high profit products. Our gross margin for the three months ended September 30, 2012 was 27.3%, compared to 22.6% for the three months ended September 30, 2011. Our gross margin for the nine months ended September 30, 2012 was 26.7%, compared to 22.4% for the nine months ended September 30, 2011.

We are constructing a new production plant that will specialize in manufacturing high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite. We installed a 4200-ton compressor and 36 annular kilns, which we have completed testing. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011. In addition, the new baking plant will have 36 furnaces, totaling 160 meters in length. The new plant will manufacture a new product, ultra-high power graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high purity graphite products. The industrial applications of the products to be manufactured in the new facility include aerospace, defense, automotive and clean tech end products, which currently carries the greatest demand for all forms of graphite. We believe that this expansion will make us China’s first domestic producer of 800 millimeter diameter ultra-high power electrodes and will further strengthen the Company’s leading position in China’s fine grain graphite market. After completion of the expansion, our annual production capacity will increase to 60,000 tons. The Company is currently operating at 75% production capacity of maximum of 30,000 tons annually.

The current budgeted investment for the construction of our new facility was approximately $11.6 million in the aggregate. Approximately $10 million had been spent as of September 30, 2012.

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

At September 30, 2012, we had short-term bank loans of approximately $32.8 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between July 2012 and June 2013, including approximately $32.8 million owed to the Construction Bank of China. During the nine months ended September 30, 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank. At September 30, 2012, our cash reserves, including restricted cash, were $13.5 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. We make advance deposits to suppliers with available cash to lock in prices. As of September 30, 2012 and December 31, 2011, we advanced to suppliers $2,556,244 and $5,921,970, respectively. The average prices for our products have been increasing since January 2011. In particular, prices for fine grain graphite and high purity graphite products have notably increased in line with the increased raw material cost.

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

Results of Operations

Three months ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended September 30,
	2012		2011
Sales	$6,491	100.0%	$13,592	100.0%
Cost of goods sold	4,722	72.7%	10,516	77.4%
Gross profit	1,769	27.3%	3,076	22.6%
Operating expenses
Selling expenses	64	1.0%	51	0.4%
General and administrative	1,056	16.3%	1, 316	9.7%
Depreciation and amortization	56	0.9%	98	0.7%
Income from operations	1,177	18.1%	1,611	11.9%
Other income	6	0.1%	14	0.1%
Other expense	0.3	0.0%	-	-%
Change in fair value of warrants	(188)	(2.9)%	1	0.0%
Interest expense	(1,209)	(18.6)%	(957)	(7.0)%
Income before income tax expense	(799)	(12.3)%	668	4.9%
Net income	(799)	(12.3)%	668	4.9%
Dividend	(5)	(0.1)%	(14)	(0.1)%
Net income available to common shareholders	(803)	(12.4)%	655	4.8%
Foreign currency translation adjustment	529	8.1%	508	3.7%
Total comprehensive income	$(270)	(4.2)%	$1,176	8.7%

Sales.

During the three months ended September 30, 2012, we had sales of $6,491,133, compared to sales of $13,591,978 for the three months ended September 30, 2011, a decrease of $7,100,845, or approximately 52.2%. Sales decrease was mainly attributable to decreased market demand during the three months ended September 30, 2012 from the slowing down of China’s construction industry. The decrease in tonnage sold is due to fewer orders from certain customers due to price increases and a slight drop in the Chinese construction industry. The average unit selling price of our products decreased 13% during the three months ended September 30, 2012, compared to the same period for the three months ended September 30, 2011, with the 45% decrease in tonnage sold for the period. The average unit selling price of high purity graphite products decreased 3% during the three months ended September 30, 2012, compared to the same period for the three months ended September 30, 2011, with the 50% decrease in tonnage sold for the period.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended September 30, 2012 and 2011, respectively, was as follows:

	September 30, 2012 Sales	% of Total Sales	September 30, 2011 Sales	% of Total Sales
Graphite Electrodes	$788,769	12.1%	$1,812,189	13.3%
Fine Grain Graphite	2,666,957	41.1%	5,780,071	42.5%
High Purity Graphite	2,763,836	42.6%	5,729,840	42.2%
Others (1)	271,571	4.2%	269,878	2.0%
Total	$6,491,133	100.0%	$13,591,978	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin .

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended September 30, 2012, our cost of goods sold was $4,722,151, compared to $10,515,933 for the cost of goods sold for the three months ended September 30, 2011, a decrease of $5,793,782, or approximately 55.1%. The decrease in the cost of sales was directly associated with the decrease in our sales. Our gross margin increased from 22.6% for the three months ended September 30, 2011 to 27.3% for the three months ended September 30, 2012. This increase reflects that the increase in our average unit selling price is higher than the increase in average unit cost.

Operating expenses.

Operating expenses totaled $1,176,968 for the three months ended September 30, 2012, compared to $1,465,103 for the three months ended September 30, 2011, a decrease of $288,135, or approximately 19.7%.

Selling, general and administrative expenses

Selling expenses increased from $51,223 for the three months ended September 30, 2011 to $64,487 for the three months ended September 30, 2012, an increase of $13,264, or 25.9%. The increase of the selling expenses are due to increased transportation expenses for our clients during the three months ended September 31, 2012 compared to the same period last year.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $1,056,283 for the three months ended September 30, 2012, compared to $1,316,048 for the three months ended September 30, 2011, a decrease of $259,765, or 19.7%. The decrease in general and administrative expenses was due to decreased 3rd party consulting expenses and decreased property tax expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The Company appropriately accrued property tax for the fiscal ended December 31, 2011 for all owned land regardless of the purpose of the land. However, in 2012, the government exempted property taxes related to land used that was used for planting green plants and not used for business operations. Therefore, as of September 30, 2012, the Company reversed the property tax expenses that were previously accrued and subsequently exempted.  The Company treated the update as a change in accounting estimate. The Company incurred $137,825 and $357,350 for stock based compensation during the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $564,467 for the three months ended September 30, 2012, compared to $458,680 for the three months ended September 30, 2011, an increase of $105,787, or approximately 23.1%. For the three months ended September 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $508,269 and $56,198, respectively. For the three months ended September 30, 2011, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $360,848 and $97,832, respectively. The increase in depreciation and amortization expenses is a result of additional fixed assets placed in service during 2011.

Income from operations.

As a result of the factors described above, operating income was $592,014 for the three months ended September 30, 2012, compared to $1,610,942 for the three months ended September 30, 2011, a decrease of approximately $1,018,928, or 63.3%.

Other income and expense.

Our interest expense was $1,208,969 for the three months ended September 30, 2012, compared to $957,434 for the three months ended September 30, 2011, reflecting increased interest payments on loans from banks. We used the bank loans to secure additional inventory and to make advanced payments to our suppliers. Other expense, which mainly consisted of fees paid to the government for gardening, was $272 for the three months ended September 30, 2012, compared to $0 for the three months ended September 30, 2011. Other income, which consisted of government grants, was $6,080 for the three months ended September 30, 2012, compared to $14,118 for the three months ended September 30, 2011. Income from changes in the fair value of our warrants was $(188,046) for the three months ended September 30, 2012, compared to $508 for the three months ended September 30, 2011.

Income tax.

During the three months ended September 30, 2012 and 2011, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $175,112, respectively, for the three months ended September 30, 2012 and 2011 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the three months ended September 30, 2012 was $(798,649), compared to $668,134 of net income for the three months ended September 30, 2011, a decrease of $1,466,783, or 219.5%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2012 was $528,509 compared to $508,300 for the three months ended September 30, 2011, an increase of $20,209, or 4.0%.

Dividend expense.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $4,537 and $13,525 for the three months ended September 30, 2012 and 2011, respectively.

Net income (loss) available to common stockholders.

Net income (loss) available to our common stockholders was $(803,186), or $(0.03) per share (basic and diluted), for the three months ended September 30, 2012, compared to $654,609, or $0.03 per share (basic and diluted), for the three months ended September 30, 2011.

Nine months ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Nine months ended September 30,
	2012		2011
Sales	$28,430	100.0%	$37,200	100.0%
Cost of goods sold	20,851	73.3%	28,856	77.6%
Gross profit	7,579	26.7%	8,344	22.4%
Operating expenses
Selling expenses	140	0.5%	158	0.4%
General and administrative	3,078	10.8%	3,920	10.5%
Depreciation and amortization	160	0.6%	192	0.5%
Income from operations	4,200	14.8%	4,075	11.0%
Other income	221	0.8%	90	0.2%
Other expense	(215)	(0.8)%	-	-%
Change in fair value of warrants	(222)	(0.8)%	83	0.2%
Interest expense	(3,659)	(12.9)%	(2,364)	(6.4)%
Income before income tax expense	326	1.1%	1,883	5.1%
Net income	326	1.1%	1,883	5.1%
Dividend	(14)	(0.0)%	22	(0.1)%
Net income available to common shareholders	312	1.1%	1,862	5.0%
Foreign currency translation adjustment	518	1.8%	1,330	3.6%
Total comprehensive income	$844	3.0%	$3,213	8.6%

Sales.

During the nine months ended September 30, 2012, we had sales of $28,429,886, compared to sales of $37,200,337 for the nine months ended September 30, 2011, a decrease of $8,770,451, or approximately 23.6%. Sales decrease was mainly attributable to lower market demand during the nine months ended September 30, 2012, which resulted from the company’s decision in focusing in manufacturing and selling higher margin products. The average unit selling price of our products increased 15% during the nine months ended September 30, 2012, compared to the same period for the nine months ended September 30, 2011, offset by a 34% decrease in tonnage sold during the period. The average unit selling price of high purity graphite products increased 19% during the nine months ended September 30, 2012, compared to the same period ended September 30, 2011, offset by a 33% decrease in tonnage sold during the period. The increase in the average unit selling price of high purity graphite is due to an increase in the cost for raw materials. The decrease in tonnage sold is due to fewer orders from certain customers due to price increases and a slight drop in the Chinese construction industry. The average unit selling price of graphite electrodes products decreased 6% combined with a 34% decrease in tonnage sold during the nine months ended September 30, 2012, compared to the same period ended September 30, 2011. The decrease in average unit selling price and tonnage sold of graphite electrodes is due to decreased demand for lower end products.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the nine months ended September 30, 2012 and 2011, respectively, was as follows:

	September 30, 2012 Sales	% of Total Sales	September 30, 2011 Sales	% of Total Sales
Graphite Electrodes	$3,434,285	12.1%	$5,535,851	14.9%
Fine Grain Graphite	12,443,155	43.8%	15,773,229	42.4%
High Purity Graphite	12,024,784	42.3%	15,125,154	40.7%
Others (1)	527,662	1.8%	766,103	2.0%
Total	$28,429,886	100.0%	$37,200,337	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin .

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the nine months ended September 30, 2012, our cost of goods sold was $20,850,882, compared to $28,855,956 for the cost of goods sold for the nine months ended September 30, 2011, a decrease of $8,005,074, or approximately 27.7%. The decrease in the cost of sales was directly associated with a decrease in our sales. Our gross margin increased from 22.4% for the nine months ended September 30, 2011 to 26.7% for the nine months ended September 30, 2012. This increase reflects the variance in our product mix, which is attributable to an increase of percentage in our sales of fine grain graphite products and high purity graphite products (higher margin products compared to graphite electrodes and other products).

Operating expenses.

Operating expenses totaled $3,378,609 for the nine months ended September 30, 2012, compared to $4,269,760 for the nine months ended September 30, 2011, a decrease of $891,151, or approximately 20.9%.

Selling, general and administrative expenses

Selling expenses decreased from $158,398 for the nine months ended September 30, 2011 to $140,437 for the nine months ended September 30, 2012, a decrease of $17,961, or 11.3%. The decrease was in line with lower sales during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $3,078,144 for the nine months ended September 30, 2012, compared to $3,919,776 for the nine months ended September 30, 2011, a decrease of $841,632, or 21.5%. The decrease in general and administrative expenses was mainly due to decreased 3rd party consulting expenses and property tax expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The company appropriately accrued property tax for the fiscal year ended December 31, 2011 for all owned land regardless of the purpose of the land. However, in 2012, at the completion of the construction on the land, the government exempted property taxes related to land used that was used for planting green plants and not used for business operations. Therefore, as of September 30, 2012, the company reversed the property tax expenses that were previously accrued and subsequently exempted.  The company treated the update as a change in accounting estimate. The company incurred $512,158 and $980,800 for stock based compensation during the nine months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $1,925,159 for the nine months ended September 30, 2012, compared to $1,328,990 for the nine months ended September 30, 2011, an increase of $596,169, or approximately 44.9%. For the nine months ended September 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,765,131 and $160,028, respectively. For the nine months ended September 30, 2011, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,137,404 and $191,586, respectively. The increase in depreciation and amortization expenses is a result of additional fixed assets placed in service during 2011.

Income from operations.

As a result of the factors described above, operating income was $4,200,395, for the nine months ended September 30, 2012, compared to $4,074,621 for the nine months ended September 30, 2011, an increase of approximately $125,774, or 3.1%.

Other income and expenses.

Our interest expense was $3,658,844 for the nine months ended September 30, 2012, compared to $2,364,238 for the nine months ended September 30, 2011, reflecting increased interest payments on loans from banks. We used the bank loans to secure additional inventory and to make advanced payments to our suppliers. Other income, which consisted of government grants, was $221,270 for the nine months ended September 30, 2012, compared to $89,902 for the nine months ended September 30, 2011. Expenses from changes in the fair value of our warrants was $(221,846) for the nine months ended September 30, 2012, compared to income of $83,200 for the nine months ended September 30, 2011.

Income tax.

During the nine months ended September 30, 2012 and 2011, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $235,909 and $534,872, respectively, for the nine months ended September 30, 2012 and 2011 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income.

As a result of the factors described above, our net income for the nine months ended September 30, 2012 was $325,779, compared to $1,883,485 for the nine months ended September 30, 2011, a decrease of $1,557,706, or 82.7%.

Foreign currency translation.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2012 was $518,452 compared to $1,329,748 for the nine months ended September 30, 2011, a decrease of $811,296, or 61.0%.

Dividend expense.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $14,180 and $21,654 for the nine months ended September 30, 2012 and 2011, respectively.

Net income available to common stockholders.

Net income available to our common stockholders was $311,599, or $0.01 and $0.01 per share (basic and diluted), for the nine months ended September 30, 2012, compared to $1,861,831, or $0.08 and $0.08 per share (basic and diluted), for the nine months ended September 30, 2011.

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

At September 30, 2012, we had short-term loans in the aggregate amount of $32,774,600 outstanding, as described below.

	September 30, 2012 (unaudited)	December 31, 2011

Bank loan from China Everbright Bank, dated July 11, 2011, due and repaid on July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	$-	$6,296,000

Bank loan from China Construction Bank, dated January 10, 2012, due January 11, 2013, with an annual interest rate of 6.56% payable quarterly, secured by property and equipment and land use rights	$4,773,000	$4,722,000

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013, with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 9.184% payable quarterly, secured by land use rights	$6,364,000	$6,296,000

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$4,773,000	$4,722,000

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013 with an annual interest rate of 6.10% payable quarterly, secured by land use rights	$4,136,600	$4,092,400

Bank loan from Huaxia Bank, dated June 14, 2011, due and repaid on June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by equipment and land use rights	$-	$5,509,000

Bank loan from Credit Union, dated February 1, 2011, originally due in August 2012, repaid in April 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	$-	$1,259,200

	$32,774,600	$45,488,600

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

At September 30, 2012, cash and cash equivalents were $119,885, compared to $521,450 at December 31, 2011, a decrease of $401,565. Restricted cash increased to $13,364,400 as of September 30, 2012 from $11,694,820 as of December 31, 2011, which was restricted as a requirement by our lenders. Our working capital increased by $7,277,100 to $8,333,165 at September 30, 2012 from $1,056,065 at December 31, 2011.

As of September 30, 2012, accounts receivable, net of allowance, was $11,812,372, compared to $12,541,321 at December 31, 2011, a decrease of $728,949, or 5.81%. The increase was due to slower collection of some outstanding receivables during the nine months ended September 30, 2012. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of September 30, 2012.

As of September 30, 2012, inventories were $47,867,399, compared to $37,430,248 at December 31, 2011, an increase of $10,437,151, or 27.88%. The increase in inventories is due to an increase in the cost of raw materials.

As of September 30, 2012, prepaid expenses were $74,017, compared to $452,730 at December 31, 2011, a decrease of $378,713, or 83.65%. The decrease in prepaid expenses is attributable to the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers decreased from $5,921,970 at December 31, 2011 to $2,556,244 at September 30, 2012, a decrease of $3,365,726. The decrease is because the Company has received a lot of advanced products by the end of September 30, 2012.  No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $16,763,100 to $24,342,300 from December 31, 2011 to September 30, 2012. The notes payable were secured by $13,364,400 of restricted cash at September 30, 2012. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Accounts payable increased from $1,340,498 at December 31, 2011 to $4,699,301 at September 30, 2012, an increase of $3,358,803. The increase in accounts payable resulted from an increase in the purchase of inventories and other purchases as of September 30, 2012 because of an increase in raw material cost.

Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011

The following table sets forth information about our net cash flow for the nine months indicated:

Cash Flows Data:
	For Nine Months Ended September 30,
	2012	2011
Net cash flows provided by (used in) operating activities	$538,078	$(9,916,027)
Net cash flows used in investing activities	$(1,544,591)	$(7,137,821)
Net cash flows provided by financing activities	$607,301	$17,791,406

Net cash flow provided by operating activities was $538,078 for the nine months ended September 30, 2012, compared to $9,916,027 net cash flow used in operating activities for the nine months ended September 30, 2011, an increase of $10,454,105, or 105.4%. The increase in net cash flow provided by operating activities was mainly due to the use of our prepaid advances to suppliers of $5.3 million, the increase in accounts payable and accrued liabilities of $6.1 million due to raw material purchases and the increase in accounts receivable collections during the period of $3.8 million, offset by the increase of inventories of $3.3 million because of the increasing cost of raw materials and decreased advances from customers of $3.1 million.

Net cash flow used in investing activities was $1,544,591 for the nine months ended September 30, 2012, compared to $7,137,821 for the nine months ended September 30, 2011, a decrease of $5,593,230, or 78.4%. The decrease is mainly attributable to fewer payments for construction in process during the nine months ended September 30, 2012 as there was more construction during the nine months ended September 30, 2011. In the nine months ended September 30, 2011, the Company was constructing a 4200-ton compressor and 36 annular kilns. The 4200-ton compressor began trial production in October 2011, and the 36 annular kilns began trial production in August 2011.  For land improvements related to the property adjacent to the property, phase 1 is near completion, causing fewer payments during the period.

Net cash flow provided by financing activities was $607,301 for the nine months ended September 30, 2012, compared to $17,791,406 net cash flow provided by financing activities for the nine months ended September 30, 2011, a decrease of $17,184,105, or 96.6%.  The decrease in net cash flow provided by financing activities was mainly due to increased net repayment to bank loans of $19 million offset by increased net loans from unrelated parties of $2 million.

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

For the nine months ended September 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.5%, and 26.2%, respectively of the total sales. For the nine months ended September 30, 2011, three customers accounted for 10% or more of sales revenues, representing 32.8%, 25.5%, and 10.2%, respectively of the total sales. As of September 30, 2012, there were two customers that constituted 44.9%, and 20.0% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the nine months ended September 30, 2012, three suppliers accounted for 10% or more of our total purchases, representing 28.0%, 16.1% and 10.4%, respectively. For the nine months ended September 30, 2011, four suppliers accounted for 10% or more of our total purchases, representing 41.6%, 14.0%, 13.1% and 12.5% of our total purchase, respectively.

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

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

On June 21, 2012, the Company issued 100,000 shares of common stock as compensation for one service company. On September 7, the Company retired these 100,000 shares of common stock.

On July 6, 2012, the Company issued 45,000 shares of common stock as compensation for one service company.

On September 6, 2012, the Company issued 30,000 shares of common stock as compensation for one service company.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 13, 2012	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 13, 2012	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer