Form 10-K
period 2012-12-31
China Carbon Graphite Group, Inc.
filed 2013-04-16
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 14,548,536. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 29, 2012 was $7,419,753.

The number of shares of the registrant’s common stock outstanding as of April 15, 2013 was 25,137,518.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”) and XingheYongle Carbon Co., Ltd. (“Yongle”), and its controlled entity, XingheXingyong Carbon Co., Ltd. (“Xingyong”), which is a variable interest entity that has entered into contractual arrangements with Yongle and whose financial statements are consolidated with ours.

Our business is conducted in the People’s Republic of China (“China” or the “PRC”). “RMB” refers to Renminbiyuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in the PRC and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2012, our revenues and profits decreased from 2011 due to a decrease in demand for our products, which resulted from more competitive market conditions, as discussed in greater detail below under the heading “Results of Operations” in Item 7.

Our Growth Strategy

In 2013, our primary strategy is to maximize our production capacity, and to continue to improve gross profits by further adjusting our product mix towards higher margin products. Our long-term strategy is to:

☐	initiate production and sales of ultra-high graphite electrodes with a diameter of 800 millimeters;

☐	increase production capacity of our existing fine grain graphite and high-purity graphite products;

☐	vertically integrate raw material providers with the objective of becoming a vertically integrated leader in the Chinese graphite industry;

☐	improve our gross profits by continuing to focus on higher margin products such as ultra-high graphite electrodes, fine grain graphite and high purity graphite; and

☐	Develop isostatic graphite, including solar, nuclear and semiconductor products.

There are currently 13 nuclear power plants in the PRC, with 25 more plants currently under construction.  Each of China’s 13 operating nuclear power reactors requires at least 10,000 tons of nuclear graphite every year. These power plants currently purchase their nuclear graphite from manufacturers in foreign countries, including Japan, Germany and the United States, which involves greater costs than purchasing from local Chinese companies.  We know of only one graphite manufacturer in China that currently produces nuclear graphite that meets the specifications of these power plants. Only graphite rods with a diameter of more than 840 millimeters and a purity of more than 99.9999% may be used in nuclear power reactors. To date, we have produced only samples that meet these standards. The highest level of purity of the graphite that we currently produce has a diameter of 800 millimeters. The Company believes that nuclear power plants will increase the demand for graphite and the Company is planning to provide quality products for this increasing demand in the long term.

In January 2011, we completed the construction of a production plant, whose annual production capacity is 30,000 tons. The new facility began production in November 2011. The new plant is used to manufacture a new product, ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with existing fine grain and high-purity graphite products. The industrial applications of the products manufactured in the new facility include aerospace, defense, automotive and clean tech end products, which currently carries the greatest demand of all forms of graphite. We believe that this expansion makes us China’s first domestic producer of 800 millimeter diameter ultra-high electrodes and further strengthens the Company’s leading position in China’s fine grain graphite market.  With the addition of our new facility, the Company has an annual production capacity of 60,000 tons.

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

Pursuant to the contractual agreements between Yongle and Xingyong, Xingyong has agreed to the following:

Exclusive Technical Consulting and Services Agreement.  Pursuant to the technical consulting and services agreement entered into on December 7, 2007 between Yongle and Xingyong, Yongle has agreed to provide technical and consulting services related to the business operations of Xingyong. As consideration for such services, Xingyong has agreed to pay to Yongle a service fee equal to 80% to 100% of the profits of Xingyong. The exact fee is calculated and paid on a quarterly basis, and is determined based on a number of factors, including but not limited to the complexity of the services provided and the commercial value of the services provided.  The term of the exclusive technical consulting and services agreement is 10 years from the date thereof. Yongle may extend the term of such agreement. The parties may terminate the agreement, prior to its expiration, upon the mutual consent of Yongle and Xingyong.

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

Option Agreement.  Yongle entered into an option agreement on December 7, 2007 with each of the shareholders of Xingyong, as well as Xingyong itself, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a 10 year term.  Upon the request of Yongle, the parties shall extend the term of the option agreement .

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

There are three principal types of natural graphite, each occurring in different types of ore deposits:

☐	Crystalline flake graphite, or flake graphite, occurs as isolated, flat, plate-like particles with hexagonal edges, if unbroken, and when broken, the edges can be irregular or angular.

☐
Amorphous graphite occurs as fine particles and is the result of thermal metamorphism of coal, the last stage of coalification, and is sometimes called meta-anthracite. Very fine flake graphite is sometimes called amorphous in the trade.

☐	Lump graphite, or vein graphite, occurs in fissure veins or fractures and appears as massive platy intergrowths of fibrous or acicular crystalline aggregates, and is probably hydrothermal in origin.

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

Based on informal discussions with others in our industry, we believe that therods produced by us are currently the largest available in China’s graphite market. We also completed building a new plant to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters in 2011. This new plant has technologically advanced equipment capable of producing ultra-high electrodes with a diameter as large as 800 millimeters and rounded fine grain electrodes with a diameter as large as 600 millimeters. We believe we are China’s first domestic producer of 800 millimeter diameter ultra-high graphite electrodes. Such expansion further strengthened our position in China’s graphite market.

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

Our Raw Materials and Suppliers

The principal raw materials that we use are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase all of our raw materials from domestic Chinese suppliers. We do not have any long-term contracts with our suppliers.  As a result, the cost of our raw materials is not fixed.  Average prices for our major raw materials have decreased during the year ended December 31, 2012.  In times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

In 2012, 68% of our raw materials were provided by the following two suppliers (dollars in thousands):

Name	Cost of Supplies	Percentage of Total
Tianjin Longhui Graphite Products Company	$16,566	52%
Shanxi Wenshuitai Chemical Inc.	$5,255	16%

In 2011, 88% of our raw materials were provided by the following five suppliers (dollars in thousands):

Name	Cost of Supplies	Percentage of Total
Tianjin Longhui Graphite Products Company	$24,654	45%
Shanxi Wenshuitai Chemical Inc.	$6,331	12%
China Jinxi Petrochemical Inc.	$5,852	11%
Shanghai Hongte Chemical Inc.	$5,632	10%
NeimengguWumeng Electricity Bureau	$5,487	10%

As seen in the table above, substantially all of our supplies in 2012 were purchased from two suppliers. However, because of the diversity of available sources of these raw materials, we believe that our raw materials are currently in adequate supply and will continue to be so in the future.

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

Our distributors and customers generally purchase on credit, depending on their credit history and volume of purchases from us.  During 2010, as a result of the global economic recovery and the expansion of our production capacity, we experienced an increased demand for our products and increased sales. This trend continued in 2011 due to the continued recovery of the global economy. However since the beginning of 2012, the demand of our products decreased due to lower production levels by the steel companies that are our major clients. This led to a decrease in our net accounts receivable from $12.5 million at December 31, 2011 to $11.2 million at December 31, 2012.

Sales to three of our distributors in 2012 and two of our distributors in 2011 accounted for 10% or more of our net sales in 2012 as follows (dollars in thousands):

	2012		2011
Name	Sales	Percent of Net Sales	Sales	Percent of Net Sales
Changzhou Zhenrun Carbon Products Sales Co., Ltd.	$12,285	26%	$19,456	32%
Tianjin Shunhai Carbon Technology Inc.	$10,319	22%	$14,521	24%
Changzhou Xinyuan Zhou Trading Company	$8,456	18%	$-	0%

As seen in the table above, approximately 66% of our sales in 2012 were from three of our distributors. We have not entered into long-term agreements with these distributors. Consequently, if orders from these distributors decrease, our business could be harmed.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising.  Our sales and marketing force consists of 30 people located at our Inner Mongolia facility who market our products primarily to distributors, and, to a lesser extent, end users, in the PRC. Our marketing effort is oriented toward working with distributors, who purchase our products and then sell them to end users in China and in foreign countries, including Japan, the United States, Spain, England, South Korea and India.

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

Statutory Reserve

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

Employees

As of December 31, 2012 and 2011, we had 560 full-time employees, of whom 210 were in manufacturing, 260 were technical employees who were also engaged in research and development, 60 were executive and administrative employees and 30 were sales and marketing employees. We believe that our relationship with our employees is good.

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

Pursuant to the business operations agreement between Yongle and Xingyong, Xingyong is obligated to pay between 80% and 100% of its net income to Yongle, subject to annual negotiation. Although Xingyong paid 100% of its net income to Yongle in 2011 and 2012, there is no assurance that it will continue to do so in the future. Our profitability would be affected if the percentage of Xingyong’s net income that is payable to us decreases.

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

Risks Related to Our Business

If the downturn of the steel industry in China continues, we may have decreased sales, which may impair our ability to continue operating our business.

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by significant decreases of demand during periods of economic weakness. In 2012, the Chinese steel industry experienced a significant decrease in demand, which in turn led to a significant decrease in demand for our products, which serve as raw materials for the steel industry. As a result, our sales decreased in 2012. If the steel industry continues to downturn, our business will be affected.

If our lenders demand payment when our loans are due, we may have difficulty in making payments, which may impair our ability to continue operating our business.

At December 31, 2012, we had short-term bank loans of approximately $38.7 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between January 2013 and November 2013, including approximately $33 million owed to the Construction Bank of China. Historically, we have rolled over our short-term loans when they became due.  However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature.  If the lenders demand repayment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, including restricted cash, which at December 31, 2012 were $22.2 million, are insufficient to pay off our loans when due.

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

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2011 and decreased in 2012 and we anticipate the prices started to increase in 2013.

In times of decreasing prices, we may have to sell our products at prices that are lower than the costs at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust the prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

As we expand our operations, we may need to establish a more diverse supplier network for our raw materials.  The failure to secure a more diverse and reliable supplier network may have an adverse effect on our financial condition.

In 2012, we purchased almost all of our raw materials from a small number of suppliers.  As we increase the scale of our production, we may need to establish a more diverse supplier network, while attempting to continue to leverage our purchasing power to obtain favorable pricing and delivery terms.  However, in the event that we need to diversify our supplier network, we may not be able to procure a sufficient supply of raw materials at competitive prices, which may have an adverse effect on our results of operations, financial condition and cash flows.

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

Our revenue is dependent in large part on significant orders from a limited number of distributors, who may vary from period to period. During the year ended December 31, 2012, three distributors accounted for approximately $31.06 million, or 65.9%, of our revenue, and during the year ended December 31, 2011, two distributors accounted for approximately $33.98 million, or 56.0%, of our revenue. We do not have long-term contracts with these distributors. Demand for our products depends on a variety of factors including, but not limited to, the financial condition of our distributors, the end users of our products and their customers and general economic conditions. If sales to any of our large distributors are substantially reduced for any reason, as occurred during the recent economic downturn, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

☐
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

☐
slower consumer spending may result in reduced demand for our products, reduced orders from customers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins;

☐
continued volatility in the global markets and fluctuations in exchange rates for foreign currencies and contracts in foreign currencies could negatively impact our reported financial results and condition; and

☐	continued volatility in the prices for commodities and raw materials that we use in our products could have a material adverse effect on our costs, gross margins, and ultimately our profitability.

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

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffective, we are unable to assure investors that:

☐	we will be able to capitalize on economic reforms;

☐	the Chinese government will continue its pursuit of economic reform policies;

☐	the economic policies, even if pursued, will be successful;

☐	economic policies will not be significantly altered from time to time; and

☐	business operations in China will not become subject to the risk of nationalization.

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

As of December 31, 2012, Sincere owned 42% of our outstanding common stock. Family members of Mr. Denyong Jin, General Manager of our China operations, have control of Sincere. As a result, they exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interests of the Company.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

☐	quarterly variations in our revenues and operating expenses;

☐	developments in the financial markets and worldwide economies;

☐	announcements of innovations or new products or services by us or our competitors;

☐	announcements by the PRC government relating to regulations that govern our industry;

☐	significant sales of our common stock or other securities in the open market;

☐	variations in interest rates;

☐	changes in the market valuations of other comparable companies; and

☐	changes in accounting principles.

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

Our board of directors has the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interest of the holders of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Transactions engaged in by our majority stockholder may have an adverse effect on the price of our stock.

We do not know what plans, if any, Sincere, our majority stockholder, has with respect to its ownership of our stock. In the event that it sells a substantial number of its shares of our common stock, such sale may lower the price of our stock.

ITEM 1B.	Unresolved Staff Comments.

Not required

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

Our common stock is quoted on the OTC Bulletin Board, or OTC, under the symbol “CHGI.OB”.  As of April 15, 2013, the closing price for our common stock was $0.40 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$0.68	$0.40
Second Quarter (through April 12, 2013)	$0.40	$0.25

Fiscal Year Ended December 31, 2012
First Quarter	$1.22	$0.45
Second Quarter	$0.98	$0.51
Third Quarter	$0.68	$0.33
Fourth Quarter	$0.72	$0.33

Fiscal Year Ended December 31, 2011
First Quarter	$2.40	$1.60
Second Quarter	$1.75	$0.82
Third Quarter	$1.25	$0.90
Fourth Quarter	$0.87	$0.48

Approximate Number of Holders of Our Common Stock

On April 15, 2013, there were approximately 34 stockholders of record of our common stock.

Transfer Agent

The transfer agent for the common stock is Empire Stock Transfer Inc. The transfer agent’s address is 2470 Saint Rose Parkway, Suite 304, Henderson, NV, and its telephone number is (702) 974-1444.

Dividend Policy

While we are required to pay dividends on the shares of our Series B Preferred Stock, we have never declared or paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. In addition, any dividend payment that the Company makes is subject to foreign exchange rules governing repatriation. Current regulations in China permit our operating company to pay dividends to us only out of accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. The inability of our operating company to pay dividends or make other payments to us may limit our ability to pay dividends to holders of our Series B Preferred Stock.

As of December 31, 2012, there were no shares of our Series A Preferred Stock outstanding and 300,000 shares of our Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Redemption of Series B Preferred Stock

On December 22, 2011, all outstanding shares of Series B Preferred Stock became redeemable.  The redeemable preferred stock was reclassified to temporary equity as of December 31, 2011 and was recorded as temporary equity as of December 31, 2012.”. The redemption price for the outstanding shares of Series B Preferred Stock that the Company will redeem is approximately $360,000.  As a result of China’s foreign currency control, the Company has applied to SAFE to obtain approval to make the foreign currency payment of the redemption price to holders of the outstanding shares of Series B Preferred Stock.
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

During the year ended December 31, 2012, we issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon conversion of an aggregate of 126,110 shares of Series B Preferred Stock.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2012, we issued an aggregate of 310,000 shares of common stock to four different parties in exchange for consulting and investor relations services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2012, we issued an aggregate of 160,000 shares of common stock to our directors and one employee as compensation. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2012, we issued an aggregate of 1,500,000 shares of common stock at prices between $0.50 and $0.56 per share to unrelated parties to raise money for our operations. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2012, our revenues and profits decreased from 2011 due to a decrease in demand for our products, which resulted from more competitive market conditions, as discussed in greater detail below under the heading “Results of Operations.”

The steel industry started to recover in 2010, in particular since the third quarter of 2010. Our revenues, gross profits and gross margins improved significantly during the second half of 2010, which continued into the end of 2011. In 2012, our revenues decreased due to slowdown of steel industry while our gross margin increased due to change of our product mixes with a higher percentage of high profit products. Our gross margin for the year ended December 31, 2012 was 21.5%, compared to 23.2% for the year ended December 31, 2011.

Our cash increased and our accounts receivables decreased during the year ended December 31, 2012 compared to the year ended December 31, 2011, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of December 31, 2012 was adequate. The margin for large size ultra-high power graphite electrodes is high due to the shortage of supply compared to demand. We estimate that this trend will continue for the near future. We plan to continue to focus on increasing the percentage of our high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite.

The current budgeted investment for the construction of our new facility was approximately $12.2 million in the aggregate. Approximately $12.0 million had been spent as of December 31, 2012.

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

At December 31, 2012, we had short-term bank loans of approximately $38.7 million.  These bank loans, which are secured by liens on our fixed assets and land use rights, are due between January 2013 and November 2013, including approximately $33 million owed to the Construction Bank of China. During the year ended December 31, 2012 and the first quarter of 2013, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank, including a loan for $4.72 million that was originally due on January 11, 2013, and a short-term bank loan from Credit Union that was originally due in February 2012.  In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2012, the unpaid principal balance drawn from the secured line of credit was $39.5 million, including $33 million of short-term bank loans and $6.5 million of notes payable.  Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment  when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At December 31, 2012, our cash reserves, including restricted cash, were $22.2 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and 2011, but decreased during the year ended December 31, 2012. Selling price of our products also decreased in 2012, resulting in decreases in our gross margin. Prior to 2012, we made advance deposits to suppliers with available cash to lock in prices when the raw material prices were on the rise.  The balance of advance deposits to suppliers reduced in 2012 due to the decrease in raw material prices and partially because of a write-off of $1,558,643 for uncollectible advances.  As of December 31, 2012 and 2011, advances to suppliers amounted to $1,177,462 and $5,921,970, respectively.

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

Results of Operations

Fiscal Years Ended December 31, 2012 and 2011

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Year ended December 31,
	2012		2011
Sales	$31,483	100.0%	$49,847	100.0%
Cost of goods sold	24,708	78.5%	38,262	76.8%
Gross profit	6,775	21.5%	11,585	23.2%
Operating expenses
Selling expenses	254	0.8%	598	1.2%
General and administrative	6,785	21.6%	5,420	10.9%
Depreciation and amortization	237	0.8%	224	0.4%
Income (loss) from operations	(0.5)	(1.6)%	5,343	10.7%
Other income	1,652	5.2%	1,167	2.3%
Other expense	(357)	(1.1)	-	-%
Change in fair value of warrants	(50)	(0.2)%	(87)	(0.2)%
Interest expense	(4,305)	(13.7)%	(3,451)	(6.9)%
Net income (loss)	(3,562)	(11.3)%	2,972	6.0%
Preferred Stock Dividend	(19)	(0.1)%	(28)	(0.1)%
Net income (loss) available to common shareholders	$(3,580)	(11.4)%	$2,944	5.9%

Sales.

During the year ended December 31, 2012, we had sales of $31,482,852, compared to sales of $49,846,744 for the year ended December 31, 2011, a decrease of $18,363,892, or approximately 36.8%. Sales decrease was mainly attributable to a significant decrease in the demand for our products during the year ended December 31, 2012, which resulted from the struggle of steel companies.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, in 2012 and 2011, respectively, was as follows:

	2012 Sales	% of Total Sales	2011 Sales	% of Total Sales
Graphite Electrodes	$4,606,297	14.6%	$6,396,600	12.8%
Fine Grain Graphite	13,180,892	41.9%	21,787,763	43.7%
High Purity Graphite	13,208,307	42.0%	20,692,796	41.5%
Others (1)	487,356	1.5%	969,585	2.0%
Total	$31,482,852	100.0%	$49,846,744	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the year ended December 31, 2012, our cost of goods sold was $24,707,625, compared to $38,261,812 for the cost of goods sold for the year ended December 31, 2011, a decrease of $13,554,187, or approximately 35.4%.  The decrease in the cost of sales was directly associated with a decrease in the cost of raw materials due to decrease in sales volume and decreased average raw material cost. Our gross margin decreased from 23.2% for the year ended December 31, 2011 to 21.5% for the year ended December 31, 2012. This decrease is mainly due to the decreased gross profit rate for graphite electrodes.

Operating expenses.

Operating expenses totaled $7,275,959 for the year ended December 31, 2012, compared to $6,242,033 for the year ended December 31, 2011, an increase of $1,033,926, or approximately 16.6%.

Selling, general and administrative expenses

Selling expenses decreased from $597,802 for the year ended December 31, 2011 to $253,604 for the year ended December 31, 2012, a decrease of $344,198, or 57.6%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the year ended December 31, 2012 as compared to the year ended December 31, 2011, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $6,785,273 for the year ended December 31, 2012, compared to $5,420,157 for the year ended December 31, 2011, an increase of $1,365,116, or 25.2%. The increase in general and administrative expenses was mainly due to increased bad debt expenses offset by decreased third party consulting expenses and property tax expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011. The company appropriately accrued property tax for the fiscal year ended December 31, 2011 for all owned land regardless of the purpose of the land. However, in 2012, at the completion of the construction on the land, the government exempted property taxes related to land that was used for planting green plants and not used for business operations. Therefore, as of December 31, 2012, the company reversed the property tax expenses that were previously accrued and subsequently exempted. In addition, the company incurred $258,500 and $1,338,150 for stock based compensation during the years ended December 31, 2012 and 2011, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $3,298,709 for the year ended December 31, 2012, compared to $1,803,770 for the year ended December 31, 2011, an increase of $1,494,939, or approximately 82.9%. For the year ended December 31, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $3,061,627 and $237,082, respectively.  For the year ended December 31, 2011, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,579,696 and $224,074, respectively The slight increase in depreciation and amortization expenses is a result of additional fixed assets placed in service during 2011.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $(500,733) for the year ended December 31, 2012, compared to operating income of $5,342,899 for the year ended December 31, 2011, a decrease of approximately $5,843,631, or 109.4%.

Other income and expenses.

Our interest expense was $4,305,796 for the year ended December 31, 2012, compared to $3,451,034 for the year ended December 31, 2011, reflecting increased interest payments on loans from banks. We used the additional bank loans to secure additional inventory because raw material prices are rising. Other income, which consisted of government grants, was $1,651,640 for the year ended December 31, 2012, compared to $1,167,077 for the year ended December 31, 2011. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $49,557 for the year ended December 31, 2012, compared to $86,691 for the year ended December 31, 2011.

Income tax.

During the years ended December 31, 2012 and 2011, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $833,119, respectively, for 2012 and 2011 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the year ended December 31, 2012 was $(3,561,515), compared to net income of $2,972,251 for the year ended December 31, 2011, a decrease of $6,533,766, or 219.8%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2012 was $1,039,383, compared to $1,599,128 for the year ended December 31, 2011, a decrease of $559,745, or 35.0%.

Preferred Stock Dividend.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $18,717 and $28,099 for the years ended December 31, 2012 and 2011, respectively.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $3,580,232, or $(0.15) and $(0.15) per share (basic and diluted), for the year ended December 31, 2012, compared to net income of $2,944,152, or $0.13 and $0.13 per share (basic and diluted), for the year ended December 31, 2011.

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

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from short-term and long-term loans   from banks in China, loans from an unrelated party and loans from a related party. Currently and for the last two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from a related party. The Company is able to operate with a low net working capital because of local community and governmental support in Inner Mongolia. For example, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities, as described below under the heading “Summary of Significant Accounting Policies—Land Use Rights.”

At December 31, 2012, we had short-term loans in the aggregate amount of $38,680,500 outstanding, as described below.

	December 31,	December 31,
	2012	2011

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	$6,420,000	$-

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,420,000	-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,420,000	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,617,500	-

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	4,815,000	-

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,815,000	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,173,000	-

Bank loan from China Everbright Bank, dated July 11, 2011, due and repaid on July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	-	6,296,000

Bank loan from China Construction Bank, dated February 28, 2011, due January 10, 2012, with an annual interest rate of 5.81% payable monthly, secured by property and equipment and land use rights and , renewed at an interest rate of 6.56% with a maturity date of January 2012.	-	4,722,000

Bank loan from China Construction Bank, dated September 6, 2010, originally due September 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% and has a maturity date of August 28, 2012	-	6,296,000

Bank loan from China Construction Bank, dated August 23, 2010, originally due August 22, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 14, 2012	-	6,296,000

Bank loan from China Construction Bank, dated August 6, 2010, originally due August 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 2, 2012	-	6,296,000

Bank loan from China Construction Bank, dated September 16, 2010, originally due September 15, 2011 with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of September 27, 2012	-	4,722,000

Bank loan from China Construction Bank, dated September 16, 2010, originally due September 15, 2011 with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of September 27, 2012	-	4,092,400

Bank loan from Credit Union, dated February 1, 2011, originally due in August 2012, repaid in April 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	-	1,259,200

Bank loan from Huaxia Bank, dated June 14, 2011, due and repaid on June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by building and land use rights	-	5,509,000

	$38,680,500	$45,488,600

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2012, the unpaid principal balance drawn from the secured line of credit was $39.5 million, including $33 million of short-term bank loans as disclosed above and $6.5 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of December 31, 2012, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $4,305,796 and $3,451,037 for the years ended December 31, 2012 and 2011, respectively.

The weighted average interest rates for these loans were 6.92% and 6.73% as of December 31, 2012 and 2011, respectively.

There was no capitalized interest for the years ended December 31, 2012 and 2011.

Long term bank loan:

	December 31,	December 31,
	2012	2011
Bank loan from Credit Union, dated April, 2012, due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	$4,782,900	$-

Historically we have been able to renew our short-term loans on an annual basis. Although we believe that we will be able to obtain extensions of these loans when they mature, we cannot assure investors that such extensions will be granted. In the event repayment of the loans is not extended and we default on our obligations, the lenders could call the loans, foreclose on the collateral securing the loans or seek other remedies. If a lender foreclosed on our land, the lender would acquire the land use rights to such land, which rights are currently held by us. In addition, because we did not pay for the land use rights that were granted to us with respect to a portion of our facilities, we are required to keep such property in good condition and to allocate a portion of the land as a park that can be accessed by the public. In such an event, our operations and financial conditions would be materially adversely affected and we would be forced to cease operations if alternative funding is not obtained.

Despite a low amount of working capital, we are able to operate our business through bank financing, loans from related and unrelated parties and issuing equity in exchange for certain services provided. Our long-term goal is to continue to roll over short-term loans and obtain positive cash flows from collecting our outstanding accounts receivable and sales of inventory until our new facility is operating at full capacity. We have the ability to manage and predict our cash flow for inventory purchases and advances to suppliers because the length of the time it takes to complete purchase orders for customers, which on average is six months. Our customers must order products well in advance of productions, as a purchase order is fulfilled only six months after such order is placed, thereby allowing us to predict cash flow. During the interim, we expect that anticipated cash flows from future operations, short-term and long-term bank loans and loans from unrelated or related parties will be sufficient to fund our operations through at least the next twelve months, provided that:

☐	we generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

☐	our banks continue to provide us with the necessary working capital financing; and

☐	we are able to generate savings by improving the efficiency of our operations.

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

At December 31, 2012, cash and cash equivalents were $129,746, compared to $521,450 at December 31, 2011, a decrease of $391,704. Restricted cash increased to $22,149,000 as of December 31, 2012 from $11,694,820 as of December 31, 2011, which was restricted as a requirement by our lenders. Our working capital decreased by $1,547,813 to a deficit of $491,747 at December 31, 2012 from working capital of $1,056,066 at December 31, 2011.

As of December 31, 2012, accounts receivable, net of allowance, was $11,239,002, compared to $12,541,321 at December 31, 2011, a decrease of $1,302,319, or 10.38%. The decrease was due to decreased sales during the year ended December 31, 2012. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of December 31, 2012.

As of December 31, 2012, inventories were $48,417,875, compared to $37,430,248 at December 31, 2011, an increase of $10,987,627, or 29.35%. The increase in inventories is due to slower sales.

As of December 31, 2012, prepaid expenses were $280,779, compared to $452,730 at December 31, 2011, a decrease of $171,951, or 37.98%. The decrease in prepaid expenses is attributable to the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers decreased from $5,921,970 at December 31, 2011 to $1,177,462 at December 31, 2012, a decrease of $4,744,508. The decrease is because the Company has received some advanced products by the end of December 31, 2012.  No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $16,763,100 to $40,606,500 from December 31, 2011 to December 31, 2012. The increase is due to the Company obtaining additional fund to secure its inventory. The notes payable were secured by $22,149,000 of restricted cash at December 31, 2012. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Accounts payable increased from $1,340,498 at December 31, 2011 to $2,250,745 at December 31, 2012, an increase of $910,247. The increase in accounts payable resulted from an increase in the purchase of inventories and other purchases as of December 31, 2012.

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:
	For Year Ended December 31
	2012	2011
Net cash flows used in operating activities	$(4,934,906)	$(8,256,429)
Net cash flows used in investing activities	$(5,679,080)	$(8,562,060)
Net cash flows provided by financing activities	$10,222,383	$17,032,709

Net cash flow used in operating activities was $4,934,906 for the year ended December 31, 2012, compared to $8,256,429 for the year ended December 31, 2011, a decrease of $3,321,523, or 40.2%. The decrease in net cash flow used in operating activities was mainly due to increased accounts receivable of $7.5 million, increased payments for accounts payable and accrued liabilities of $5.5 million and increased payments for prepaid expenses of $0.1 million, which was offset by, less net income of $7.0 million, less stock compensation of $1.4 million, less payments for other payables of $1.0 million and less payments made for taxes payable of $2.6 million.

Net cash flow used in investing activities was $5,679,080 for the year ended December 31, 2012, compared to $8,562,060 for the year ended December 31, 2011, a decrease of $2,882,980, or 33.7%. Approximately $5.6 million was spent on construction costs and $0.07 million was spent for property and equipment for our new construction during the year ended December 31, 2012. Approximately $2.8 million was spent on construction costs and $5.8 million was spent for property and equipment for our new factory during the year ended December 31, 2011, including the installation of a 4200-ton compressor and 36 annular kilns.

Net cash flow provided by financing activities was $10,222,383 for the year ended December 31, 2012, compared to $17,032,709 for the year ended December 31, 2011, a decrease of $6,810,326, or 40.0%.  The decrease in net cash flow provided by financing activities was due to the decrease in short-term loans entered into during the year ended December 31, 2012, which offset by a decrease in the amount of restricted cash of $10.1 million required to secure our notes payable and increase in additional notes payable. The Company had approximately $23.2 million of notes payable for the year ended December 31, 2012, compared to $16.5 million for the year ended December 31, 2011. In addition, the aggregate amount of outstanding short-term loans borrowed and repaid increased for the year ended December 31, 2012. The Company borrowed $50.5 million in short-term bank loans and repaid $42.9 million during the year ended December 31, 2012, while the Company borrowed $45.5 million in short-term bank loans and repaid $34.0 million for the year ended December 31, 2011.

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

For the year ended December 31, 2012, two customers accounted for 10% or more of sales revenues, representing 33.1% and 27.8%, respectively of the total sales. For the year ended December 31, 2011, two customers accounted for 10% or more of sales revenues, representing 32.1% and 24.0%, respectively of the total sales. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the year ended December 31, 2012, two suppliers accounted for 10% or more of our total purchases, representing 51.6% and 16.3%, respectively. For the year ended December 31, 2011, five suppliers accounted for 10% or more of our total purchases, representing 45.0%, 12.0%, 11.0%, 10.0%, and 10.0%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2012 and 2011.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $3,120,486 for the year ended December 31, 2012. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2012 or December 31, 2011 and therefore, no allowance for inventory was necessary.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at December 31, 2012 and 2011.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2012 and 2011 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	$-	$-	$224,362

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability	$174,805	$-	$-	$174,805

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the years ended December 31, 2012 and 2011.

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

Stock compensation expenses of $258,500 and $1,338,150 of were amortized and recognized as general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F2-F3
Consolidated Financial Statements
Condensed Consolidated Balance Sheets	F-4
Condensed Consolidated Statements of Operations and Comprehensive Income	F-5
Condensed Consolidated Statements of Cash Flows	F-6
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity	F-7
Notes to Consolidated Financial Statements	F-8 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Carbon Graphite Group, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
April 15, 2013

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’
China Carbon Graphite Group, Inc.
Chengguantown, Inner Mongolia, China

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Carbon Graphite Group, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.)

Shenzhen, P.R. China
March 30, 2012

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As Of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$129,746	$521,450
Restricted cash	22,149,000	11,694,820
Accounts receivable, Net	11,239,002	12,541,321
Notes receivable	-	188,880
Advance to suppliers	1,177,462	5,921,970
Inventories	48,417,875	37,430,248
Prepaid expenses	280,779	452,730
Other receivables, net of allowance of $220,339 and $24,397, respectively	35,655	513,000
Total current assets	83,429,519	69,264,419

Property And Equipment, Net	40,964,363	36,719,595

Construction In Progress	7,324,379	6,414,847

Land Use Rights, Net	9,657,419	10,699,059
Total Assets	$141,375,680	$123,097,920

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,250,745	$1,340,498
Advance from customers	1,368,525	1,360,989
Short term bank loans	38,680,500	45,488,600
Notes payable	40,606,500	16,763,100
Other payables	630,179	3,227,067
Loan from unrelated parties	338,002	-
Dividends payable	46,816	28,099
Total current liabilities	83,921,267	68,208,353

Amount Due To A Related Party	4,795,593	5,542,855

Long Term Bank Loan	4,782,900	-

Warrant Liabilities	224,362	174,805
Total Liabilities	93,724,122	73,926,013

Redeemable convertible series B preferred stock, $0.001 par value;
3,000,000 shares authorized; 300,000 and 426,110 shares issued
and outstanding at December 31, 2012 and 2011, respectively.	360,000	511,332
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
25,077,518 and 22,981,408 shares issued and outstanding at
December 31, 2012 and 2011, respectively	25,077	22,981
Additional paid-in capital	18,223,781	17,054,045
Accumulated other comprehensive income	8,982,925	7,943,542
Retained earnings	20,059,775	23,640,007
Total stockholders' equity	47,291,558	48,660,575
Total Liabilities and Stockholders' Equity	$141,375,680	$123,097,920

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2012 and 2011

	Years ended December 31,
	2012	2011

Sales	$31,482,852	$49,846,744

Cost of Goods Sold	24,707,625	38,261,812
Gross Profit	6,775,227	11,584,932

Operating Expenses
Selling expenses	253,604	597,802
General and administrative	6,785,273	5,420,157
Depreciation and amortization	237,082	224,074
Total operating expenses	7,275,959	6,242,033

Operating Income (Loss) Before Other Income (Expense)	(500,732)	5,342,899

Other Income (Expense)
Interest expense	(4,305,796)	(3,451,034)
Other expense	(357,070)	-
Other income, net	1,651,640	1,167,077
Change in fair value of warrants	(49,557)	(86,691)
Total other expense	(3,060,783)	(2,370,648)

Net Income (Loss)	(3,561,515)	2,972,251

Preferred Stock Dividends	(18,717)	(28,099)

Net Income (Loss) Available To Common Shareholders	(3,580,232)	2,944,152

Other Comprehensive Income
Foreign currency translation gain	1,039,383	1,599,128
Total Comprehensive Income	$(2,522,132)	$4,571,379

Share Data

Basic earnings (loss) per share	$(0.15)	$0.13

Diluted earnings (loss) per share	$(0.15)	$0.13

Weighted average common shares outstanding,
basic	24,018,450	22,418,101

Weighted average common shares outstanding,
diluted	24,018,450	22,844,211

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	Years ended December 31,
	2012	2011
Cash flows from operating activities
Net Income (loss)	$(3,561,515)	$2,972,251
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	3,298,709	1,803,770
Stock compensation	258,500	1,891,600
Change in fair value of warrants	49,557	86,691
Bad debt expense	1,558,643	187,732
Change in operating assets and liabilities
Accounts receivable	1,530,015	(6,180,362)
Notes receivable	(443,800)	284,881
Other receivable	481,374	(161,882)
Advance to suppliers	3,241,924	4,588,784
Inventories	(10,122,706)	(10,224,660)
Prepaid expenses	174,686	(219,098)
Accounts payable and accrued liabilities	1,036,477	(4,423,066)
Loan from unrelated parties	333,790	-
Advance from customers	(19,028)	257,028
Taxes payable	(1,118,582)	1,481,487
Other payables	(1,632,950)	(601,585)
Net cash used in operating activities	(4,934,906)	(8,256,429)

Cash flows from investing activities
Acquisition of property and equipment	(65,945)	(5,789,966)
Construction in progress	(5,597,285)	(2,772,094)
Acquisition of land use right	(15,850)	-
Net cash used in investing activities	(5,679,080)	(8,562,060)

Cash flows from financing activities
Proceeds from issuing common stock	762,000	160,000
Proceeds from warrants exercise	-	371,714
Dividends paid for series B preferred stock	-	(32,997)
Proceeds from short-term bank loans	42,921,800	44,795,000
Payment to short-term bank loans	(50,529,800)	(34,022,500)
Proceeds from long-term bank loans	4,723,300	-
Proceeds from loans from unrelated parties	11,413,937	-
Payment of loans from unrelated parties	(11,186,898)	-
Payments to an related party	(1,673,126)	-
Proceeds from an related party	827,370	610,492
Payment for common stock not issued	(160,000)	-
Common stock shares to be issued		160,000
Restricted cash	(10,096,450)	(11,516,500)
Proceeds from notes payable	58,011,000	16,507,500
Repayment to notes payable	(34,790,750)	-
Net cash provided by financing activities	10,222,383	17,032,709

Effect of exchange rate fluctuation	(101)	10,918

Net increase (decrease) in cash	(391,704)	225,138

Cash and cash equivalents at beginning of period	521,450	296,312

Cash and cash equivalents at end of period	$129,746	$521,450

Supplemental disclosure of cash flow information

Interest paid	$4,199,529	$3,451,037
Income tax paid	$-	$-

Non-cash activities:

Preferred stock conversion to common stock	$151	$959

Reclassification of warrant liability with equity	$-	$14,993

Reclassification from construction in progress to property and equipment	$5,457,854	$7,332,116

Reclassification from accounts payable to property and equipment	$-	$(15,500)

Reclassification from notes payable to construction in progress	$634,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
For the Years ended December 31, 2012 and 2011

	Convertible series B		Common		Convertible series A		Additional	Deferred		Other	Total
	preferred Stock		Stock		preferred Stock		Paid-In	Consulting	Retained	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Fee	Earnings	Income	Equity

Balance at December 31, 2010	1,225,000	$1,470,000	20,520,161	$20,521	-	$-	$13,689,516	$(57,500)	$20,695,855	$6,344,414	$40,692,805

Conversion of series B stock to common stock	(798,890)	(958,668)	736,389	736	-	-	957,932	-	-	-	958,668

Issuance of common stock for warrants conversion	-	-	329,858	329	-	-	371,385	-	-	-	371,714

Value change of warrant liabilities value related to warrant exercises	-	-	-	-	-	-	(14,993)	-	-	-	(14,993)

Issuance of common stock for directors and an employee	-	-	160,000	160	-	-	103,840	-	-	-	104,000

Issuance of common stock for consulting service	-	-	985,000	985	-	-	1,786,615	-	-	-	1,787,600

Issuance of common stock for cash	-	-	250,000	250			159,750	-	-	-	160,000

Net income	-	-	-	-	-	-	-	-	2,972,251	-	2,972,251

Deferred consulting fee	-	-	-	-	-	-	-	57,500	-	-	57,500

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	1,599,128	1,599,128

Preferred stock dividend	-	-	-	-	-	-	-	-	(28,099)	-	(28,099)

Balance at December 31, 2011	426,110	511,332	22,981,408	22,981	-	-	17,054,045	-	23,640,007	7,943,542	48,660,574

Conversion of series B stock to common stock	(126,110)	(151,332)	126,110	126	-	-	151,206	-	-	-	151,332

Issuance of common stock for directors and an employee	-	-	160,000	160	-	-	63,840	-	-	-	64,000

Issuance of common stock for consulting service	-	-	310,000	310	-	-	194,190	-	-	-	194,500

Issuance of common stock for cash	-	-	1,500,000	1,500			760,500	-	-	-	762,000

Net loss	-	-	-	-	-	-	-	-	(3,561,515)	-	(3,561,515)

Foreign currency translation adjustment	-	-	-	-	-	-		-	-	1,039,383	1,039,383

Preferred stock dividend declared	-	-	-	-	-	-		-	(18,717)	-	(18,717)

Balance at December 31, 2012	300,000	$360,000	25,077,518	$25,077	-	$-	18,223,781	$-	$20,059,775	$8,982,925	$47,291,558

The accompanying notes are an integral part of these financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

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

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation. Sincere was the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation, which is the sole stockholder of XingheYongle Carbon Co., Ltd. (“Yongle”), a company organized under the laws of the PRC. Pursuant to the share exchange agreement, the Company issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding on stock of Talent, and Talent became a wholly-owned subsidiary of the Company. Upon completion of the reverse merger, the Company’s business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

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

The relationship among the above companies is as follows:

Accounting Standard Codification (“ASC”) 810-10-45-25 calls for balance sheet disclosure of (a) assets of a consolidated variable interest entity (VIE) that can be used only to settle obligations of the consolidated VIE, and (b) liabilities of a consolidated VIE for which creditors (or beneficial interest owners) do not have recourse to the general credit of the primary beneficiary. The entire operating business of the Company is conducted by Xingyong and the consolidated balance sheet of the Company reflects Xingyong’s balance sheet.  There are no such assets or liabilities on the balance sheet of Xingyong. The Operating Agreement dated December 7, 2007 provides that Yongle is a full-recourse guarantor of all obligations of Xingyong, and Xingyong has pledged all of its assets to Yongle. The Consulting Agreement of that date includes an assignment of all of the revenues of Xingyong to Yongle. Yongle is 100% owned by Talent and Talent is 100% owned by the Company. Accordingly, there are no assets or liabilities of Xingyong that in which the Company does not share.

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Talent and Yongle, also consolidated are the financial statements of Xingyong. The financial statements of Xingyong are consolidated with our financial statements because Xingyong is a variable interest entity.  The entire operating business operations of the Company are located in the VIE, therefore the financial position and results of operations and cash flows are significantly influenced by the results of Xingyong, the VIE. Talent is party to 4 agreements dated December 7, 2007 with the owners of the registered equity of Xingyong.The agreements transfer to Talent benefits and all of the risk arising from the operations of Xingyong, as well as complete managerial authority over the operations of Xingyong.

The following paragraphs briefly describe the key provisions of each contractual agreement that prescribes our relationship with Xingyong:

Exclusive Technical Consulting and Services Agreement .  Technical consulting and services agreement entered into on December 7, 2007 between XingheYongle Carbon Co., Ltd. (also referred to as Yongle) and XingheXingyong Carbon Co., Ltd. (also referred to as Xingyong), pursuant to which Yongle has agreed to provide technical and consulting services related to the business operations of Xingyong. As consideration for such services, Xingyong has agreed to pay to Yongle a service fee equal to 80% to 100% of the profits of Xingyong. The exact fee is calculated and paid on a quarterly basis, and is determined based on a number of factors, including but not limited to the complexity of the services provided and the commercial value of the services provided.  The exclusive technical consulting and services agreement has a 10 year term. Yongle may extend the term of such agreement. The parties may terminate the agreement, prior to its expiration, upon the mutual consent of Yongle and Xingyong.

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

The consolidated financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries and Xingyong, a variable interest entity whose financial condition is consolidated with the Company pursuant to ASC Topic 810-10, Consolidation, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of December 31, 2012 and December 31, 2011, these amounts totaled $22,149,000 and $11,694,820, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

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

As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at December 31, 2012 and 2011.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has not capitalized any interest expenses for the years ended at December 31, 2012 and 2011.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2012 and 2011 were $1,033,713 and $1,599,128, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2012 and 2011 were $(101) and $10,918, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.23 RMB and 6.35 RMB to $1.00 at December 31, 2012 and December 31, 2011, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2012 and 2011 were 6.31 RMB and 6.45 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2012 and 2011.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2012 and 2011, shipping and handling costs were $164,220 and $417,480, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $(79,346) and $16,542 as of December 31, 2012 and 2011, respectively.

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 and $2,702 at December 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $19,555 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $20,913 for the three months ended June 30, 2012 and a loss of $ 1,121 for the three months ended September 30, 2012 and a gain of $2,465 for the three months ended December 31, 2012.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $31,717 and $22,820 at December 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $70,934 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $65,929 for the three months ended June 30, 2012 and a loss of $29,875 for the three months ended September 30, 2012 and a gain of $25,983 for the three months ended December 31, 2012.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $170,947 and $132,521 at December 31, 2012, and December 31, 2011, respectively. The Company recognized a loss of $345,784 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $319,045 for the three months ended June 30, 2012 and a loss of $139,525 for the three months ended September 30, 2012 and a gain of $127,838 for the three months ended December 31, 2012.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $21,698 and $16,762 at December 31, 2012 and December 31, 2011, respectively. The Company recognized a loss of $43,290 from the change in fair value of these warrants for the three months ended March 31, 2012 and a gain of $39,876 for the three months ended June 30, 2012 and a loss of $17,525 for the three months ended September 30, 2012 and a gain of $16,003 for the three months ended December 31, 2012.

In summary, the Company recorded a total amount of $49,557 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the year ended December 31, 2012. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
2007 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	0.04	0.29	0.54	0.79
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	146%	128%	104%	101%

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
2009 Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	1.71	1.96	2.21	2.46
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	146%	128%	104%	101%

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
2009 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	1.98	2.23	2.48	2.73
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	146%	128%	104%	101%

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
2010 Series B Warrants
Annual dividend yield	-	-	-	-
Expected life (years)	2.03	2.28	2.53	2.78
Risk-free interest rate	0.18%	0.18%	0.18%	0.18%
Expected volatility	146%	128%	104%	101%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	$-	$-	$224,362
Notes receivables	-		-	-
Notes payable	40,606,500		40,606,500	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2011	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2012	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Weighted average shares of common stock outstanding (basic)	24,018,450	22,418,101
Shares issuable upon conversion of Series B Preferred Stock	-	426,110
Weighted average shares of common stock outstanding (diluted)	24,018,450	22,844,211
Net income (loss) available to common shareholders	$(3,580,232)	$2,944,152
Net income (loss) per shares of common stock (basic)	$(0.15)	$0.13
Net income (loss) per shares of common stock (diluted)	$(0.15)	$0.13

For the year ended December 31, 2012, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the year ended December 31, 2012, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

For the year ended December 31, 2012, two customers accounted for 10% or more of sales revenues, representing 33.1% and 27.8%, respectively of the total sales. For the year ended December 31, 2011, two customers accounted for 10% or more of sales revenues, representing 32.1% and 24.0%, respectively of the total sales. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable. As of December 31, 2011, there were two customers that constituted 41.2% and 16.3% of the accounts receivable.

For the year ended December 31, 2012, two suppliers accounted for 10% or more of our total purchases, representing 51.6% and 16.3%, respectively. For the year ended December 31, 2011, five suppliers accounted for 10% or more of our total purchases, representing 45.0%, 12.0%, 11.0%, 10.0%, and 10.0%, respectively.

For the years ended December 31, 2012 and 2011, the Company had insurance expense of $47,515 and $137,246 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	December 31,
	2012	2011
Computed tax at the PRC statutory rate of 15%	$-	$833,119
Benefit of tax holiday	-	(833,119)
Income tax expenses per books	$-	$-

(6)  Accounts Receivable, net

As of December 31, 2012 and 2011, accounts receivable consisted of the following:

	December 31, 2012	December 31, 2011
Amount outstanding	$15,111,084	$15,331,983
Less: Allowance for doubtful accounts	(3,872,082)	(2,790,662)
Net amount	$11,239,002	$12,541,321

As of December 31, 2012 and 2011, allowance for doubtful accounts consisted of the following:

	December 31, 2012	December 31, 2011
Beginning balance	$2,790,662	$2,505,867
Provision for doubtful accounts	1,081,420	284,795
Ending balance	$3,872,082	$2,790,662

(7)  Advances to Suppliers

As of December 31, 2012 and 2011, advances to suppliers consisted of the following:

	December 31, 2012	December 31, 2011
Advances to suppliers	$1,177,462	$5,921,970

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials.

(8)  Inventories

As of December 31, 2012 and 2011, inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$5,863,406	$3,299,372
Work in process	40,387,355	32,926,480
Finished goods	2,167,114	1,204,396
	$48,417,875	$37,430,248

As of December 31, 2012 and 2011, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

(9)  Property and Equipment, net

As of December 31, 2012 and 2011, property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Building	$26,776,613	$26,241,768
Machinery and equipment	28,692,280	22,670,300
Motor vehicles	33,705	33,054
	55,502,598	48,945,122
Less: accumulated depreciation	14,538,235	12,225,527
	$40,964,363	$36,719,595

For the years ended December 31, 2012 and 2011, depreciation expenses amounted to $2,046,107 and $1,611,832. As of December 31, 2012 and 2011, a net book value of $35,193,170 and $16,694,000, respectively, of property and equipment were used as collateral for the Company’s short-term loans.

We installed a 4200-ton compressor and 36 annular kilns, which we have completed testing in 2011. In addition, the baking facility has 36 furnaces, totaling 160 meters in length. The initial budgeted investment for the construction of this facility was initially approximately $13.5 million then revised to approximately $12.2 million, $12.0 million of which had been spent as of December 31, 2012 and $0.2 million future commitment to pay for the construction.

Construction in progress consists of two projects as follows:

	December 31, 2012	December 31, 2011	Estimated completion time	Expected capital needed to complete

Construction of factory	$-	$3,665,671	Depends on testing	$-
Land improvements	7,324,379	2,749,176	2012	321,000
	$7,324,379	$6,414,847		$321,000

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $5,457,854 was transferred to fixed assets during the year ended December 31, 2012.

(10) Land Use Rights

As of December 31, 2012 and 2011, land use rights consisted of the following:

	December 31, 2012	December 31, 2011
Land Use Rights	$11,610,103	$11,371,230
Less: Accumulated amortization	1,852,684	672,171
	$9,657,419	$10,699,059

During the year ended December 31, 2012, the Company increased $15,850 to land use right by paying additional fee. For the years ended December 31, 2012 and 2011, amortization expenses were $230,786 and $190,008, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

Twelve-month period ended December 31,
2013	$230,786
2014	230,786
2015	230,786
2016	230,786
2017	230,786
2018 and thereafter	8,503,489
Total	$9,657,419

As of December 31, 2012 and 2011, all land use rights were pledged as collateral for short-term bank loans.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of December 31, 2012 and 2011, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2011, the Company issued an aggregate of 736,389 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 798,890 shares of Series B Preferred Stock.

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of December 31, 2012. The Company has reclassified these shares into Temporary Equity as of December 31, 2011 and were booked in Temporary Equity as of December 31, 2012.

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

As of December 31, 2012, there are total 1,229,200 shares warrants outstanding.

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

On October 4, 2012, the Company issued 260,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

On December 20, 2012, the Company issued 320,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

(e) Stock Issuances to Consultants

In April 2010, the Company issued an aggregate of 420,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $659,400 was recorded. As of December 31, 2012, these consulting expenses were fully amortized. An amortization expense of $57,500 were recorded and recognized as a general and administrative expense for the year ended December 31, 2011.

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $175,700 and $1,064,400 was amortized and recognized as a general and administrative expense for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $273,750 and $273,750 was amortized and recognized as a general and administrative expense for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $64,533 was amortized and recognized as a general and administrative expense for the year ended December 31, 2012, respectively. As of December 31, 2012, $32,267 remained to be amortized and was recorded as a prepaid expense.

In June 2012, the Company issued an aggregate of 100,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $57,000 was recorded for the consulting expenses and amortized over four months. In September 2012, these 100,000 shares of common stock had been canceled due to early termination of the consulting agreement.

In July 2012, the Company issued an aggregate of 45,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $24,750 was recorded for the expenses and amortized over six months. The amount of $24,750 was amortized and recognized as a general and administrative expense for the year ended December 31, 2012. As of December 31, 2012, these consulting expenses were fully amortized.

In September 2012, the Company issued an aggregate of 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. The agreement was signed on August 30, 2012 and was for services performed beginning on April 22, 2012 through December 31, 2012.  This agreement extended a previous consulting agreement with the same investor relations firm. The fair value of the agreement was calculated to be $13,800. The Company expensed $13,800 as a general and administrative expense for the year ended December 31, 2012. As of December 31, 2012, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $1,533 was amortized and recognized as a general and administrative expense for the year ended December 31, 2012, respectively. As of December 31, 2012, $26,397 remained to be amortized and was recorded as a prepaid expense.

In December 2012, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement in exchange for consulting services provided in 2012. A fair value of $31,200 was recorded as general and administrative expense for the year ended December 31, 2012.

(f) Other Stock Issuances

On November 29, 2011, we issued an aggregate of 100,000 shares of common stock to four directors as compensation for services. On November 29, 2011, we issued 60,000 shares of common stock to an employee. The issuance of these shares was recorded at fair market value, or $104,000.

On December 13, 2012, we issued an aggregate of 100,000 shares of common stock to four directors as compensation for services provided in 2012. On December 13, 2012, we issued 60,000 shares of common stock to an employee for services provided in 2012. The issuance of these shares was recorded at fair market value, or $104,000.

(g) Shares Held in Escrow

In a private placement that closed on December 22, 2009 and January 13, 2010, the Company sold an aggregate of 2,480,500 shares of Series B Preferred Stock and five-year warrants to purchase 992,000 shares of common stock at an exercise price of $1.30 per share, for an aggregate purchase price of $2,976,600. The Company also paid the private placement agent an aggregate of $298,000 and issued five-year warrants to purchase 124,025 shares of common stock at an exercise price of $1.32 per share. In connection with the private placement and pursuant to the transaction agreements, the Company deposited into escrow an aggregate of 1,240,250 shares of common stock, which are to be held in escrow to be returned to the Company or delivered to the investors, depending on whether the Company meets certain financial performance targets for the years ending December 31, 2010 and 2011.

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2012, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010.
As a result, we declared a dividend for the Series B Preferred Stock in the amount of $46,816 as of December 31, 2012, compared to $28,099 as of December 31, 2011. For the years ended December 31, 2012 and 2011, we paid $0 and $32,997, respectively, in cash for dividends declared.

(12) Amount Due to a Related Party

As of December 31, 2012 and 2011, we had related party notes payable in the amount of $4,795,593 and $5,542,855, respectively, to Mr. Dengyong Jin, who is General Manager of our China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to September 30, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

(13) Loan from Unrelated Parties

Loan from unrelated parties amounted to $338,002 as of December 31, 2012 and $0 as of December 31, 2011, respectively. The interest rate was 8% and interest expense of $242,505 was accrued for the year ended December 31, 2012 and the amount was still outstanding as of December 31, 2012. The loans were unsecured and due on demand.

(14) Short-term Bank Loans

As of December 31, 2012 and 2011, short-term loans consisted of the following:

	December 31,	December 31,
	2012	2011

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	$6,420,000	$-

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,420,000	-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,420,000	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,617,500	-

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	4,815,000	-

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,815,000	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,173,000	-

Bank loan from China Everbright Bank, dated July 11, 2011, due and repaid on July 11, 2012, with an annual interest rate of 8.528% payable quarterly, secured by property and equipment and land use rights	-	6,296,000

Bank loan from China Construction Bank, dated February 28, 2011, due January 10, 2012, with an annual interest rate of 5.81% payable monthly, secured by property and equipment and land use rights and , renewed at an interest rate of 6.56% with a maturity date of January 2012.	-	4,722,000

Bank loan from China Construction Bank, dated September 6, 2010, originally due September 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% and has a maturity date of August 28, 2012	-	6,296,000

Bank loan from China Construction Bank, dated August 23, 2010, originally due August 22, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 14, 2012	-	6,296,000

Bank loan from China Construction Bank, dated August 6, 2010, originally due August 5, 2011, with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of August 2, 2012	-	6,296,000

Bank loan from China Construction Bank, dated September 16, 2010, originally due September 15, 2011 with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of September 27, 2012	-	4,722,000

Bank loan from China Construction Bank, dated September 16, 2010, originally due September 15, 2011 with an annual interest rate of 5.31% payable quarterly, secured by land use rights, renewed at an interest rate of 6.56% with a maturity date of September 27, 2012	-	4,092,400

Bank loan from Credit Union, dated February 1, 2011, originally due in August 2012, repaid in April 2012, with an annual interest rate of 13.66% payable monthly, secured by guarantee from major shareholder’s wife	-	1,259,200

Bank loan from Huaxia Bank, dated June 14, 2011, due and repaid on June 14, 2012, with an annual interest rate of 8.203% payable quarterly, secured by building and land use rights	-	5,509,000

	$38,680,500	$45,488,600

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2012, the unpaid principal balance drawn from the secured line of credit was $39.5 million, including $33 million of short-term bank loans as disclosed above and $6.5 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of December 31, 2012, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $4,305,796 and $3,451,037 for the years ended December 31, 2012 and 2011, respectively.

The weighted average interest rates for these loans were 6.92% and 6.73% as of December 31, 2012 and 2011, respectively.

There was no capitalized interest for the years ended December 31, 2012 and 2011.

Long term bank loan:

	December 31,	December 31,
	2012	2011
Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	$4,782,900	$-

(15) Other Payable

Other payable amounted $630,179 and $3,227,067 as of December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, other payable mainly included amounts payable to the local bureau of finance of $434,955. For the year ended December 31, 2011, other amounts payable included land use tax of $1,292,464 and amounts payable to the local bureau of finance of $1,778,620.

(16) Other income

For the years ended December 31, 2012 and 2011, other income, which consisted of government grants, was $1,651,640 and $1,167,077, respectively.

(17) Subsequent events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the consolidated financial statements were available to be issued and disclose the following.

On January 11, 2013, the Company borrowed a short-term loan of $4.8 million from China Construction Bank, dated January 11, 2013, due January 11, 2014, with an annual interest rate of 6.00%, payable quarterly, secured by property and equipment and land use rights

PART III

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 31, 2013, the Company dismissed its independent registered public accounting firm, BDO China Dahua CPA Co., Ltd. (“BDO China Dahua”).

The reports of BDO China Dahua on the consolidated financial statements of the Company as of December 31, 2011 and 2010 and for the years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company.

(a) During the process of auditing of the Company’s consolidated statements for the year ended December 31, 2012, the Company and BDO China Dahua disagreed with the amount of adequate audit evidence needed to support the Company’s year-end accounts to meet the requirements of BDO China Dahua; (b) the Board of Directors of the Company discussed these disagreement with BDO China Dahua; and (c) the Board of Directors of the Company has authorized BDO China Dahua to respond fully to inquiries of the successor independent registered public accounting firm concerning this matter.

The disagreement between the Company and BDO were as follows:

1 BDO and the Company do not agree on the amount of allowance for accounts receivable. BDO suggested a reserve of $3.25 million bad debt allowance as of December 31, 2012. The Company believes that most of it is collectable. Due to lack of subsequent accounts receivable collections, the Company was not able to provide supportable evidence of the accounts receivable balance.

2 BDO considered all the $4.76 million interest as expense because BDO believes that the Company’s loans are for working capital purpose only. The Company was not able to provide agreements showing that the loans are used for construction. The Company believes that the Company is entitled to capitalize part of the interest expenses regardless of the purpose of the loans.

3 BDO and the Company did not agree on the Company's ability to continue as a going concern. BDO believed there were negative financial indicators showing that the Company has a going concern issue, the Company has enormous amount of liabilities, three consecutive years with substantial negative operating cash flows, significant reliance on short-term debt and inventory notes payable. And also, the Company has decreasing revenues, decreasing profits, which causing inability to make financing interest payments. The Company's management did not agree with this assessment, but did not provide adequate evidence to support the next twelve months of operations.

There were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K other than: At December 31, 2011, the Company reported a material weakness in its internal control over financial reporting related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

On March 31, 2013, concurrent with the dismissal of BDO China Dahua CPA Co., Ltd., China Carbon Graphite Group, Inc. (the “Company”), upon the approval of the Company’s audit committee, engaged KCCW Accountancy Corp. (“KCCW”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective immediately. During the years ended December 31, 2011 and 2012, and any subsequent period through the date hereof prior to the engagement of KCCW, neither the Company, nor someone on its behalf, has consulted KCCW regarding:

(i)
either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that KCCW concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement or a reportable event, each as defined in Item 304 of Regulation S-K.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2012. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2012.

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

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	47	Chief Executive Officer, President and Director
Zhenfang Yang	48	Interim Chief Financial Officer
Philip Yizhao Zhang	42	Director
John Chen	41	Director
Hongbo Liu	53	Director
Dengyong Jin	58	General Manager of China Operations
Grace King	57	Senior Vice President of Finance

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

Philip Yizhao Zhang. Mr. Philip Yizhao Zhang has been a director of the Company since 2009. He is currently assisting various Chinese companies in preparing to offer their securities overseas.  He is also a director of Kaisa Group Holdings Ltd. (HK: 1638), China Green Agriculture Inc. (NYSE: CGA) and China Education Alliance, Inc. (OTC QX: CEAI).  Mr. Zhang has over 17 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions at Universal Travel Group, Energroups Holdings Corporation, Shengtai Pharmaceutical Inc, Chinawe Asset Management Corporation and China Natural Resources Incorporation. Mr. Zhang also held positions in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). He also has the Chartered Global Management Accountant (CGMA) designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003.

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

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Our executive officers and directors and persons who own more than ten percent of our common stock failed to file a Form 3 upon becoming a Section 16 filer. In addition, in 2012, each of our directors failed to file a Form 4 to reflect the grant of an equity award.

ITEM 11.	Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2010, 2011 and 2012. None of our executive officers received $100,000 or more compensation during these periods other than Mr. Yu.

Summary Compensation Table

Name and principal position	Year	Salary		Stock Awards (1)		Total

Donghai Yu Chief Executive Officer	2012 2011 2010	$ $	80,000 83,500 84,000	$ $ $	10,000 12,000 27,000	$ $ $	90,000 95,500 111,000

Zhenfang Yang Interim Chief Financial Officer	2012 2011	$ $	24,000 24,000	$ $	-- --	$ $	24,000 24,000
	2010		$24,000		$--		$24,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the Company.

Director Compensation

We have entered into agreements Mr. Philip Yizhao Zhang and Mr. John Chen, pursuant to which we agreed to issue to each of them 25,000 shares of common stock each year for their services as directors and committee members. Pursuant to these agreements, we issued 25,000 shares to each of them upon their election in October 2009. The Chief Executive Officer and Chief Financial Officer each received 20,000 shares of common stock for their services in 2009. Beginning in May 2009, we also issued 25,000 shares of common stock to Mr. Hongbo Liu and now grant him this amount on an annual basis for his services as director and committee member. In 2010, we issued 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizhao Zhang, Mr. John Chen and Mr. Hongbo Liu.  In 2011 and 2012, we issued 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2012 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$10,000	$10,000
Philip Yizhao Zhang	$10,000	$10,000
John Chen	$10,000	$10,000
Hongbo Liu	$10,000	$10,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2013, by:

☐	each director;

☐	each named executive officer;

☐	each person known by us to beneficially own at least 5% of our common stock; and

☐	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is c/o XingheXingyong Carbon Co., Ltd., 787 XichengWai, Chengguantown, Xinghe County, Inner Mongolia, China.

Name	Amount and Nature of Beneficial Ownership	Percent of Class

Sincere Investment (PTC), Ltd. (1)	9,388,172	37.4%
Donghai Yu	95,000	*
Zhenfang Yang	--	--
Hongbo Liu	100,000	*
Philip Yizhao Zhang	100,000	*
John Chen	100,000	*
All officers and directors as a group (5 persons)	395,000	1.6%

* Less than 1%.

(1) LizhongGao, our former president and a director of the Company, is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere. Mr. Gao is the brother-in-law of Mr. Jin, General Manager of our China operations, the chief executive officer of Xingyong and our former chief executive officer. Sincere holds the shares as trustee for Mr. Jin’s wife, ShulianGao and his sister-in-law Wenyi Li.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Dengyong Jin, General Manager of our China operations and our former chief executive officer, is the chief executive officer and principal shareholder of Xingyong. Our principal stockholder, Sincere, is owned by LizhongGao, the brother-in-law of Mr. Jin, who has the sole power to vote and dispose of the shares of our Company held by Sincere. Sincere holds the shares as trustee for Mr. Jin’s wife and sister-in-law.

Messrs. Liu, Zhang and Chen are independent as defined by NASDAQ Marketplace Rules.

ITEM 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by KCCW Accountancy Corp. and BDO China Dahua CPA Co., Ltd. (formerly known as BDO China Li Xin Da Hua CPA Co., Ltd.) for the fiscal years ended December 31, 2012 and 2011.

	BDO		KCCW
Fee Category	2012	2011	2012	2011
Audit fees	$121,872	$251,000	$100,000	$-
Audit-related fees	-	-	-	-
Tax fees	-	-	-	-
Other fees	-	-	-	-
Total Fees	$121,872	$251,000	$100,000	$-

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Services rendered by KCCW and BDO

The following is a summary of the fees for professional services rendered by BDO for the years ended December 31, 2012 and 2011:

Audit fees. Audit fees for BDO in 2012 represent fees for professional services performed by BDO for the audit of our 2012 annual financial statements and review of each quarter for 2012.  Audit fees for BDO in 2011 represent fees for professional services performed by BDO for the audit of our 2011 annual financial statements and review of the financial statements for each quarter of 2011. Audit Fees for KCCW represent fees for professional services by KCCW for the audit of your 2012 annual financial statements. Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle and Xingyong.

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
10.1
Business Operations Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.2
Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.3
Option Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

10.4
Equity Pledge Agreement, dated December 7, 2007, among XingheXingyong Carbon Co., Ltd., XingheYongle Carbon Co., Ltd. and Dengyong Jin (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).

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
101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, filed on March 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.(**)

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 16, 2013	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 16, 2013
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 16, 2013
Zhenfang Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 16, 2013
Philip Yizhao Zhang

/s/ John Chen	Director	April 16, 2013
John Chen

/s/ Hongbo Liu	Director	April 16, 2013
Hongbo Liu