Form 10-Q
period 2013-03-31
China Carbon Graphite Group, Inc.
filed 2013-05-15
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,282,518 shares of common stock are issued and outstanding as of May 14, 2013.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited )	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,680,254	$129,746
Restricted cash	22,379,000	22,149,000
Accounts receivable, Net	7,142,892	11,239,002
Notes receivable	7,401,165	—
Advance to suppliers	12,503,217	1,177,462
Inventories	48,181,039	48,417,875
Prepaid expenses	785,438	280,779
Other receivables, net of allowance of $221,026 and $220,339, respectively	104,639	35,655
Total current assets	100,177,644	83,429,519

Property And Equipment, Net	40,481,778	40,964,363

Construction In Progress	18,943,945	7,324,379

Land Use Rights, Net	9,643,328	9,657,419
Total Assets	$169,246,695	$141,375,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,431,323	$2,250,745
Advance from customers	1,740,402	1,368,525
Short term bank loans	45,241,000	38,680,500
Notes payable	40,733,000	40,606,500
Other payables	1,489,655	630,179
Loan from unrelated parties	11,351,604	338,002
Dividends payable	51,353	46,816
Total current liabilities	102,038,337	83,921,267

Amounts Due To Related Parties	4,637,132	4,795,593

Long Term Bank Loans	16,067,800	4,782,900

Warrant Liabilities	179,994	224,362
Total Liabilities	122,923,263	93,724,122

Redeemable convertible series B preferred stock, $0.001 par value; 3,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	360,000	360,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
25,137,518 and 25,077,518 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	25,137	25,077
Additional paid-in capital	18,256,121	18,223,781
Accumulated other comprehensive income	9,129,202	8,982,925
Retained earnings	18,552,972	20,059,775
Total stockholders' equity	45, 963,432	47,291,558
Total Liabilities and Stockholders' Equity	$169,246,695	$141,375,680

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three months ended March 31,
	2013	2012

Sales	$3,060,918	$10,061,210

Cost of Goods Sold	3,320,320	7,143,606
Gross Profit (loss)	(259,402)	2,917,604

Operating Expenses
Selling expenses	17,941	46,798
General and administrative	384,582	851,399
Depreciation and amortization	67,888	57,004
Total operating expenses	470,411	955,201

Operating Income (Loss) Before Other Income (Expense)	(729,813)	1,962,403

Other Income (Expense)
Interest expense	(862,448)	(1,229,745)
Interest income	45,304	22
Other income, net	321	-
Change in fair value of warrants	44,368	(479,563)
Total other expense	(772,455)	(1,709,286)

Net Income (Loss)	(1,502,268)	253,117

Preferred Stock Dividends	(4,537)	(5,018)

Net Income (Loss) Available To Common Shareholders	(1,506,805)	248,099

Other Comprehensive Income
Foreign currency translation gain	146,277	423,897
Total Comprehensive Income	$(1,355,991)	$677,014

Share Data

Basic earnings (loss) per share	$(0.06)	$0.01

Diluted earnings (loss) per share	$(0.06)	$0.01

Weighted average common shares outstanding,
Basic	25,103,518	23,315,645

Weighted average common shares outstanding,
Diluted	25,103,518	23,647,455

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(1,502,268)	$253,117
Adjustments to reconcile net cash provided by
operating activities
Depreciation and Amortization	655,449	567,584
Stock compensation	60,345	-
Change in fair value of warrants	(44,368)	479,563
Recovery of bad debt expenses	(166,601)	-
Changes in operating assets and liabilities
Accounts receivable	4,290,026	(1,310,189)
Notes receivable	(7,387,374)	(142,124)
Other receivables	(68,745)	(44,531)
Advance to suppliers	(11,300,990)	(5,197,009)
Inventory	386,948	(4,075,391)
Prepaid expenses	(530,927)	169,188
Accounts payable and accrued liabilities	(824,186)	594,274
Advance from customers	366,928	592,123
Taxes payable	99,446	(110,310)
Other payables	755,723	133,762
Net cash used in operating activities	(15,210,594)	(8,089,943)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,292)	(15,831)
Proceeds from land bureau against cost of land use rights		237,749
Addition of construction in progress	(11,575,140)	(651,528)
Net cash used in investing activities	(11,577,432)	(429,610)

Cash flows from financing activities
Proceeds from issuing common stock	-	50,000
Proceeds from short term loans	11,249,000	4,755,000
Repayments for short term loans	(4,821,000)	(4,755,000)
Proceeds from long term loans	11,249,000	-
Proceeds from loan from unrelated parties	10,992,029	9,313,808
Proceeds from loan from related parties	448,994	79,727
Repayments to related parties	(622,072)	-
Proceeds from stock not yet issued	-	77,500
Restricted cash	(160,700)	4,945,200
Proceeds from notes payable	17,677,000	10,778,000
Repayments to notes payable	(17,677,000)	(16,880,250)
Net cash provided by financing activities	28,335,251	8,363,985

Effect of exchange rate fluctuation	3,283	3,819

Net increase (decrease) in cash	1,550,508	(151,749)

Cash and cash equivalents at beginning of period	129,746	521,450

Cash and cash equivalents at end of period	$1,680,254	$369,701

Supplemental disclosure of cash flow information

Interest paid	$1,040,625	$984,830
Income taxes paid	$-	$-

Non-cash activities:

Preferred stock conversion to common stock	$-	$94

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

Liquidity and Working Capital Deficit

Currently and for the last two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from related parties. The Company is able to operate with a low net working capital because of local community and governmental support in Inner Mongolia. Additionally, due to the length of the time that it takes to complete purchase orders for customers, the Company is able to reasonably predict future operating cash flow needs. The Company believes, operating cash flows from accounts receivable and inventory and the ability to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand and expanded production capacity, together with management of our accounts receivable, will produce positive cash flows in future years. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

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

(2) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

The accompanying unaudited consolidated financial statements for China Carbon Graphite Group, Inc. and its subsidiaries and variable interest entity, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

(3) Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of March 31, 2013 and December 31, 2012, these amounts totaled $22,379,000 and $22,149,000, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

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

As of March 31, 2013 and December 31, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the three months ended March 31, 2013 and 2012.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has capitalized  interest expenses $178,177 (RMB 1,108,753) and $0 for the three months ended at March 31, 2013 and 2012.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2013 and 2012 were $146,277 and $423,897, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2013 and 2012 were $3,283 and $3,819, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.21 RMB and 6.23 RMB to $1.00 at March 31, 2013 and December 31, 2012, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2013 and 2012 were 6.22 RMB and 6.31 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2013 and 2012.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2013 and 2012, shipping and handling costs were $3,877 and $24,587, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $(23,055) and $(79,346) as of March 31, 2013 and December 31, 2012, respectively.

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 at March 31, 2013 and December 31, 2012, respectively. The Company recognized a gain of $0 from the change in fair value of these warrants for the three months ended March 31, 2013.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $23,706 and $31,717 at March 31, 2013 and December 31, 2012, respectively. The Company recognized a gain of $8,011 from the change in fair value of these warrants for the three months ended March 31, 2013.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $138,585 and $170,947 at March 31, 2013, and December 31, 2012, respectively. The Company recognized a gain of $32,362 from the change in fair value of these warrants for the three months ended March 31, 2013.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $17,702 and $21,698 at March 31, 2013 and December 31, 2012, respectively. The Company recognized a gain of $3,996 from the change in fair value of these warrants for the three months ended March 31, 2013.

In summary, the Company recorded a total amount of $44,368 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months ended March 31, 2013. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2013	December 31, 2012
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	0.00	0.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	March 31, 2013	December 31, 2012
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	1.46	1.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	March 31, 2013	December 31, 2012
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.73	1.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	March 31, 2013	December 31, 2012
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.78	2.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of March 31, 2013:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2013
	2013	Level 1		Level 2	Level 3
Warrant liability	$179,994	$		-	$179,994
Notes receivables	$7,401,165			$7,401,165	-
Notes payable	$40,733,000		$-	$40,733,000	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2013	1,229,200	$1.51

Earnings (loss) per share

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

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Weighted average shares of common stock outstanding (basic)	25,103,518	23,315,645
Shares issuable upon conversion of Series B Preferred Stock	-	331,810
Weighted average shares of common stock outstanding (diluted)	25,103,518	23,647,455
Net income (loss) available to common shareholders	$(1,506,805)	$248,099
Net income (loss) per shares of common stock (basic)	$(0.06)	$0.01
Net income (loss) per shares of common stock (diluted)	$(0.06)	$0.01

For the three months ended March 31, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended March 31, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

For the three months ended March 31, 2013, three customers accounted for 10% or more of sales revenues, representing 36%, 23% and 23%, respectively of the total sales. For the three months ended March 31, 2012, three customers accounted for 10% or more of sales revenues, representing 43.2%, 15.0% and 14.3%, respectively of the total sales. As of March 31, 2013, there were two customers that constituted 58% and 25% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the quarter ended Mar 31, 2013, two suppliers accounted for 10% or more of our total purchases, representing 59.7% and 22.6%, respectively. For the three months ended March 31, 2012, three suppliers accounted for 10% or more of our total purchases, representing 33.2%, 22.4%, and 17.0%, respectively..

For the three months ended March 31, 2013 and 2012, the Company had insurance expense of $0 and $187 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Three Months Ended March 31,
	2013	2012
Computed tax at the PRC statutory rate of 15%	$-	$165,203
Benefit of tax holiday	-	(165,203)
Income tax expenses per books	$-	$-

(6)  Accounts Receivable, net

As of March 31, 2013 and December 31, 2012, accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
Amount outstanding	$10,860,124	$15,111,084
Less: Allowance for doubtful accounts, net	(3,717,232)	(3,872,082)
Net amount	$7,142,892	$11,239,002

As of March 31, 2013 and December 31, 2012, allowance for doubtful accounts consisted of the following:

	March 31, 2013	December 31, 2012
Beginning balance	$3,872,082	$2,790,662
Provision for (recovery of) doubtful accounts	(154,850)	1,081,420
Ending balance	$3,717,232	$3,872,082

(7)  Advances to Suppliers

As of March 31, 2013 and December 31, 2012, advance to suppliers consisted of the following:

	March 31, 2013	December 31, 2012
Advances to suppliers	$12,503,217	$1,177,462

Advances to suppliers increased from $1,177,462 at December 31, 2012 to $12,503,217 at March 31, 2013, an increase of $11,325,755. The increase is due to the Company advancing more money to suppliers to acquire raw materials during the three months ended March 31, 2013

(8)  Inventories

As of March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$6,912,618	$5,863,406
Work in process	39,314,341	40,387,355
Finished goods	1,954,080	2,167,114
	$48,181,039	$48,417,875

As of March 31, 2013 and December 31, 2012, the Company did not have any provision for inventory in regards to slow moving or obsolete items.

(9)  Property and Equipment, net

As of March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Building	$26,860,029	$26,776,613
Machinery and equipment	28,783,960	28,692,280
Motor vehicles	33,810	33,705
	55,677,799	55,502,598
Less: accumulated depreciation	(15,196,021)	(14,538,235)
	$40,481,778	$40,964,363

For the three months ended March 31, 2013 and 2012, depreciation expenses amounted to $671,458 and $510,579, respectively. As of March 31, 2013 and December 31, 2012, a net book value of $16,682,467 and $35,193,170 of property and equipment were pledged as collateral for the Company’s short-term loans, respectively.

Construction in progress consists of two projects as follows:

	March 31, 2013	December 31, 2012	Estimated completion time	Expected capital needed to complete

Production facility	$17,759,845	$-	2014	$6,299,225
Land improvements	1,184,100	7,324,379	2013	1,368,500
	$18,943,945	$7,324,379		$7,667,725

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the three months ended March 31, 2013.

(10) Land Use Rights

As of March 31, 2013 and December 31, 2012, land use rights consisted of the following:

	March 31, 2013	December 31, 2012
Land Use Rights	$11,643,273	$11,610,103
Less: Accumulated amortization	(1,999,945)	(1,852,684)
	$9,643,328	$9,657,419

During the year ended December 31, 2012, the Company increased $14,091 to land use right by paying additional fee. For the three months ended March 31, 2013 and 2012, amortization expenses were $58,598 and $57,004, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:
Twelve-month period ended March 31,
2014	$234,391
2015	234,391
2016	234,391
2017	234,391
2018	234,391
2019 and thereafter	8,471,373
Total	$9,643,328

As of March 31, 2013 and December 31, 2012, all land use rights were pledged as collateral for short-term bank loans.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of March 31, 2013 and December 31, 2012, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the three months ended March 31, 2013, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of March 31, 2013. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of March 31, 2013.

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

As of March 31, 2013, there are total 1,229,200 shares warrants outstanding.

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

(e) Stock Issuances to Consultants

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $0 and $87,850 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $0 and $91,250 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $24,200 and $0 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, $8,067 remained to be amortized and was recorded as a prepaid expense.

In June 2012, the Company issued an aggregate of 100,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $57,000 was recorded for the consulting expenses and amortized over four months. In September 2012, these 100,000 shares of common stock had been canceled due to early termination of the consulting agreement.

In July 2012, the Company issued an aggregate of 45,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $24,750 was recorded for the expenses and amortized over six months. The amount of $24,750 was amortized and recognized as a general and administrative expense for the year ended December 31, 2012. As of March 31, 2013, these consulting expenses were fully amortized.

In September 2012, the Company issued an aggregate of 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. The agreement was signed on August 30, 2012 and was for services performed beginning on April 22, 2012 through December 31, 2012.  This agreement extended a previous consulting agreement with the same investor relations firm. The fair value of the agreement was calculated to be $13,800. The Company expensed $13,800 as a general and administrative expense for the year ended December 31, 2012. As of March 31, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $13,975 and $0 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, $12,422 remained to be amortized and was recorded as a prepaid expense.

In December 2012, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement in exchange for consulting services provided in 2012. A fair value of $31,200 was recorded as general and administrative expense for the year ended December 31, 2012.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $10,200 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2013. As of March 31, 2013, $10,200 remained to be amortized and was recorded as a prepaid expense.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

(f) Other Stock Issuances

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2013, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010.

As a result, we declared a dividend for the Series B Preferred Stock in the amount of $51,353 as of March 31, 2013, compared to $46,816 as of December 31, 2012. For the three months ended March 31, 2013 and 2012, no payment was made for dividends declared.

(12) Amount Due to Related Parties

As of March 31, 2013 and December 31, 2012, we had related parties payable in the amount of $4,637,132 and $4,795,593, respectively. As of March, 2012, $4,380,500 is due to Mr. Dengyong Jin, who is General Manager of our China operations and chief executive officer and principal shareholder of Xingyong . These amounts are not due prior to September 30, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

(13) Loan from Unrelated Parties

During the quarter ended March 31, 2013, the Company obtained short term borrowings of $11,351,604 from four unrelated parties. The loans are dated from February 28, 2013 and mature from one to three months. The loans are unsecured and interest free.

(14) Short-term Bank Loans

As of March 31, 2013 and December 31, 2012, short-term loans in the amount of $ 45,241,000 and $ 38,680,500, respectively, consisted of the following:

	March 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	$6,440,000	$6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,440,000	6,420,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	6,440,000	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,440,000	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,635,000	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,830,000	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,830,000	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,186,000	4,173,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000

	$45,241,000	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of March 31, 2013, the unpaid principal balance drawn from the secured line of credit was $51.4 million, including $39.6 million of short-term bank loans as disclosed above and $11.8 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of March 31, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $862,448 and $1,229,745 for the three months ended March 31, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 7.08% and 6.92% as of March 31, 2013 and December 31, 2012, respectively.

Capitalized interest were $178,177 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Long term bank loans:

	March 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,270,000	$-

Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,797,800	4,782,900

	$16,067,800	$4,782,900

(15) Other Payable

Other payable amounted $1,489,655 and $630,179 as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, other payable mainly included amounts payable to the local bureau of finance of $919,310 for VAT. For the year ended December 31, 2012, other payable mainly included amounts payable to the local bureau of finance of $434,955 for VAT.

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

In May 2013, the Company issued 1,000,000 shares of restricted common stock to Mr. Dengyong Jin as a reward to his services provided. The 1,000,000 shares were valued at fair market value and were recorded as general and administration expense. Mr. Dengyong Jin is the CEO of Xinghe Xingyong Carbon Co., Ltd., which is the Company’s Subsidiary.

On May 7, 2013, the Company elected Dong Jin as directors.  Mr. Dong Jin is the son of Dengyong Jin.

In May 2013, the Company issued 25,000 shares of restricted common stock to Mr. Dong Jin for service as director. The 25,000 shares were valued at fair market value and were recorded as general and administration expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2012, our revenues and profits decreased from 2011 due to a decrease in demand for our products, which resulted from more competitive market conditions, as discussed in greater detail below under the heading “Results of Operations.” This trend continues into 2013.

The steel industry started to recover in 2010, in particular since the third quarter of 2010. Our revenues, gross profits and gross margins improved significantly during the second half of 2010, which continued into the end of 2011. In 2012, our revenues decreased due to slowdown of steel. Our gross margin for the three months ended March 31, 2013 was (8.5)%, compared to 29.0% for the three months ended March 31, 2012 due to the strong competition, and increased deprecation and amortization expenses in the cost of goods sold due to the increased property and equipment used in the manufacturing process.

Our cash increased and our accounts receivables decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of March 31, 2013 was adequate. We plan to continue to focus on increasing the percentage of our high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite.

The current budgeted investment for the construction of our new production facility was approximately $17.7 million in the aggregate. Approximately $11.4 million had been spent as of March 31, 2013.

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

At March 31, 2013, we had short-term bank loans of approximately $45.2 million.  These bank loans, which are secured by liens on our fixed assets and land use rights, are due between June 2013 and March 2014, including approximately $40 million owed to the Construction Bank of China. During the three months ended March 31, 2013, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank.  In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of March 31, 2013, the unpaid principal balance drawn from the secured line of credit was $51.4 million, including $39.6 million of short-term bank loans and $11.8 million of notes payable.  Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment  when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At March 31, 2013, our cash reserves, including restricted cash, were $24.0 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and 2011, but decreased during the year ended December 31, 2012. This trend continues into 2013. Selling price of our products also decreased in 2012 and in the first quarter of 2013, resulting in decreases in our gross margin. As of March 31, 2013 and December 31, 2012, advances to suppliers amounted to $12,503,217 and $1,177,462, respectively. The increase is because the Company advances $11,308,798 for a new construction project as of March 31, 2013.

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

Results of Operations

Three months ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
	2013		2012
Sales	$3,061	100.0%	$10,061	100.0%
Cost of goods sold	3,320	108.5%	7,144	71.0%
Gross profit (loss)	(259)	(8.5)%	2,917	29.0%
Operating expenses
Selling expenses	18	0.6%	47	0.5%
General and administrative	385	12.6%	851	8.5%
Depreciation and amortization	68	2.2%	57	0.6%
Income (loss) from operations	(730)	(23.8)%	1,962	19.5%
Other income	0.3	0.01%	-	-%
Other expense	-	-%	-	-%
Change in fair value of warrants	44	1.4%	(479)	(4.8)%
Interest expense, net	(817)	(26.7)%	(1,230)	(12.2)%
Net income (loss)	(1,502)	(49.1)%	253	2.5%
Preferred Stock Dividend	(5)	(0.1)%	(5)	(0.1)%
Net income (loss) available to common shareholders	$(1,507)	(49.2)%	$248	2.5%

Sales.

During the three months ended March 31, 2013, we had sales of $3,060,918, compared to sales of $10,061,210 for the three months ended March 31, 2012, a decrease of $7,000,292, or approximately 69.6%. Sales decrease was mainly attributable to a significant decrease in the demand for our products during the three months ended March 31, 2013, which resulted from the struggle of steel companies.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended March 31, 2013 and 2012, respectively, was as follows:

	March 31, 2013 Sales	% of Total Sales	March 31, 2012 Sales	% of Total Sales
Graphite Electrodes	$80,960	2.6%	$456,647	4.5%
Fine Grain Graphite	1,394,956	45.6%	4,467,350	44.4%
High Purity Graphite	1,491,521	48.7%	5,051,089	50.2%
Others (1)	93,481	3.1%	86,124	0.9%
Total	$3,060,918	100.0%	$10,061,210	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin .

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended March 31, 2013, our cost of goods sold was $3,320,320, compared to $7,143,606 for the cost of goods sold for the three months ended March 31, 2012, a decrease of $3,823,286, or approximately 53.5%. The decrease in the cost of sales was mainly due to decrease in sales volume.

Our gross margin decreased from 29.0% for the three months ended March 31, 2012 to (8.5)% for the three months ended March 31, 2013. This decrease is mainly due to decreased sales price due to competition and less demand and increased cost of goods sold due to increased depreciation allocated to the cost of goods sold due to the transfer of construction in progress to property and equipment since the end of 2012.

Operating expenses.

Operating expenses totaled $470,411 for the three months ended March 31, 2013, compared to $955,201 for the three months ended March 31, 2012, a decrease of $484,790, or approximately 50.8%.

Selling, general and administrative expenses

Selling expenses decreased from $46,798 for the three months ended March 31, 2012 to $17,941 for the three months ended March 31, 2013, a decrease of $28,857, or 61.7%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $384,582 for the three months ended March 31, 2013, compared to $851,399 for the three months ended March 31, 2012, a decrease of $466,817, or 54.8%. The decrease in general and administrative expenses was mainly due to decreased consulting expenses, decreased bad debt expenses offset by increased salary expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $655,449 for the three months ended March 31, 2013, compared to $567,584 for the three months ended March 31, 2012, an increase of $87,865, or approximately 15.48%. For the three months ended March 31, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $587,561 and $67,888, respectively.  For the three months ended March 31, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $510,580 and $57,004, respectively. The increase in depreciation and amortization expenses is due to additional fixed assets placed in service.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $729,813 for the three months ended March 31, 2013, compared to operating income of $1,962,403 for the three months ended March 31, 2012, a decrease of approximately $2,692,216, or 137.2%.

Other income and expenses.

Our interest expense was $862,448 for the three months ended March 31, 2013, compared to $1,229,745 for the three months ended March 31, 2012, reflecting decreased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $44,368 for the three months ended March 31, 2013, compared to $(479,563) for the three months ended March 31, 2012.

Income tax.

During the three months ended March 31, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $165,203, respectively, for the three months ended March 31, 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the three months ended March 31, 2013 was $1,502,268, compared to net income of $253,117 for the three months ended March 31, 2012, a decrease of $1,755,385, or 693.5%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2013 was $146,277, compared to $423,897 for the three months ended March 31, 2012, a decrease of $277,620, or 65.5%.

Preferred Stock Dividend.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $4,537 and $5,018 for the three months ended March 31, 2013 and 2012, respectively.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $1,506,805, or $(0.06) per share (basic and diluted), for the three months ended March 31, 2013, compared to net income of $248,099, or $0.01 per share (basic and diluted), for the three months ended March 31, 2012.

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

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from short-term and long-term loans   from banks in China, loans from unrelated parties and loans from related parties. Currently and for the last two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from related parties. The Company is able to operate with a low net working capital because of local community and governmental support in Inner Mongolia. For example, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities, as described below under the heading “Summary of Significant Accounting Policies—Land Use Rights.”

At March 31, 2013, we had short-term loans in the aggregate amount of $45,241,000 outstanding, as described below.

	March 31, 2013	December 31, 2012
	(unaudited)
Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	$6,440,000	$6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,440,000	6,420,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	6,440,000	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,440,000	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013 with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,635,000	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,830,000	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,830,000	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,186,000	4,173,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000

	$45,241,000	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $149 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of March 31, 2013, the unpaid principal balance drawn from the secured line of credit was $51.4 million, including $39.6 million of short-term bank loans as disclosed above and $11.8 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of March 31, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $862,448 and $1,229,745 for the three months ended March 31, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 7.08% and 6.92% as of March 31, 2013 and December 31, 2012, respectively.

Capitalized interest were $178,177 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Long term bank loans:

	March 31, 2013	December 31, 2012
	(Unaudited)

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,270,000	$-

Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,797,800	4,782,900

	$16,067,800	$4,782,900

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

Despite a low amount of working capital, we are able to operate our business through bank financing, loans from related and unrelated parties and issuing equity in exchange for certain services provided. Our long-term goal is to continue to roll over short-term loans and obtain positive cash flows from collecting our outstanding accounts receivable and sales of inventory until our new facility is operating at full capacity. We have the ability to manage and predict our cash flow for inventory purchases and advances to suppliers because the length of the time it takes to complete purchase orders for customers, which on average is six months. Our customers must order products well in advance of productions, as a purchase order is fulfilled only six months after such order is placed, thereby allowing us to predict cash flow. During the interim, we expect that anticipated cash flows from future operations, short-term and long-term bank loans and loans from unrelated or related parties will be sufficient to fund our operations through at least the next twelve months, provided that :

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

At March 31, 2013, cash and cash equivalents were $1,680,254, compared to $129,746 at December 31, 2012, an increase of $1,550,508. Restricted cash increased to $22,379,000 as of March 31, 2013 from $22,149,000 as of December 31, 2012, which was restricted as a requirement by our lenders. Our working capital deficit increased by $1,368,946 to a deficit of $1,860,693 at March 31, 2013 from a deficit of $491,747 at December 31, 2012.

As of March 31, 2013, accounts receivable, net of allowance, was $7,142,892, compared to $11,239,002 at December 31, 2012, a decrease of $4,096,110, or 36.45%. The decrease was mainly due to decreased sales during the three months ended March 31, 2013. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of March 31, 2013.

As of March 31, 2013, inventories were $48,181,039, compared to $48,417,875 at December 31, 2012, a decrease of $236,836, or 0.49%. The decrease in inventories is because the Company is keeping lower inventory due to slower sales.

As of March 31, 2013, prepaid expenses were $785,438, compared to $280,779 at December 31, 2012, an increase of $504,659, or 179.74%. The increase in prepaid expenses is attributable to increased prepaid services during the quarter ended March 31, 2013 offset by the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers increased from $1,177,462 at December 31, 2012 to $12,503,217 at March 31, 2013, an increase of $11,325,755. The increase is because the Company advances $11,308,798 for a new construction project as of March 31, 2013. No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $40,606,500 to $40,733,000 from December 31, 2012 to March 31, 2013. The increase is due to the Company obtaining additional fund to secure its inventory. The notes payable were secured by $22,379,000 of restricted cash at March 31, 2013. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012

The following table sets forth information about our net cash flow for the three months indicated:

Cash Flows Data:

	For Three Months Ended March 31
	2013	2012
Net cash flows used in operating activities	$(15,210,594)	$(8,089,943)
Net cash flows used in investing activities	$(11,577,432)	$(429,610)
Net cash flows provided by financing activities	$28,335,251	$8,363,985

Net cash flow used in operating activities was $15,210,594 for the three months ended March 31, 2013, compared to $8,089,945 for the three months ended March 31, 2012, an increase of $7,120,649, or 88.0%. The increase in net cash flow used in operating activities was mainly due to less increase in accounts receivable of $4.1 million, less payments made to acquire inventories of $4.5 million, which was offset by, increased net loss of $1.8 million, increased payments for advance to suppliers of $6.1 million and more payments made for other receivable of $7.2 million.

Net cash flow used in investing activities was $11,577,432 for the three months ended March 31, 2013, compared to $429,610 for the three months ended March 31, 2012, an increase of $11,147,822, or 2,594.9%. Approximately $0.11 million was spent on construction costs and $2 thousand was spent for property and equipment and $11.6 million was spent for construction in progress for our new construction during the three months ended March 31, 2013. Approximately $0.6 million was spent on construction costs and $0.02 million was spent for property and equipment for our new factory during the three months ended March 31, 2012.

Net cash flow provided by financing activities was $28,335,251 for the three months ended March 31, 2013, compared to $8,363,985 for the three months ended March 31, 2012, an increase of $19,971,266 or 238.8%.  The increase in net cash flow provided by financing activities was due to the increase in proceeds from unrelated parties, increase in additional notes payable, increase in short-term loans and long-term loans entered into during the three months ended March 31, 2013, which offset mainly by a decrease in the amount of restricted cash of $5.1 million required to secure our notes payable. The Company had borrowed approximately $17.7 million of notes payable for the three months ended March 31, 2013, compared to $10.8 million for the three months ended March 31, 2012. In addition, the aggregate amount of outstanding short-term loans borrowed and repaid increased for the three months ended March 31, 2013. The Company borrowed $11.2 million in short-term bank loans and repaid $4.8 million during the three months ended March 31, 2013, while the Company borrowed $4.8 million in short-term bank loans and repaid $4.8 million for the three months ended March 31, 2012.

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

For the three months ended March 31, 2013, three customers accounted for 10% or more of sales revenues, representing 36%, 23% and 23%, respectively of the total sales. For the three months ended March 31, 2012, three customers accounted for 10% or more of sales revenues, representing 43.2%, 15.0% and 14.3%, respectively of the total sales. As of March 31, 2013, there were two customers that constituted 58% and 25% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the three months ended March 31, 2013, three suppliers accounted for 10% or more of our total purchases, representing 59.7%, 22.6%, respectively. For the three months ended March 31, 2012, three suppliers accounted for 10% or more of our total purchases, representing 33.2%, 22.4%, and 17.0%, respectively..

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2013 and 2012.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $3,717,232 as of March 31, 2013. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2013 or December 31, 2012 and therefore, no allowance for inventory was necessary.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at March 31, 2013 and December 31, 2012.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2013 and 2012 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of March 31, 2013:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$179,994	$-	$-	$179,994

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	$-	$-	$224,362

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the three months ended March 31, 2013 and 2012.

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

Stock compensation expenses of $48,375 and $179,100 of were amortized and recognized as general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

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

On December 20, 2012, the Company issued 60,000 shares of common stock as compensation for one service company.

On December 20, 2012, the Company issued 320,000 shares of common stock at a price of $0.50 per share to unrelated parties to raise money for the Company’s operations.

On December 28, 2012, the Company issued 65,000 shares of common stock as compensation for one service company.

On January 15, 2013, the Company issued 30,000 shares of common stock as compensation for one service company.

On March 28, 2013, the Company issued 30,000 shares of common stock as compensation for one service company.

In May 2013, the Company issued 1,000,000 shares of restricted common stock to Mr. Dengyong Jin as a reward to his services provided. The 1,000,000 shares were valued at $500,000, or $0.5 per share based on the closing price of the Company’s common stock on the date of issuance, and recorded as general and administration expense. Mr. Dengyong Jin is the CEO of Xinghe Xingyong Carbon Co., Ltd., which is the Company’s Subsidiary.

On May 7, 2013, the Company elected Dong Jin as directors.  Mr. Dong Jin is the son of Dengyong Jin.

In May 2013, the Company issued 25,000 shares of restricted common stock to Mr. Dong Jin for service as director. The 25,000 shares were valued at $6,250, or $ 0.25 per share based on the closing price of the Company’s common stock on the date of issuance, and recorded as stock compensation.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 15, 2013	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 15, 2013	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer