Form 10-Q
period 2013-06-30
China Carbon Graphite Group, Inc.
filed 2013-08-14
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,282,518 shares of common stock are issued and outstanding as of August 14, 2013.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2013

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$356,102	$129,746
Restricted cash	27,373,155	22,149,000
Accounts receivable, Net	8,063,402	11,239,002
Notes receivable	5,526,864	-
Advance to suppliers	1,840,782	1,177,462
Inventories	42,787,195	48,417,875
Prepaid expenses	981,809	280,779
Other receivables, net of allowance of $223,683 and $220,339, respectively	122,465	35,655
Total current assets	87,051,774	83,429,520

Property And Equipment, Net	40,348,619	40,964,363

Construction In Progress	24,434,608	7,324,379

Land Use Rights, Net	9,753,620	9,657,419
Total Assets	$161,588,621	$141,375,681

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,359,879	$2,250,745
Advance from customers	1,779,550	1,368,525
Short term bank loans	45,784,860	38,680,500
Notes payable	50,998,794	40,606,500
Other payables	1,604,246	630,179
Loan from unrelated parties	265,073	338,002
Dividends payable	55,841	46,816
Total current liabilities	102,848,243	83,921,267

Amount due to related parties	4,748,375	4,795,593
Long Term Bank Loan	16,260,957	4,782,900
Accounts Payable - Long Term	-
Warrant Liabilities	78,654	224,362
Total Liabilities	123,936,229	93,724,122

Redeemable convertible series B preferred stock, $0.001 par value;
3,000,000 shares authorized; 300,000 and 300,000 shares issued
and outstanding at June 30, 2013 and December 31, 2012, respectively.	360,000	360,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
26,282,518 and 25,077,518 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	26,282	25,077
Additional paid-in capital	18,540,025	18,223,781
Accumulated other comprehensive income	9,621,604	8,982,925
Retained earnings	9,104,481	20,059,777
Total stockholders' equity	37,292,392	47,291,558
Total Liabilities and Stockholders' Equity	$161,588,621	$141,375,681

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
(Audited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Sales	$2,714,252	$11,877,543	$5,775,170	$21,938,753

Cost of Goods Sold	3,748,027	8,985,125	7,068,347	16,128,731

Gross Profit (Loss)	(1,033,775)	2,892,418	(1,293,177)	5,810,022

Operating Expenses
Selling expenses	19,895	29,152	37,836	75,950
General and administrative	7,402,091	1,170,462	7,786,673	2,021,861
Depreciation and amortization	51,814	46,826	119,702	103,830
Total operating expenses	7,473,800	1,246,440	7,944,211	2,201,641

Operating (Loss) Income Before Other Income (Expense)	(8,507,575)	1,645,978	(9,237,388)	3,608,381

Other Income (Expense)
Interest expense	(1,054,202)	(1,220,173)	(1,916,650)	(2,449,918)
Interest income	16,502	21	61,806	43
Other expense	-	(215,468)	-	(215,468)
Other income	(68)	215,190	253	215,190
Change in fair value of warrants	101,340	445,763	145,708	(33,800)
Total other expense (income), net	936,428	(774,667)	1,708,883	(2,483,953)

(Loss) Income Before Income Tax Expense	(9,444,003)	871,311	(10,946,271)	1,124,428

Income Tax Expense	-	-	-	-

Net Income (Loss)	(9,444,003)	871,311	(10,946,271)	1,124,428

Preferred Stock Dividends	(4,488)	(4,625)	(9,025)	(9,643)

Net Income (Loss) Available To Common Shareholders	(9,448,491)	866,686	(10,955,296)	1,114,785

Other Comprehensive Income
Foreign currency translation gain	492,402	(433,954)	638,679	(10,057)
Total Comprehensive Income (Loss)	$(8,951,601)	$437,357	$(10,307,592)	$1,114,371

Share Data

Basic earnings (loss) per share	$(0.37)	$0.04	$(0.43)	$0.05

Diluted earnings (loss) per share	$(0.37)	$0.04	$(0.43)	$0.05

Weighted average common shares outstanding,
basic	25,810,980	23,948,851	25,459,203	23,632,248

Weighted average common shares outstanding,
diluted	25,810,980	24,254,661	25,459,203	23,938,058

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Audited)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(10,946,271)	$1,124,428
Adjustments to reconcile net cash provided by (used in)
operating activities
Depreciation and Amortization	1,395,836	1,360,692
Related party interest expenses contribution	-	222,860
Stock compensation	317,450	374,333
Change in fair value of warrants	(145,708)	33,800
Bad debt expenses	-	-
Inventory impairment	5,328,291	-
Changes in operating assets and liabilities
Accounts receivable	3,318,834	(557,196)
Notes receivable	(5,481,758)	(257,316)
Other receivables	(85,565)	(31,808)
Advance to suppliers	(640,186)	3,529,409
Inventory	985,140	(6,755,136)
Prepaid expenses	(691,743)	(2,719)
Accounts payable and accrued liabilities	77,525	2,684,917
Advance from customers	387,073	192,640
Taxes payable	110,025	(444,341)
Other payables	844,271	353,241
Net cash (used in) provided by operating activities	(5,226,786)	1,827,804

Cash flows from investing activities
Acquisition of property,plant and equipment	(2,434)	(37,756)
Increase of land use rights	(116,227)	-
Addition of construction in progress	(16,860,357)	(1,109,403)
Net cash used in investing activities	(16,979,018)	(1,147,159)

Cash flows from financing activities
Proceeds from issuing common stock	-	472,000
Proceeds from short term loans	11,312,400	11,074,000
Repayments for short term loans	(4,848,171)	(17,876,600)
Proceeds from long term loans	21,008,743	4,714,360
Proceeds from loan from unrelated parties	-	9,162,944
Repayment of loans to unrelated parties	(77,421)	(9,162,944)
Proceeds from loan from related parties	451,524	31,640
Repayments to related parties	(570,533)	(142,380)
Proceeds from stock not yet issued	-	(145,000)
Restrict cash	(4,848,171)	996,660
Proceeds from notes payable	17,776,629	17,876,600
Repayments to notes payable	(17,776,629)	(16,848,300)
Net cash provided by financing activities	22,428,371	152,980

Effect of exchange rate fluctuation	3,787	(4,185)

Net increase in cash	226,354	829,440

Cash and cash equivalents at beginning of period	129,746	521,450

Cash and cash equivalents at ending of period	$356,100	$1,350,890

Supplemental disclosure of cash flow information

Interest paid	$2,451,059	$1,643,371
Income taxes paid	$-	$-

Non-cash activities:

Preferred stock conversion to common stock	$-	$144

Issuance of common stock for compensation	$317,450	$153,800

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

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Talent and Yongle. Also consolidated are the financial statements of Xingyong. The financial statements of Xingyong are consolidated with our financial statements because Xingyong is a variable interest entity.  The entire operating business operations of the Company are located in Xingyong. Therefore the financial position and results of operations and cash flows of the Company are significantly influenced by the results of Xingyong, the VIE. Talent is party to four agreements dated December 7, 2007 with the owners of the registered equity of Xingyong.  The agreements transfer to Talent benefits and all of the risk arising from the operations of Xingyong, as well as complete managerial authority over the operations of Xingyong.

The following paragraphs briefly describe the key provisions of each contractual agreement that prescribes the Company’s relationship with Xingyong:

Exclusive Technical Consulting and Services Agreement.  Technical consulting and services agreement entered into on December 7, 2007 between Yongle and Xingyong, pursuant to which Yongle has agreed to provide technical and consulting services related to the business operations of Xingyong. As consideration for such services, Xingyong has agreed to pay to Yongle a service fee equal to 80% to 100% of the profits of Xingyong. The exact fee is calculated and paid on a quarterly basis, and is determined based on a number of factors, including but not limited to the complexity of the services provided and the commercial value of the services provided.  The exclusive technical consulting and services agreement has a 10 year term. Yongle may extend the term of such agreement. The parties may terminate the agreement, prior to its expiration, upon the mutual consent of Yongle and Xingyong.

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

Because the relationship between Xingyong and Yongle is entirely contractual, the Company’s interest in Xingyong depends on the enforceability of those agreements under the laws of the PRC. The Company is not aware of any judicial decision as to the enforceability of similar agreements under PRC law. However, since the owner of the registered equity of Xingyong is Mr. Jin, the Company’s major shareholder and General Manager, the Company does not believe that there is a significant risk that Xingyong will seek to terminate the relationship or otherwise breach the agreements. Accordingly, the Company believes that consolidation of the financial statements of Xingyong with those of the Company is appropriate.  The shareholders of Xingyong do not have any kick-back rights.

Liquidity and Working Capital Deficit

Currently and for the last two fiscal years, the Company has managed to operate the business with a low net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from related parties. The Company is able to operate with a low net working capital because of local community and governmental support in Inner Mongolia. Additionally, due to the length of the time that it takes to complete purchase orders for customers, the Company is able to reasonably predict future operating cash flow needs. The Company believes operating cash flows from accounts receivable and inventory and the ability to roll over short-term debt, taken together, provide adequate resources to fund ongoing operations in the foreseeable future. The Company believes that the increased market demand and expanded production capacity, together with management of our accounts receivable, will produce positive cash flows in future years. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

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

(2) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements. The results of the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

The financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries and Xingyong, a variable interest entity whose financial condition is consolidated with the Company pursuant to ASC Topic 810-10, Consolidation, in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of June 30, 2013 and December 31, 2012, these amounts totaled $27,373,155 and $22,149,000, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured.

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

As of June 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $5,372,134 and $0, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded during the six months ended June 30, 2013 and 2012.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has capitalized interest expenses $245,109 (RMB 1,516,707) and $0 for the three months ended at June 30, 2013 and 2012. The Company has capitalized interest expenses $424,289 (RMB 2,625,460) and $0 for the six months ended at June 30, 2013 and 2012.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2013 and 2012 were $492,401 and $(433,954), respectively. Translation adjustments for the six months ended June 30, 2013 and 2012 were $638,678 and $(10,057), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended June 30, 2013 and 2012 were $504 and $(8,004), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2013 and 2012 were $3,787 and $(4,185), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.14 RMB and 6.23 RMB to $1.00 at June 30, 2013 and December 31, 2012, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2013 and 2012 were 6.19 RMB and 6.32 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2013 and 2012.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2013 and 2012, shipping and handling costs were $2,422 and $8,137, respectively. For the six months ended June 30, 2013 and 2012, shipping and handling costs were $6,299 and $32,724, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $(3,401) and $(79,346) as of June 30, 2013 and December 31, 2012, respectively.

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 at June 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $0 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $0 from the change in fair value of these warrants for the three months ended June 30, 2013.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $8,839 and $31,717 at June 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $8,011 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $14,868 from the change in fair value of these warrants for the three months ended June 30, 2013.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $61,785 and $170,947 at June 30, 2013, and December 31, 2012, respectively. The Company recognized a gain of $32,362 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $76,800 from the change in fair value of these warrants for the three months ended June 30, 2013.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $8,030 and $21,698 at June 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $3,996 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $9,672 from the change in fair value of these warrants for the three months ended June 30, 2013.

In summary, the Company recorded a total amount of $101,340 and $145,708 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months and six months ended June 30, 2013, respectively. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2013	December 31, 2012
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	June 30, 2013	December 31, 2012
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	1.21	1.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	June 30, 2013	December 31, 2012
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.48	1.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

	June 30, 2013	December 31, 2012
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.53	2.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	143%	146%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of June 30, 2013:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$78,654	-	$-	$78,654
Notes receivables	$5,526,864	-	$5,526,864	-
Notes payable	$50,998,794	-	$50,998,794	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of June 30, 2013	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Weighted average shares of common stock outstanding (basic)	25,459,203	23,632,248
Shares issuable upon conversion of Series B Preferred Stock	-	305,810
Weighted average shares of common stock outstanding (diluted)	25,459,203	23,938,058
Net income (loss) available to common shareholders	$(10,955,294)	$1,114,786
Net income (loss) per shares of common stock (basic)	$(0.43)	$0.05
Net income (loss) per shares of common stock (diluted)	$(0.43)	$0.05

For the six months ended June 30, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the six months ended June 30, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Weighted average shares of common stock outstanding (basic)	25,810,980	23,948,851
Shares issuable upon conversion of Series B Preferred Stock	-	305,810
Weighted average shares of common stock outstanding (diluted)	25,810,980	24,254,661
Net income (loss) available to common shareholders	$(9,448,489)	$866,687
Net income (loss) per shares of common stock (basic)	$(0.37)	$0.04
Net income (loss) per shares of common stock (diluted)	$(0.37)	$0.04

For the three months ended June 30, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended June 30, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

For the six months ended June 30, 2013, one customer accounted for 10% or more of sales revenues, representing 15.9% of the total sales. For the six months ended June 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.4% and 24.9%, respectively of the total sales. As of June 30, 2013, there were two customers that constituted 38.5% and 14.2% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the six months ended June 30, 2013, three suppliers accounted for 10% or more of our total purchases, representing 20.4%, 19.8% and 10.0%, respectively. For the six months ended June 30, 2012, four suppliers accounted for 10% or more of our total purchases, representing 35.7%, 15.4%, 14.2% and 10.7%, respectively.

For the six months ended June 30, 2013 and 2012, the Company had insurance expense of $0 and $26,328 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Six Months Ended June 30,
	2013	2012
Computed tax at the PRC statutory rate of 15%	$-	$298,317
Benefit of tax holiday	-	(298,317)
Income tax expenses per books	$-	$-

(6)  Accounts Receivable, net

As of June 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Amount outstanding	$11,994,239	$15,111,084
Less: Allowance for doubtful accounts, net	(3,930,837)	(3,872,082)
Net amount	$8,063,402	$11,239,002

As of June 30, 2013 and December 31, 2012, allowance for doubtful accounts consisted of the following:

	June 30, 2013	December 31, 2012
Beginning balance	$3,872,082	$2,790,662
Provision for (recovery of) doubtful accounts	58,755	1,081,420
Ending balance	$3,930,837	$3,872,082

(7)  Advances to Suppliers

As of June 30, 2013 and December 31, 2012, advance to suppliers consisted of the following:

	June 30, 2013	December 31, 2012
Advances to suppliers	$1,840,782	$1,177,462

Advances to suppliers increased from $1,177,462 at December 31, 2012 to $1,840,782 at June 30, 2013, an increase of $663,320. The increase is due to the Company advancing more money to suppliers to acquire raw materials during the six months ended June 30, 2013

(8)  Inventories

As of June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$6,167,724	$5,863,406
Work in process	42,495,207	40,387,355
Finished goods	1,496,398	2,167,114
Reserve for slow moving and obsolete inventory	(5,372,134)	-
	$42,787,195	$48,417,875

As of June 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $4,898,576 and $0, respectively.

(9)  Property and Equipment, net

As of June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Building	$27,182,924	$26,776,613
Machinery and equipment	29,130,114	28,692,280
Motor vehicles	34,216	33,705
	56,347,254	55,502,598
Less: accumulated depreciation	(15,998,635)	(14,538,235)
	$40,348,619	$40,964,363

For the three months ended June 30, 2013 and 2012, depreciation expenses amounted to $618,323 and $508,984, respectively. For the six months ended June 30, 2013 and 2012, depreciation expenses amounted to $1,229,678 and $1,019,563, respectively. As of June 30, 2013 and December 31, 2012, a net book value of $34,534,808 and $35,193,170 of property and equipment were pledged as collateral for the Company’s short-term loans, respectively.

Construction in progress consists of two projects as follows:

	June 30, 2013	December 31, 2012	Estimated completion time	Expected capital needed to complete

Production facility	$15,480,471	$-	2014	$8,388,453
Land improvements	8,954,137	7,324,379	2013	-
	$24,434,608	$7,324,379		$8,388,453

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the six months ended June 30, 2013.

(10) Land Use Rights

As of June 30, 2013 and December 31, 2012, land use rights consisted of the following:

	June 30, 2013	December 31, 2012
Land Use Rights	$11,900,425	$11,610,103
Less: Accumulated amortization	(2,146,805)	(1,852,684)
	$9,753,620	$9,657,419

During the year ended December 31, 2012, the Company increased $14,091 to land use right by paying additional fee. For the three months ended June 30, 2013 and 2012, amortization expenses were $107,560 and $46,826, respectively. For the six months ended June 30, 2013 and 2012, amortization expenses were $166,158 and $103,830, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

Twelve-month period ended June 30,
2014	$238,328
2015	238,328
2016	238,328
2017	238,328
2018	238,328
2019 and thereafter	8,561,980
Total	$9,753,620

As of June 30, 2013 and December 31, 2012, all land use rights were pledged as collateral for short-term bank loans.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of June 30, 2013 and December 31, 2012, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the six months ended June 30, 2013, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of June 30, 2013. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of June 30, 2013.

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

As of June 30, 2013, there are total 1,229,200 shares warrants outstanding.

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

(e) Stock Issuances to Consultants

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $0 and $87,850 was amortized and recognized as a general and administrative expense for the three months ended June 30, 2013 and 2012, respectively. The amount of $0 and $175,700 was amortized and recognized as a general and administrative expense for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2012, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $0 and $91,250 was amortized and recognized as a general and administrative expense for the three months ended June 30, 2013 and 2012, respectively. The amount of $0 and $182,500 was amortized and recognized as a general and administrative expense for the six months ended June 30, 2013 and 2012, respectively. As of September 30, 2012, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $8,067 and $16,133 was amortized and recognized as a general and administrative expense for the three months ended June 30, 2013 and 2012, respectively. The amount of $32,267 and $16,133 was amortized and recognized as a general and administrative expense for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In June 2012, the Company issued an aggregate of 100,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $57,000 was recorded for the consulting expenses and amortized over four months. In September 2012, these 100,000 shares of common stock had been canceled due to early termination of the consulting agreement.

In July 2012, the Company issued an aggregate of 45,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $24,750 was recorded for the expenses and amortized over six months. The amount of $24,750 was amortized and recognized as a general and administrative expense for the year ended December 31, 2012. As of June 30, 2013, these consulting expenses were fully amortized.

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

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $12,422 and $26,397 was amortized and recognized as a general and administrative expense for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement in exchange for consulting services provided in 2012. A fair value of $31,200 was recorded as general and administrative expense for the year ended December 31, 2012.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $10,200 and $20,400 was amortized and recognized as a general and administrative expense for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over six months. The amount of $7,200 was amortized and recognized as a general and administrative expense for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, $21,600 remained to be amortized and was recorded as a prepaid expense.

(f) Other Stock Issuances

On December 13, 2012, the Company issued an aggregate of 100,000 shares of common stock to four directors as compensation for services provided in 2012. On December 13, 2012, the Company issued 60,000 shares of common stock to an employee for services provided in 2012. The issuance of these shares was recorded at fair market value, or $64,000.

On May 8, 2013, the Company issued 1,000,000 shares of restricted common stock to an employee for services provided in 2013. On May 8, 2013, the Company issued 25,000 shares of common stock to a director as compensation for services provided in 2013. The issuance of these shares was recorded at fair market value, or $256,250 and were recorded as general and administration expense.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2013, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010.

As a result, the Company declared a dividend for the Series B Preferred Stock in the amount of $55,841 as of June 30, 2013, compared to $46,816 as of December 31, 2012. For the six months ended June 30, 2013 and 2012, no payment was made for dividends declared.

(12) Amount Due to Related Parties

As of June 30, 2013 and December 31, 2012, the Company had related parties payable in the amount of $4,748,375 and $4,795,593, respectively. As of June 30, 2013, $4,748,375 is due to Mr. Dengyong Jin, who is General Manager of the Company’s China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to September 30, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

(13) Loan from Unrelated Parties

During the quarters ended June 30, 2013, the Company obtained short term borrowings of $265,073 from four unrelated parties. The loans are dated from February 28, 2013 and due on demand. The loans are unsecured and interest free.

(14) Short-term Bank Loans

As of June 30, 2013 and December 31, 2012, short-term loans in the amount of $45,784,860 and $38,680,500, respectively, consisted of the following:

	June 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,517,418	$-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,517,418	6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,517,418	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,517,418	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,702,740	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,888,063	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,888,063	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,236,322	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000

	$45,784,860	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights. Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of June 30, 2013, the unpaid principal balance drawn from the secured line of credit was $51.5 million, including $40.1 million of short-term bank loans as disclosed above and $11.4 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of June 30, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,054,202 and $1,220,173 for the three months ended June 30, 2013 and 2012, respectively. Interest expenses were $1,916,650 and $2,449,918 for the six months ended June 30, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 7.05% and 6.92% as of June 30, 2013 and December 31, 2012, respectively.

Capitalized interest were $245,109 and $0 for the three months ended June 30, 2013 and 2012, respectively. Capitalized interest were $424,289 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Long term bank loans:

	June 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	$11,405,481	$-

Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,855,476	4,782,900

	$16,260,957	$4,782,900

(15) Other Payable

Other payable amounted $1,604,246 and $630,179 as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013, other payable mainly included amounts payable to the local bureau of finance of $1,023,235 for VAT. For the year ended December 31, 2012, other payable mainly included amounts payable to the local bureau of finance of $434,955 for VAT.

(16) Subsequent events

On July 2, 2013, the Company borrowed bank loan of $6,439,979 (RMB 40,000,000) from China Construction Bank, due July 2, 2016, with an annual interest rate of 6.15% payable monthly, secured by property, equipment, building and land use rights.

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

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares.

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

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2012, our revenues and profits decreased from 2011 due to a decrease in demand for our products, which resulted from more competitive market conditions. In 2013, the market demand for graphite products further decreased due to the slowdown of steel industry. The graphite industry is experiencing even stronger competition in 2013, as discussed in greater detail below under the heading “Results of Operations.” The Company believes that the graphite industry will recover in 2014 when the demand should increase and competition should be less strong because most small graphite companies should be out of business by then.

Our gross margin for the three months ended June 30, 2013 was (38.1)%, compared to 24.4% for the three months ended June 30, 2012 and our gross margin for the six months ended June 30, 2013 was (22.4)%, compared to 26.5% for the six months ended June 30, 2012.  Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, and depreciation.  Sales of our higher margin products decreased significantly during the three and six months ended June 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the three and six months ended June 30, 2013. This increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Our cash increased and our accounts receivables decreased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of June 30, 2013 was adequate. We plan to continue to focus on increasing the percentage of our high margin products including large size ultra-high power graphite electrodes, high purity graphite and fine gain graphite.

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we expect the market to improve next year.  Furthermore, we expect the level of competition to decrease significantly, as many of our competitors will likely not survive the current downturn.  The current budgeted investment for the construction of our new production facility was approximately $21.2 million in the aggregate. Approximately $12.8 million had been spent as of June 30, 2013. We have used proceeds from a long-term loan to fund this construction.

Some of our expansion plans, including our ongoing construction and the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional financing from equity or debt markets, or borrow additional funds from local banks.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At June 30, 2013, we had short-term bank loans of approximately $45.8 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between August 2013 and June 2014, including approximately $40 million owed to the Construction Bank of China. During the six months ended June 30, 2013, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank. In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of June 30, 2013, the unpaid principal balance drawn from the secured line of credit was $51.5 million, including $40.1 million of short-term bank loans and $11.4 million of notes payable.  Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment  when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At June 30, 2013, our cash reserves, including restricted cash, were $27.4 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and 2011, but decreased during the year ended December 31, 2012. The price is stable in 2013. Selling price of our products also decreased in 2012 and in the first half of 2013, and became stable in the second quarter of 2013. As of June 30, 2013 and December 31, 2012, advances to suppliers amounted to $1,840,782 and $1,177,462, respectively.

In times of decreasing prices such as the current downturn, we may have to sell our products at prices, which are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Three months ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended June 30,
	2013		2012
Sales	$2,714	100.0%	$11,878	100.0%
Cost of goods sold	3,748	138.1%	8,985	75.6%
Gross profit (loss)	(1,034)	(38.1)%	2,892	24.4%
Operating expenses
Selling expenses	20	0.7%	29	0.2%
General and administrative	7,402	272.7%	1,170	9.9%
Depreciation and amortization	52	1.9%	47	0.4%
Income (loss) from operations	(8,508)	(313.4)%	1,646	13.9%
Other income	-	(0.0)%	215	1.8%
Other expense	-	0.0%	(215)	(1.8)%
Change in fair value of warrants	101	3.7%	446	3.8%
Interest income	17	0.6%	-	0.0%
Interest expense	(1,054)	(38.8)%	(1,220)	(10.3)%
Net income (loss)	(9,444)	(347.9)%	871	7.3%
Preferred Stock Dividend	(4)	(0.2)%	(5)	(0.0)%
Net income (loss) available to common shareholders	$(9,448)	(348.1)%	$867	7.3%

Sales.

During the three months ended June 30, 2013, we had sales of $2,714,254, compared to sales of $11,877,543 for the three months ended June 30, 2012, a decrease of $9,163,289, or approximately 77.1%. Sales decrease was mainly because the graphite industry experienced low demand during the three months ended June 30, 2013 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended June 30, 2013 and 2012, respectively, was as follows:

	June 30, 2013 Sales	% of Total Sales	June 30, 2012 Sales	% of Total Sales
Graphite Electrodes	$1,579,942	58.2%	$1,497,743	12.6%
Fine Grain Graphite	916,953	33.8%	5,307,387	44.7%
High Purity Graphite	13,574	0.5%	4,902,424	41.3%
Others (1)	203,784	7.5%	169,989	1.4%
Total	$2,714,254	100.0%	$11,877,543	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended June 30, 2013, our cost of goods sold was $3,748,027, compared to $8,985,125 for the cost of goods sold for the three months ended June 30, 2012, a decrease of $5,237,098, or approximately 58.3%. The decrease in the cost of sales was mainly due to decrease in sales volume.

Our gross margin decreased from 24.4% for the three months ended June 30, 2012 to (38.1)% for the three months ended June 30, 2013. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, and depreciation. Sales of our higher margin products decreased significantly during the three months ended June 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the three months ended June 30, 2013. This increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Operating expenses.

Operating expenses totaled $7,473,800 for the three months ended June 30, 2013, compared to $1,246,440 for the three months ended June 30, 2012, an increase of $6,227,360, or approximately 499.6%.

Selling, general and administrative expenses

Selling expenses decreased from $29,152 for the three months ended June 30, 2012 to $19,895 for the three months ended June 30, 2013, a decrease of $9,257, or 31.8%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $7,402,091 for the three months ended June 30, 2013, compared to $1,170,462 for the three months ended June 30, 2012, an increase of $6,231,629, or 532.4%. The increase in general and administrative expenses was mainly due to increased consulting expenses of $164,544 and increased inventory impairment expenses of $5,328,291 due to slow movement caused by decreasing sales for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $740,387 for the three months ended June 30, 2013, compared to $555,359 for the three months ended June 30, 2012, an increase of $185,028, or approximately 33.3%. For the three months ended June 30, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $688,573 and $51,814, respectively.  For the three months ended June 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $508,533 and $46,826, respectively. The increase in depreciation and amortization expenses is due to additional fixed assets placed in service.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $8,507,573 for the three months ended June 30, 2013, compared to operating income of $1,645,978 for the three months ended June 30, 2012, a decrease of approximately $10,153,551, or 616.9%.

Other income and expenses.

Our interest expense was $1,054,202 for the three months ended June 30, 2013, compared to $1,220,173 for the three months ended June 30, 2012, reflecting decreased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $101,340 for the three months ended June 30, 2013, compared to $445,763 for the three months ended June 30, 2012.

Income tax.

During the three months ended June 30, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $133,115, respectively, for the three months ended June 30, 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the three months ended June 30, 2013 was $9,444,001, compared to net income of $871,311 for the three months ended June 30, 2012, a decrease of $10,315,312, or 1,183.9%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended June 30, 2013 was $492,401, compared to $(433,954) for the three months ended June 30, 2012, an increase of $926,355, or 213.5%.

Preferred Stock Dividend.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $4,488 and $4,625 for the three months ended June 30, 2013 and 2012, respectively.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $9,448,489, or $(0.37) per share (basic and diluted), for the three months ended June 30, 2013, compared to net income of $866,686, or $0.04 per share (basic and diluted), for the three months ended June 30, 2012.

Six months ended June 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Six months ended June 30,
	2013		2012
Sales	$5,775	100.0%	$21,939	100.0%
Cost of goods sold	7,068	122.4%	16,129	73.5%
Gross profit (loss)	(1,293)	(22.4)%	5,810	26.5%
Operating expenses
Selling expenses	38	0.7%	76	0.3%
General and administrative	7,787	134.8%	2,022	9.2%
Depreciation and amortization	120	2.1%	104	0.5%
Income (loss) from operations	(9,237)	(159.9)%	3,608	16.4%
Other income	0.3	0.0%	215	1.0%
Other expense	-	0.0%	(215)	(1.0)%
Change in fair value of warrants	146	2.5%	(34)	(0.2)%
Interest Income	62	1.1%	-	0.0%
Interest expense	(1,917)	(33.2)%	(2,450)	(11.2)%
Net income (loss)	(10,946)	(189.5)%	1,124	5.1%
Preferred Stock Dividend	(9)	(0.2)%	(10)	(0.0)%
Net income (loss) available to common shareholders	$(10,955)	(189.7)%	$1,115	5.1%

Sales.

During the six months ended June 30, 2013, we had sales of $5,775,172, compared to sales of $21,938,753 for the six months ended June 30, 2012, a decrease of $16,163,581, or approximately 73.7%. Sales decrease was mainly because the graphite industry experienced low demand during the six months ended June 30, 2013 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the six months ended June 30, 2013 and 2012, respectively, was as follows:

	June 30, 2013 Sales	% of Total Sales	June 30, 2012 Sales	% of Total Sales
Graphite Electrodes	$1,660,902	28.8%	$2,645,516	12.0%
Fine Grain Graphite	2,331,909	40.0%	9,776,198	44.6%
High Purity Graphite	1,505,095	26.1%	9,260,948	42.2%
Others (1)	297,266	5.1%	256,091	1.2%
Total	$5,775,172	100.0%	$21,938,753	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the six months ended June 30, 2013, our cost of goods sold was $7,068,347, compared to $16,128,731 for the cost of goods sold for the six months ended June 30, 2012, a decrease of $9,060,384, or approximately 56.2%. The decrease in the cost of sales was mainly due to decrease in sales volume.

Our gross margin decreased from 26.5% for the six months ended June 30, 2012 to (22.4)% for the six months ended June 30, 2013. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, and depreciation. Sales of our higher margin products decreased significantly during the six months ended June 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the six months ended June 30, 2013. This increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Operating expenses.

Operating expenses totaled $7,944,211 for the six months ended June 30, 2013, compared to $2,201,641 for the six months ended June 30, 2012, an increase of $5,742,570, or approximately 260.8%.

Selling, general and administrative expenses

Selling expenses decreased from $75,950 for the six months ended June 30, 2012 to $37,836 for the six months ended June 30, 2013, a decrease of $38,114, or 50.2%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $7,786,673 for the six months ended June 30, 2013, compared to $2,021,861 for the six months ended June 30, 2012, an increase of $5,764,812, or 285.1%. The increase in general and administrative expenses was mainly due to increased consulting expenses of $295,269 and increased inventory impairment expenses of $5,328,291 due to slow movement caused by decreasing sales for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $1,395,836 for the six months ended June 30, 2013, compared to $1,360,692 for the six months ended June 30, 2012, an increase of $35,144, or approximately 2.58%. For the six months ended June 30, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $1,276,134 and $119,702, respectively.  For the six months ended June 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,256,862 and $103,830, respectively. The increase in depreciation and amortization expenses is due to additional fixed assets placed in service.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $9,237,386 for the six months ended June 30, 2013, compared to operating income of $3,608,381 for the six months ended June 30, 2012, a decrease of approximately $12,845,767, or 356.0%.

Other income and expenses.

Our interest expense was $1,916,650 for the six months ended June 30, 2013, compared to $2,449,918 for the six months ended June 30, 2012, reflecting decreased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $145,708 for the six months ended June 30, 2013, compared to $(33,800) for the six months ended June 30, 2012.

Income tax.

During the six months ended June 30, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $298,317, respectively, for the six months ended June 30, 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the six months ended June 30, 2013 was $10,946,269, compared to net income of $1,124,428 for the six months ended June 30, 2012, a decrease of $12,070,697, or 1,073.5%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2013 was $638,678, compared to $(10,057) for the six months ended June 30, 2012, an increase of $648,735, or 6,450.6%.

Preferred Stock Dividend.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010. As a result, we incurred dividend expenses of $9,025 and $9,643 for the six months ended June 30, 2013 and 2012, respectively.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $10,955,294, or $(0.43) per share (basic and diluted), for the six months ended June 30, 2013, compared to net income of $1,114,785, or $0.05 per share (basic and diluted), for the six months ended June 30, 2012.

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

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we expect the market to improve next year.  Furthermore, we expect the level of competition to decrease significantly, as many of our competitors will likely not survive the current downturn.  The current budgeted investment for the construction of our new production facility was approximately $21.2 million in the aggregate. Approximately $12.8 million had been spent as of June 30, 2013. We have used proceeds from a long-term loan to fund this construction.

Some of our expansion plans, including our ongoing construction, would likely require us to obtain additional financing from equity or debt markets, or borrow additional funds from local banks.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At June 30, 2013, we had short-term loans in the aggregate amount of $45,784,860 outstanding, as described below.

	June 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,517,418	$-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,517,418	6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	6,517,418	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,517,418	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights	5,702,741	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,888,063	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,888,063	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights	4,236,322	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000

	$45,784,860	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights. Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of June 30, 2013, the unpaid principal balance drawn from the secured line of credit was $51.5 million, including $40.1 million of short-term bank loans as disclosed above and $11.4 million of notes payable.

Each of these loans is renewable at the lender’s discretion. As of June 30, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,054,202 and $1,220,173 for the three months ended June 30, 2013 and 2012, respectively. Interest expenses were $1,916,650 and $2,449,918 for the six months ended June 30, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 7.05% and 6.92% as of June 30, 2013 and December 31, 2012, respectively.

Capitalized interest were $245,109 and $0 for the three months ended June 30, 2013 and 2012, respectively. Capitalized interest were $424,289 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Long term bank loans:

	June 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	$11,405,481	$-

Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,855,476	4,782,900

	$16,260,957	$4,782,900

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

At June 30, 2013, cash and cash equivalents were $356,102, compared to $129,746 at December 31, 2012, an increase of $226,356. Restricted cash increased to $27,373,155 as of June 30, 2013 from $22,149,000 as of December 31, 2012, which was restricted as a requirement by our lenders. Our working capital deficit increased by $15,304,720 to a deficit of $15,796,467 at June 30, 2013 from a deficit of $491,747 at December 31, 2012.

As of June 30, 2013, accounts receivable, net of allowance, was $8,063,402, compared to $11,239,002 at December 31, 2012, a decrease of $3,175,600, or 28.26%. The decrease was mainly due to decreased sales during the three and six months ended June 30, 2013. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of June 30, 2013.

As of June 30, 2013, inventories were $42,787,195, compared to $48,417,875 at December 31, 2012, a decrease of $5,630,680, or 11.63%. As of June 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $5,372,134 and $0, respectively.

As of June 30, 2013, prepaid expenses were $981,809, compared to $280,779 at December 31, 2012, an increase of $701,030, or 249.67%. The increase in prepaid expenses is attributable to increased prepaid services during the quarter ended June 30, 2013 offset by the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers increased from $1,177,462 at December 31, 2012 to $1,840,782 at June 30, 2013, an increase of $663,320. No allowance for doubtful accounts was necessary for the balance of advances to suppliers.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $40,606,500 to $50,998,794 from December 31, 2012 to June 30, 2013. The increase is due to the Company obtaining additional fund to secure its inventory. The notes payable were secured by $27,373,155 of restricted cash at June 30, 2013. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Six months ended June 30, 2013 Compared to Six months ended June 30, 2012

The following table sets forth information about our net cash flow for the six months indicated:

Cash Flows Data:

	For Six Months Ended June 30
	2013	2012
Net cash flows used in operating activities	$(5,226,784)	$1,827,804
Net cash flows used in investing activities	$(16,979,018)	$(1,147,159)
Net cash flows provided by financing activities	$22,428,371	$152,980

Net cash flow used in operating activities was $5,226,784 for the six months ended June 30, 2013, compared to $1,827,804 provided by operating activities for the six months ended June 30, 2012, an increase of $7,054,588, or 386.0%. The increase in net cash flow used in operating activities was mainly due to increased net loss of $12.1 million, increased impairment expenses of inventory of $5.4 million due to slow moving inventory, increased payments for advance to suppliers of $4.2 million, more payments made for notes receivable of $5.2 million, and increased accounts payable and accrued liabilities of $2.6 million, which was offset by, less increase in accounts receivable of $3.9 million, and less payments made to acquire inventories of $7.7 million.

Net cash flow used in investing activities was $16,979,018 for the six months ended June 30, 2013, compared to $1,147,159 for the six months ended June 30, 2012, an increase of $15,831,859, or 1,380.1%. Approximately $0.12 million was spent on construction costs and $16.9 million was spent for construction in progress for our new construction during the six months ended June 30, 2013. Approximately $1.1 million was spent on construction costs and $0.04 million was spent for property and equipment for our new factory during the six months ended June 30, 2012.

Net cash flow provided by financing activities was $22,428,371 for the six months ended June 30, 2013, compared to $152,980 for the six months ended June 30, 2012, an increase of $22,275,391 or 14,561.0%. The increase in net cash flow provided by financing activities was due to decrease in repayments for short-term loans of $13.0 million, increased proceeds from long-term loans of $16.3 million entered into during the six months ended June 30, 2013, which was offset mainly by a decrease in the amount of restricted cash of $5.8 million required to secure our notes payable and decrease in proceeds from loan from unrelated parties of $9.2 million. The Company borrowed $11.3 million in short-term bank loans and repaid $4.8 million during the six months ended June 30, 2013, while the Company borrowed $11.1 million in short-term bank loans and repaid $17.9 million for the six months ended June 30, 2012.

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

For the six months ended June 30, 2013, one customer accounted for 10% or more of sales revenues, representing 15.9% of the total sales. For the six months ended June 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.4% and 24.9%, respectively of the total sales. As of June 30, 2013, there were two customers that constituted 38.5% and 14.2% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the six months ended June 30, 2013, three suppliers accounted for 10% or more of our total purchases, representing 20.4%, 19.8% and 10.0%, respectively. For the six months ended June 30, 2012, four suppliers accounted for 10% or more of our total purchases, representing 35.7%, 15.4%, 14.2% and 10.7%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2013 and 2012.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $3,930,837 as of June 30, 2013. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. As of June 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $5,372,134 and $0, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, there was no impairment recorded during the years ended at June 30, 2013 and December 31, 2012.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2013 and 2012 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of June 30, 2013:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$78,654	$-	$-	$78,654

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	$-	$-	$224,362

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the six months ended June 30, 2013 and 2012.

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

Stock compensation expenses of $30,689 and $195,233 of were amortized and recognized as general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively. Stock compensation expenses of $79,064 and $374,333 of were amortized and recognized as general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries, except for the following:

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against us in the Southern District of New York. CNH is the sole holder of our Series B Preferred Stock. In its pleadings, CNH has made a claim against us in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares. We are currently in discussions regarding a potential settlement of this matter.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On January 15, 2013, the Company issued 30,000 shares of common stock as compensation for one service company.

On March 28, 2013, the Company issued 30,000 shares of common stock as compensation for one service company.

In May 2013, the Company issued 1,000,000 shares of restricted common stock to Mr. Dengyong Jin as a reward to his services provided. The 1,000,000 shares were valued at $250,000, or $0.25 per share based on the closing price of the Company’s common stock on the date of issuance, and recorded as general and administration expense. Mr. Dengyong Jin is the CEO of Xinghe Xingyong Carbon Co., Ltd., which is the Company’s Subsidiary.

In May 2013, the Company issued 25,000 shares of restricted common stock to Mr. Dong Jin for service as director. The 25,000 shares were valued at $6,250, or $ 0.25 per share based on the closing price of the Company’s common stock on the date of issuance, and recorded as stock compensation.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 14 , 2013	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 14 , 2013	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer