Form 10-Q
period 2013-09-30
China Carbon Graphite Group, Inc.
filed 2013-12-02
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,342,518 shares of common stock are issued and outstanding as of November 21, 2013.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2013

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$197,636	$129,746
Restricted cash	30,718,954	22,149,000
Accounts receivable, Net	6,232,675	11,239,002
Advance to suppliers	11,912,484	1,177,462
Inventories	45,645,068	48,417,875
Prepaid expenses	721,491	280,779
Other receivables, net of allowance of $224,319 and $220,339, respectively	452,695	35,655
Total current assets	95,881,003	83,429,519

Property, Plant And Equipment, Net	36,334,180	40,964,363

Construction In Progress	27,543,023	7,324,379

Land Use Rights, Net	9,654,207	9,657,419
Total Assets	$169,412,413	$141,375,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,492,996	$2,250,745
Advance from customers	1,697,436	1,368,525
Short term bank loans	45,915,033	38,680,500
Notes payable	57,679,739	40,606,500
Other payables	2,345,935	630,179
Loan from unrelated parties	265,826	338,002
Dividends payable	55,015	46,816
Total current liabilities	111,451,980	83,921,267

Amount due to related parties	4,761,875	4,795,593
Long Term Bank Loan	22,352,941	4,782,900
Accounts Payable - Long Term	-
Warrant Liabilities	25,657	224,362
Total Liabilities	138,592,453	93,724,122

Redeemable convertible series B preferred stock, $0.001 par value; 3,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	310,000	360,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized 26,342,518 and 25,077,518 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	26,342	25,077
Additional paid-in capital	18,551,966	18,223,781
Accumulated other comprehensive income	9,714,447	8,982,925
Retained earnings	2,217,206	20,059,775
Total stockholders' equity	30,509,960	47,291,558
Total Liabilities and Stockholders' Equity	$169,412,413	$141,375,680

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales	$2,721,723	$6,491,133	$8,496,893	$28,429,886

Cost of Goods Sold	2,269,493	4,722,151	13,202,146	20,850,882

Gross Profit (Loss)	452,230	1,768,982	(4,705,253)	7,579,004

Operating Expenses
Selling expenses	8,252	64,487	46,088	140,437
General and administrative	2,715,815	1,056,283	6,638,182	3,078,144
Impairment of property and equipment	3,542,153	-	3,542,153	-
Depreciation and amortization	187,803	56,198	307,505	160,028
Total operating expenses	6,454,023	1,176,968	10,533,928	3,378,609

Operating (Loss) Income Before Other Income (Expense)	(6,001,793)	592,014	(15,239,181)	4,200,395

Other Income (Expense)
Interest expense	(1,501,867)	(1,208,970)	(3,418,517)	(3,658,888)
Interest income	562,916	1	624,722	44
Other expense	-	272	-	(215,196)
Other income (expense), net	(352)	6,080	(99)	221,270
Change in fair value of warrants	52,997	(188,046)	198,705	(221,846)
Total other expense (income), net	886,306	(1,390,663)	2,595,189	(3,874,616)

(Loss) Income Before Income Tax Expense	(6,888,099)	(798,649)	(17,834,370)	325,779

Income Tax Expense	-	-	-	-

Net Income (Loss)	(6,888,099)	(798,649)	(17,834,370)	325,779

Preferred Stock Dividends	826	(4,537)	(8,199)	(14,180)

Net Income (Loss) Available To Common Shareholders	(6,887,273)	(803,186)	(17,842,569)	311,599

Other Comprehensive Income
Foreign currency translation gain	92,843	528,509	731,522	518,452
Total Comprehensive Income (Loss)	$(6,795,256)	$(270,140)	$(17,102,848)	$844,231

Share Data
Basic earnings (loss) per share	$(0.26)	$(0.03)	$(0.69)	$0.01

Diluted earnings (loss) per share	$(0.26)	$(0.03)	$(0.69)	$0.01

Weighted average common shares outstanding, basic	26,336,648	24,260,834	25,754,899	23,843,306

Weighted average common shares outstanding, diluted	26,336,648	24,560,834	25,754,899	24,143,306

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(17,834,370)	$325,779
Adjustments to reconcile net cash provided by (used in) operating activities		-
Depreciation and Amortization	2,144,180	1,925,159
Related party interest expenses contribution	-	344,401
Stock compensation	262,650	512,158
Change in fair value of warrants	(198,705)	221,846
Bad debt expenses	2,187,134	-
Impairment of property and equipment	3,542,153	-
Inventory impairment	3,266,648	-
Changes in operating assets and liabilities
Accounts receivable	2,982,054	858,426
Notes receivable	-	156,266
Other receivables	(413,189)	(46,790)
Advance to suppliers	(10,631,243)	3,405,974
Inventory	352,515	(9,963,519)
Prepaid expenses	(416,248)	1,906
Accounts payable and accrued liabilities	1,193,573	3,460,160
Advance from customers	301,852	(44,443)
Taxes payable	289,304	(760,615)
Other payables	1,400,248	141,370
Net cash (used in) provided by operating activities	(11,571,444)	538,078

Cash flows from investing activities
Acquisition of property, plant and equipment	(64,803)	(65,156)
Increase of land use rights	(116,611)	-
Addition of construction in progress	(19,931,665)	(1,479,435)
Net cash used in investing activities	(20,113,079)	(1,544,591)

Cash flows from financing activities
Proceeds from issuing common stock	-	472,000
Proceeds from short term loans	39,886,502	37,256,400
Repayments for short term loans	(33,400,892)	(50,370,400)
Proceeds from long term loans	17,835,428	4,708,400
Repayments of long term loans	(486,421)	-
Proceeds from loan from unrelated parties	11,090,543	11,351,261
Repayment of loans to unrelated parties	(11,168,221)	(9,151,360)
Proceeds from loan from related parties	122,254	821,600
Repayments to related parties	(236,625)	(158,000)
Proceeds from stock not yet issued	-	(137,000)
Restrict cash	(8,107,013)	(1,532,600)
Proceeds from notes payable	57,235,509	35,234,000
Repayments to notes payable	(41,021,484)	(27,887,000)
Net cash provided by financing activities	31,749,580	607,301

Effect of exchange rate fluctuation	2,833	(2,353)

Net increase (decrease) in cash	67,890	(401,565)

Cash and cash equivalents at beginning of period	129,746	521,450

Cash and cash equivalents at ending of period	$197,636	$119,885

Supplemental disclosure of cash flow information

Interest paid	$3,866,767	$3,358,169
Income taxes paid	$-	$-

Non-cash activities:

Preferred stock conversion to common stock	$-	$151
Issuance of common stock for compensation	$262,650	$135,350

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

Liquidity and Working Capital Deficit

As of September 30, 2013 and as of December 31, 2012, the Company managed to operate its business with a negative working capital. The Company has been able to operate with negative working capital primarily due to its ability to borrow substantial short-term loans and notes payables from banks with the support of the local government in lnner Mongolia.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended September 30, 2013 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements. The results of the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

(4) Summary of Significant Accounting Policies

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of September 30, 2013 and December 31, 2012, these amounts totaled $30,718,954 and $22,149,000, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured. Upon release the restricted cash will be used to repay the liabilities or as security for new debt.

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

As of September 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $3,266,648 and $0, respectively. Impairment of inventories is recorded in cost of goods sold.

Property, plant and equipment

Property, plant and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $3,542,153 and $0 of impairment expenses for property, plant, and equipment recorded in operating expenses as of September 30, 2013 and 2012, respectively.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has capitalized interest expenses of $385,407 and $0 for the three months ended at September 30, 2013 and 2012, respectively. The Company has capitalized interest expenses of $809,696 and $0 for the nine months ended at September 30, 2013 and 2012, respectively.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress during the nine months ended September 30, 2013 and 2012.

Land use rights

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities. The Company was not required to sign a land use right agreement or pay a fee but we have obtained its land use right certificate. In exchange, the Company will allow public use of this 387,838 square meters of land, provide improvements to the land and keep the land in good condition. The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000. We used level 1, the most observable market inputs, to arrive at fair market value. In particular, we used market price of land use right in the open market to determine the fair market value of the public use land. The land use right is about 387,838 square meters. The market price for each square meter for industrial use land use right in that area is about $41. The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies. Because of the relationship and agreement with the local government to keep provide improvements to the land and keep it in good condition, the Company believes that it is unlikely to have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2013 and 2012 were $118,311 and $528,509, respectively. Translation adjustments for the nine months ended September 30, 2013 and 2012 were $756,990 and $518,452, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended September 30, 2013 and 2012 were $(954) and $1,832, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2013 and 2012 were $2,833 and $(2,353), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.12 RMB and 6.23 RMB to $1.00 at September 30, 2013 and December 31, 2012, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2013 and 2012 were 6.17 RMB and 6.33 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2013 and 2012.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended September 30, 2013 and 2012, shipping and handling costs were $3,239 and $29,203, respectively. For the nine months ended September 30, 2013 and 2012, shipping and handling costs were $9,537 and $61,927, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $141,063 and $(79,346) as of September 30, 2013 and December 31, 2012, respectively.

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

The fair value of the 2007 Warrants to purchase 125,000 shares of common stock was $0 at September 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $0 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $0 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $0 from the change in fair value of these warrants for the three months ended September 30, 2013.

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $2,164 and $31,717 at September 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $8,011 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $14,868 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $6,675 from the change in fair value of these warrants for the three months ended September 30, 2013.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $20,710 and $170,947 at September 30, 2013, and December 31, 2012, respectively. The Company recognized a gain of $32,362 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $76,800 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $41,075 from the change in fair value of these warrants for the three months ended September 30, 2013.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $2,784 and $21,698 at September 30, 2013 and December 31, 2012, respectively. The Company recognized a gain of $3,996 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $9,672 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $5,247 from the change in fair value of these warrants for the three months ended September 30, 2013.

In summary, the Company recorded a total amount of $52,997 and $198,705 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months and nine months ended September 30, 2013, respectively. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2013	December 31, 2012
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	144%	146%

	September 30, 2013	December 31, 2012
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	0.96	1.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	144%	146%

	September 30, 2013	December 31, 2012
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.23	1.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	144%	146%

	September 30, 2013	December 31, 2012
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.28	2.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	144%	146%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of September 30, 2013:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$25,657	-	-	$25,657
Notes payable	$57,679,739	-	$57,679,739	-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2013	Level 1	Level 2	Level 3
Warrant liability	$224,362	-	-	$224,362
Notes payable	$40,606,500	-	$40,606,500	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of September 30, 2013	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Weighted average shares of common stock outstanding (basic)	25,754,899	23,843,306
Shares issuable upon conversion of Series B Preferred Stock	-	300,000
Weighted average shares of common stock outstanding (diluted)	25,754,899	24,143,306
Net income (loss) available to common shareholders	$(17,842,569)	$311,599
Net income (loss) per shares of common stock (basic)	$(0.69)	$0.01
Net income (loss) per shares of common stock (diluted)	$(0.69)	$0.01

For the nine months ended September 30, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the nine months ended September 30, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Weighted average shares of common stock outstanding (basic)	26,336,648	24,260,834
Shares issuable upon conversion of Series B Preferred Stock	-	300,000
Weighted average shares of common stock outstanding (diluted)	26,336,648	24,560,834
Net loss available to common shareholders	$(6,887,273)	$(803,186)
Net loss per shares of common stock (basic)	$(0.26)	$(0.03)
Net loss per shares of common stock (diluted)	$(0.26)	$(0.03)

For the three months ended September 30, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended September 30, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

FASB Accounting Standards Update No. 2013-04

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-11

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carry forward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carry forward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

(5) Concentration of Business and Credit Risk

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

For the nine months ended September 30, 2013, one customer accounted for 10% or more of sales revenues, representing 14.5% of the total sales. For the nine months ended September 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.5% and 26.2%, respectively of the total sales. As of September 30, 2013, there were two customers that constituted 40.4% and 13.9% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the nine months ended September 30, 2013, three suppliers accounted for 10% or more of our total purchases, representing 21.5%, 16.0% and 15.6%, respectively. For the nine months ended September 30, 2012, three suppliers accounted for 10% or more of our total purchases, representing 28.0%, 16.1% and 10.4%, respectively.

For the nine months ended September 30, 2013 and 2012, the Company had insurance expense of $0 and $29,938 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

(6)  Income Taxes

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

	Nine months Ended September 30,
	2013	2012
Computed tax at the PRC statutory rate of 15%	$145,934	$235,909
Benefit of tax holiday	145,934	(235,909)
Income tax expenses per books	$-	$-

(7)  Accounts Receivable, net

The Company establishes an individualized credit and collection policy based on each individual customer’s credit history. The Company does not have a uniform policy that applies equally to all customers.  The collection period usually ranges from three months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers if based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective, for the extension and (b) how critical the Company’s relationship with the customer and is the customer the Company’s long-term business. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. This meets the criteria of revenue recognition under U.S. GAAP, which requires that collection of the resulting receivable be reasonably assured.

As of September 30, 2013 and December 31, 2012, accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Amount outstanding	$12,378,798	$15,111,084
Less: Allowance for doubtful accounts, net	(6,146,123)	(3,872,082)
Net amount	$6,232,675	$11,239,002

As of September 30, 2013 and December 31, 2012, allowance for doubtful accounts consisted of the following:

	September 30, 2013	December 31, 2012
Beginning balance	$3,872,082	$2,790,662
Provision for doubtful accounts	2,274,041	1,081,420
Ending balance	$6,146,123	$3,872,082

(8)  Advances to Suppliers

As of September 30, 2013 and December 31, 2012, advance to suppliers consisted of the following:

	September 30, 2013	December 31, 2012
Advances for raw material	$2,122,063	$2,240,039
Advances for construction	11,397,236	515,733
Allowance for advances	(1,606,815)	(1,578,310)
Advances to suppliers, net	$11,912,484	$1,177,462

 (9)  Inventories

As of September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$6,686,138	$5,863,406
Work in process	40,845,738	40,387,355
Finished goods	1,405,194	2,167,114
Reserve for slow moving and obsolete inventory	(3,292,002)	-
	$45,645,068	$48,417,875

As of September 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $3,292,002 and $0, respectively. Impairment of inventories is recorded in cost of goods sold.

(10)  Property, plant and Equipment, net

As of September 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Building	$27,260,209	$26,776,613
Machinery and equipment	29,275,780	28,692,280
Motor vehicles	34,314	33,705
Impairment of property, plant and equipment	(3,569,646)	-
	53,000,657	55,502,598
Less: accumulated depreciation	(16,666,477)	(14,538,235)
	$36,334,180	$40,964,363

For the three months ended September 30, 2013 and 2012, depreciation expenses amounted to $621,629 and $508,569, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expenses amounted to $1,851,307 and $1,528,131, respectively. As of September 30, 2013 and December 31, 2012, a net book value of $30,620,214 and $35,193,170 of property, plant and equipment were pledged as collateral for the Company’s short-term loans, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $3,569,646 and $0 of impairment for property, plant, and equipment was recorded as of September 30, 2013 and 2012, respectively. Impairment of property, plant, and equipment is recorded in operating expenses.

Construction in progress consists of two projects as follows:

	September 30, 2013	December 31, 2012	Estimated completion time	Expected capital needed to complete

Production facility	$17,073,232	$-	June 2014	$816,993
Land improvements	10,469,791	7,324,379	December 2013	81,700
	$27,543,023	$7,324,379		$898,693

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the nine months ended September 30, 2013.

Production facility refers to a new manufacturing facility that the Company started building in the first quarter of 2013. We expect the facility to be completed around the end of 2014. Addition of the project during the nine months ended September 30, 2013 includes construction cost and machine and equipment used in the construction.

Land improvement refers to a project to improve the green coverage of a piece of land. We expect it to be completed around the end of 2013. Addition of the project during the nine months ended September 30, 2013 includes construction cost and plants used in the construction.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress during the nine months ended September 30, 2013 and 2012.

(11) Land Use Rights

As of September 30, 2013 and December 31, 2012, land use rights consisted of the following:

	September 30, 2013	December 31, 2012
Land Use Rights	$11,934,259	$11,607,114
Less: Accumulated amortization	(2,280,052)	(1,949,695)
	$9,654,207	$9,657,419

During the year ended December 31, 2012, the Company increased $14,091 to land use right by paying additional fee. During the nine months ended September 30, 2013, the Company increased $117,516 to land use right by paying additional fee. For the three months ended September 30, 2013 and 2012, amortization expenses were $126,715 and $56,198, respectively. For the nine months ended September 30, 2013 and 2012, amortization expenses were $292,872 and $160,028, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

Twelve-month period ended September 30,
2014	$239,116
2015	239,116
2016	239,116
2017	239,116
2018	239,116
2019 and thereafter	8,458,627
Total	$9,654,207

As of September 30, 2013 and December 31, 2012, all land use rights were pledged as collateral for short-term bank loans.

(12) Stockholders’ equity

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

Issuance of Common Stock

(a) Series A Preferred Stock

As of September 30, 2013 and December 31, 2012, no shares of Series A Preferred Stock are issued or outstanding.

(b) Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the nine months ended September 30, 2013, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of September 30, 2013. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of September 30, 2013.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares. The Company has accrued $320,000 for a potential settlement payment to CNH. In addition, during the three months ended September 2013, the Company paid CNH $50,000 in connection with the redemption of the Series B Preferred Stock.

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

As of September 30, 2013, there are total 1,229,200 shares warrants outstanding.

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

(e) Stock Issuances to Consultants

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2013 and 2012, respectively. The amount of $0 and $175,700 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2013 and 2012, respectively. As of June 30, 2012, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $0 and $91,250 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2013 and 2012, respectively. The amount of $0 and $273,750 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2012, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $0 and $24,200 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2013and 2012, respectively. The amount of $32,267 and $40,333 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2013and 2012, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

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

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $0 and $26,397 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement in exchange for consulting services provided in 2012. A fair value of $31,200 was recorded as general and administrative expense for the year ended December 31, 2012.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $0 and $20,400 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over six months. The amount of $10,800 and $18,000 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, $10,800 remained to be amortized and was recorded as a prepaid expense.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $12,000 was recorded for the expenses and amortized over six months. The amount of $6,000 was amortized and recognized as a general and administrative expense for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, $6,000 remained to be amortized and was recorded as a prepaid expense.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2013, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the nine months ended September 30, 2013 and 2012, no payment was made for dividends declared.

(13) Amount Due to Related Parties

As of September 30, 2013 and December 31, 2012, the Company had related parties payable in the amount of $4,761,875 and $4,795,593, respectively. As of September 30, 2013, $4,761,875 is due to Mr. Dengyong Jin, who is General Manager of the Company’s China operations and chief executive officer and principal shareholder of Xingyong. These amounts are not due prior to September 30, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

(14) Loan from Unrelated Parties

During the quarters ended September 30, 2013, the Company obtained short term borrowings of $265,826 from four unrelated parties. The loans are dated from February 28, 2013 and due on demand. The loans are unsecured and interest free.

(15)  Bank Loans

Short-term bank loans:

As of September 30, 2013 and December 31, 2012, short-term loans in the amount of $45,915,033 and $38,680,500, respectively, consisted of the following:

	September 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,535,948	$-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on August 7, 2013, due August 6, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	6,535,948	6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on August 19, 2013, due August 18, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	6,535,948	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,535,948	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights. This loan was paid on November 15, 2013.	5,718,954	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on September 26, 2013, due September 25, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	4,901,961	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,901,961	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on September 13, 2013, due September 12, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	4,248,366	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000
	$45,915,033	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights. Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of September 30, 2013, the unpaid principal balance drawn from the secured line of credit was $58.2 million, including $40.2 million of short-term bank loans as disclosed above and $18.0 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of September 30, 2013, all land use rights and certain property, plant and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,501,867 and $1,208,970 for the three months ended September 30, 2013 and 2012, respectively. Interest expenses were 3,418,517 and $3,658,888 for the nine months ended September 30, 2013 and 2012, respectively.

The weighted average interest rates for these short-term loans were 6.77% and 6.92% as of September 30, 2013 and December 31, 2012, respectively.

Capitalized interest were $385,407 and $0 for the three months ended September 30, 2013 and 2012, respectively. Capitalized interest were $809,696 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Long term bank loans:

	September 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	$11,437,908	$-

Bank loan from China Construction Bank, dated July 2, 2013, originally due in July 2, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	6,535,948	-

Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,379,085	4,782,900
	$22,352,941	$4,782,900

(16) Notes Payable

The Company’s notes payable represent payables vouchers in the form of notes issued by the Company with a term of 3 to 6 months. They are issued to suppliers in connection with their purchase contracts with the Company, and endorsed by banks to ensure that note holders will be paid upon maturity. Essentially, notes payable are the payables arising from transactions between the Company and suppliers in the normal course of business that are due within one year on customary trade terms. Therefore, the Company has determined that the notes payable meet the scope exception set forth in ASC 835-30-15-3a and the Company is not required to impute interest for the notes payable pursuant to ASC 835-30-25.

As of September 30, 2013 and December 31, 2012, notes payable consisted of the following:

September 30, 2013

Notes payable from China Everbright bank co., ltd, dated July 15, 2013, due January 14, 2014, and restricted cash required 50% of loan amount	$6,535,948

Notes payable from China Everbright bank co., ltd, dated July 15, 2013, due January 14, 2014, and restricted cash required 50% of loan amount	6,535,948

Notes payable from China Everbright bank co., ltd, dated May 9, 2013, due November 8, 2013, and restricted cash required 50% of loan amount, paid back on November 8, 2013.	6,535,948

Notes payable from China Everbright bank co., ltd, dated May 9, 2013, due November 8, 2013, and restricted cash required 50% of loan amount, paid back on November 8, 2013.	3,267,974

Notes payable from China Construction bank, dated May 28, 2013, due November 27, 2013, and restricted cash required 60% of loan amount, paid back on November 27, 2013.	7,026,144

Notes payable from China Construction bank, dated September 20, 2013, due March 19, 2014, and restricted cash required 60% of loan amount	4,901,961

Notes payable from Huaxia bank, dated May 15, 2013, due November 14, 2013, and restricted cash required 60% of loan amount, paid back on November 14, 2013.	6,535,948

Notes payable from Credit Union, dated June 13, 2013, due December 12, 2013, and restricted cash required 50% of loan amount	9,803,922

Notes payable from Bank of Inner Mongolia , dated Augest 13, 2013, due February 12, 2014, and restricted cash required 50% of loan amount	6,535,948
$57,679,739

December 31, 2012

Notes payable from China Everbright bank co., ltd, dated July 30, 2012, due January 30, 2013, and restricted cash required 50% of loan amount	$6,420,000

Notes payable from China Everbright bank co., ltd, dated July 26, 2012, due January 26, 2013, and restricted cash required 50% of loan amount	6,420,000

Notes payable from China Everbright bank co., ltd, dated November 30, 2012, due May 30, 2013, and restricted cash required 50% of loan amount	9,630,000

Notes payable from China Construction bank, dated August 21, 2012, due February 20, 2013, and restricted cash required 60% of loan amount	4,815,000

Notes payable from China Construction bank, dated November 23, 2012, due May 23, 2013, and restricted cash required 60% of loan amount	6,901,500

Notes payable from Huaxia bank, dated November 27, 2012, due May 27, 2013, and restricted cash required 60% of loan amount	6,420,000
$40,606,500

The banks that issue notes payable to us charge a service fee in an amount 0.05% of the total outstanding notes payable amount for all the banks and additional 2.5% of the total outstanding notes payable amount minus security deposit. The service fee is recorded in general and administrative expense.

(17) Other Payable

Other payable amounted $2,345,935 and $630,179 as of September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, other payable mainly included amounts payables to the local bureau of finance of $1,026,144 for VAT. For the year ended December 31, 2012, other payable mainly included amounts payable to the local bureau of finance of $434,955 for VAT.

(18) Subsequent events

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

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares. The Company anticipates settling this matter for approximately $320,000 in the near future.

The Company borrowed notes payable of $9,803,922 from China Everbright bank co., ltd, dated November 15, 2013, due May 14, 2014, and restricted cash required 50% of loan amount.

The Company borrowed notes payable of $8,169,935 from China Construction bank, dated November 26, 2013, due May 25, 2014, and restricted cash required 50% of loan amount.

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

Overview

We are engaged in the manufacture of graphite-based products in the PRC.  Our products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

o	graphite electrodes;

o	fine grain graphite; and

o	high purity graphite.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. Our revenues and profits decreased since 2011 due to a decrease in demand for our products, which resulted from more competitive market conditions and from the slowdown of steel industry which is our important target customer industry. The Company believes that the graphite industry will experience even stronger competition in the rest of 2013 and in 2014.

As of and for the period ended September 30, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended September 30, 2013 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.   In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

During the three months ended September 30, 2013, we had sales of $2,721,723, compared to sales of $6,491,133 for the three months ended September 30, 2012, a decrease of $3,769,410, or approximately 58.1%. During the nine months ended September 30, 2013, we had sales of $8,496,893, compared to sales of $28,429,886 for the nine months ended September 30, 2012, a decrease of $19,932,993, or approximately 70.1%. The fluctuation of the sales is related to the government. In March 2013 a new government was elected. At that time, the general consensus was that the incoming government would provide much needed support to the struggling steel and real estate industries. Such government support would have improved our prospects. However, by the end of June 2013, no relief had been provided by the government to either one of these industries. Consequently, demand for graphite decreased, and many purchasers of graphite even cancelled existing orders.  Consequently, we started to take impairment for our inventory at the end of June 2013.

In October 2013, the Chinese premier clearly stated that the government has  no plans to stimulate the steel industry.  Rather, the government will allow for a decrease in the supply of steel and the closure of some steel companies, in order to address oversupply and environmental concerns in China. As a result, a number of steel companies have closed. This has had a further negative impact on the graphite industry.  Furthermore, it seems that the government intends to take a strict approach with the real estate industry, in order to control real estate prices.  Consequently, we have booked an impairment charge for property, plant, and equipment and inventory as of September 30, 2013.

Our gross margin for the three months ended September 30, 2013 was 16.6%, compared to 27.3% for the three months ended September 30, 2012 and our gross margin for the nine months ended September 30, 2013 was (55.4)%, compared to 26.7% for the nine months ended September 30, 2012. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, and depreciation and impairment cost of inventory.  Sales of our products decreased significantly during the three and nine months ended September 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin during the nine months ended September 30, 2013 is mainly due to inventory impairment cost charged to cost of goods sold and also due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the nine months ended September 30, 2013. The decrease of gross profit margin during the three months ended September 30, 2013 is mainly due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the nine months ended September 30, 2013. The increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Our cash increased and our accounts receivables decreased as of September 30, 2013 compared to the December 31, 2012, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of September 30, 2013 was adequate.

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we believe the construction will expand our capacity and improve our products quality in the long run.  The current budgeted investment for the construction of our new production facility was approximately $18 million in the aggregate. Approximately $17.1 million had been spent as of September 30, 2013. We have used proceeds from a long-term loan to fund this construction.

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

At September 30, 2013, we had short-term bank loans of approximately $45.9 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between January 2014 and September 2014, including approximately $40.2 million owed to the Construction Bank of China. During the nine months ended September 30, 2013, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank. In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of September 30, 2013, the unpaid principal balance drawn from the secured line of credit was $58.2 million, including $40.2 million of short-term bank loans as disclosed above and $18.0 million of long-term bank loans as disclosed below. Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At September 30, 2013, our cash reserves, including restricted cash, were $30.9 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and 2011, but decreased during the year ended December 31, 2012. The price is stable in 2013. Average selling prices of our products decreased during the nine months ended September 30, 2013 compared with average prices in the same period in 2012. As of September 30, 2013 and December 31, 2012, advances to suppliers amounted to $11,912,484 and $1,177,462, respectively. The increase of advances to suppliers is mainly due to increased advance for construction during the nine months ended September 30, 2013.

In times of decreasing prices such as the current downturn, we may have to sell our products at prices that are lower than the prices at which we purchased our raw materials. Furthermore, PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Three months ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended September 30,
	2013		2012
Sales	$2,722	100.0%	$6,491	100.0%
Cost of goods sold	2,269	83.4%	4,722	72.7%
Gross profit (loss)	452	16.6%	1,769	27.3%
Operating expenses
Selling expenses	8	0.3%	64	1.0%
General and administrative	2,716	99.8%	1,056	16.3%
Impairment of property, plant and equipment	3,542	130.1%	-	-%
Depreciation and amortization	188	6.9%	56	0.9%
Income (loss) from operations	(6,002)	(220.5)%	592	9.1%
Other income	(0.4)	(0.0)%	6	0.1%
Other expense	-	0.0%	0.3	0.0%
Change in fair value of warrants	53	1.9%	(188)	(2.9)%
Interest income	563	20.7%	-	0.0%
Interest expense	(1,502)	(55.2)%	(1,209)	(18.6)%
Net loss	(6,888)	(253.1)%	(799)	(12.3)%
Preferred Stock Dividend	0.8	0.0%	(5)	(0.1)%
Net loss available to common shareholders	$(6,887)	(253.0)%	$(803)	(12.4)%

Sales.

During the three months ended September 30, 2013, we had sales of $2,721,723, compared to sales of $6,491,133 for the three months ended September 30, 2012, a decrease of $3,769,410, or approximately 58.1%. Sales decrease was mainly because the graphite industry experienced low demand during the three months ended September 30, 2013 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended September 30, 2013 and 2012, respectively, was as follows:

	September 30, 2013 Sales	% of Total Sales	September 30, 2012 Sales	% of Total Sales
Graphite Electrodes	$361,069	13.3%	$788,769	12.1%
Fine Grain Graphite	935,145	34.4%	2,666,957	41.1%
High Purity Graphite	1,188,145	43.6%	2,763,836	42.6%
Others (1)	237,364	8.7%	271,571	4.2%
Total	$2,721,723	100.0%	$6,491,133	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, depreciation expenses in our manufacturing facilities, and inventory impairment cost(income). During the three months ended September 30, 2013, our cost of goods sold was $2,269,493, compared to $4,722,151 for the cost of goods sold for the three months ended September 30, 2012, a decrease of $2,452,658, or approximately 51.9%. The decrease in the cost of sales was mainly due to decrease in sales volume. Recovery of inventory impairment cost of 597,658 was recorded for the three months ended September 30, 2013 due to the changes of market price and due to the changes of mix of the inventories. As of September 30, 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $3,266,648 and $0, respectively.

Our gross margin decreased from 27.3% for the three months ended September 30, 2012 to 16.6% for the three months ended September 30, 2013. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, and depreciation. Sales of our higher margin products decreased significantly during the three months ended September 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the three months ended September 30, 2013. This increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Operating expenses.

Operating expenses totaled $6,454,023 for the three months ended September 30, 2013, compared to $1,176,968 for the three months ended September 30, 2012, an increase of $5,277,055, or approximately 448.4%.

Selling, general and administrative expenses

Selling expenses decreased from $64,487 for the three months ended September 30, 2012 to $8,252 for the three months ended September 30, 2013, a decrease of $56,235, or 87.2%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $2,715,815 for the three months ended September 30, 2013, compared to $1,056,283 for the three months ended September 30, 2012, an increase of $1,659,532, or 157.1%. The increase in general and administrative expenses was mainly due to increased bad debt expenses of $2,204,110 for accounts receivable offset by decreased stock compensation expenses for consulting services of approximately $481,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Impairment of property, plant and equipment

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $3,542,153 and $0 of impairment expenses for property, plant, and equipment was recorded during the three months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $748,344 for the three months ended September 30, 2013, compared to $564,467 for the three months ended September 30, 2012, an increase of $183,877, or approximately 32.6%. For the three months ended September 30, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $560,541 and $187,803, respectively.  For the three months ended September 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $508,269 and $56,198, respectively. The increase in depreciation and amortization expenses is due to additional fixed assets placed in service.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $(6,001,793) for the three months ended September 30, 2013, compared to operating income of $592,014 for the three months ended September 30, 2012, a decrease of approximately $6,593,807, or 1,113.8%.

Other income and expenses.

Our interest expense was $1,501,867 for the three months ended September 30, 2013, compared to $1,208,970 for the three months ended September 30, 2012, reflecting increased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $52,997 for the three months ended September 30, 2013, compared to $(188,046) for the three months ended September 30, 2012.

Income tax.

During the three months ended September 30, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $0, respectively, for the three months ended September 30, 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the three months ended September 30, 2013 was $(6,888,099), compared to net loss of $(798,649) for the three months ended September 30, 2012, an inecrease of $6,089,450, or 762.5%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2013 was $92,843, compared to $528,509 for the three months ended September 30, 2012, a decrease of $435,666, or 82.4%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(6,887,273), or $(0.26) per share (basic and diluted), for the three months ended September 30, 2013, compared to net loss of ($803,186), or $(0.03) per share (basic and diluted), for the three months ended September 30, 2012.

Nine months ended September 30, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Nine months ended September 30,
	2013		2012
Sales	$8,497	100.0%	$28,430	100.0%
Cost of goods sold	13,202	155.4%	20,851	73.3%
Gross profit (loss)	(4,705)	(55.4)%	7,579	26.7%
Operating expenses
Selling expenses	46	0.5%	140	0.5%
General and administrative	6,638	78.1%	3,078	10.8%
Impairment of property, plant and equipment	3,542	41.7%	-	-%
Depreciation and amortization	308	3.6%	160	0.6%
Income (loss) from operations	(15,239)	(179.4)%	4,200	14.8%
Other income	(0.1)	(0.0)%	221	0.8%
Other expense	-	0.0%	(215)	(0.8)%
Change in fair value of warrants	199	2.3%	(222)	(0.8)%
Interest Income	625	7.4%	0.04	0.0%
Interest expense	(3,419)	(40.2)%	(3,659)	(12.9)%
Net income (loss)	(17,834)	(209.9)%	326	1.1%
Preferred Stock Dividend	(8)	(0.1)%	(14)	(0.0)%
Net income (loss) available to common shareholders	$(17,843)	(210.0)%	$312	1.1%

Sales.

During the nine months ended September 30, 2013, we had sales of $8,496,893, compared to sales of $28,429,886 for the nine months ended September 30, 2012, a decrease of $19,932,993, or approximately 70.1%. Sales decrease was mainly because the graphite industry experienced low demand during the nine months ended September 30, 2013 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the nine months ended September 30, 2013 and 2012, respectively, was as follows:

	September 30, 2013 Sales	% of Total Sales	September 30, 2012 Sales	% of Total Sales
Graphite Electrodes	$2,021,971	23.8%	$3,434,285	12.1%
Fine Grain Graphite	3,247,054	38.2%	12,443,155	43.8%
High Purity Graphite	2,693,240	31.7%	12,024,784	42.3%
Others (1)	534,628	6.3%	527,662	1.8%
Total	$8,496,893	100.0%	$28,429,886	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, depreciation expenses in our manufacturing facilities, and inventory impairment cost. During the nine months ended September 30, 2013, our cost of goods sold was $13,202,146, compared to $20,850,882 for the cost of goods sold for the nine months ended September 30, 2012, a decrease of $7,648,736, or approximately 36.7%. The decrease in the cost of sales was mainly due to decrease in sales volume offset by increased inventory impairment cost during the nine months ended September 30, 2013.

Our gross margin decreased from 26.7% for the nine months ended September 30, 2012 to (55.4)% for the nine months ended September 30, 2013. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, depreciation, and inventory impairment cost. Sales of our higher margin products decreased significantly during the nine months ended September 30, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to $3,266,648 inventory impairment cost and due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the nine months ended September 30, 2013. There was no inventory impairment cost during the nine months ended September 30, 2012. The increased allocation is a result of increased property and equipment related to our ongoing expansion in conjunction with decreased production quantities resulting from decreased sales.

Operating expenses.

Operating expenses totaled $10,533,928 for the nine months ended September 30, 2013, compared to $3,378,609 for the nine months ended September 30, 2012, an increase of $7,155,319, or approximately 211.8%.

Selling, general and administrative expenses

Selling expenses decreased from $140,437 for the nine months ended September 30, 2012 to $46,088 for the nine months ended September 30, 2013, a decrease of $94,349, or 67.2%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $6,638,182 for the nine months ended September 30, 2013, compared to $3,078,144 for the nine months ended September 30, 2012, an increase of $3,560,038, or 115.7%. The increase in general and administrative expenses was mainly due to increased bad debt expenses of $2,187,134, increased stock compensation expense for directors and officers of $268,250 mainly due to 1,000,000 stock issuance to an officer, and increased $320,000 accrued expenses for potential law suit loss for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Impairment of property and equipment

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $3,542,153 and $0 of impairment expenses for property, plant, and equipment was recorded during the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $2,144,180 for the nine months ended September 30, 2013, compared to $1,925,159 for the nine months ended September 30, 2012, an increase of $219,021, or approximately 11.38%. For the nine months ended September 30, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $1,836,675 and $307,505, respectively.  For the nine months ended September 30, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $1,765,131 and $160,028, respectively. The increase in depreciation and amortization expenses is due to additional fixed assets placed in service.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $(15,239,181) for the nine months ended September 30, 2013, compared to operating income of $4,200,395 for the nine months ended September 30, 2012, a decrease of approximately $19,439,576, or 462.8%.

Other income and expenses.

Our interest expense was $3,418,517 for the nine months ended September 30, 2013, compared to $3,658,888 for the nine months ended September 30, 2012, reflecting decreased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $198,705 for the nine months ended September 30, 2013, compared to $(221,846) for the nine months ended September 30, 2012.

Income tax.

During the nine months ended September 30, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $235,909, respectively, for the nine months ended September 30, 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the nine months ended September 30, 2013 was $(17,834,370), compared to net income of $325,779 for the nine months ended September 30, 2012, a decrease of $18,160,149, or 5,574.4%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2013 was $731,522, compared to $518,452 for the nine months ended September 30, 2012, an increase of $213,070, or 41.1%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(17,842,569), or $(0.69) per share (basic and diluted), for the nine months ended September 30, 2013, compared to net income of $311,599, or $0.01 per share (basic and diluted), for the nine months ended September 30, 2012.

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

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from short-term and long-term loans from banks in China, loans from unrelated parties and loans from related parties. Currently and for the last two fiscal years, the Company has managed to operate the business with a low or negative net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and borrowing from related parties. The Company is able to operate with a low or negative net working capital because of local community and governmental support in Inner Mongolia. For example, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities, as described below under the heading “Summary of Significant Accounting Policies—Land Use Rights.”

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we expect the market to improve in the long run.   The current budgeted investment for the construction of our new production facility was approximately $18 million in the aggregate. Approximately $17.1 million had been spent as of September 30, 2013. We have used proceeds from a long-term loan to fund this construction.

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

At September 30, 2013, we had short-term loans in the aggregate amount of $45,915,033 outstanding, as described below.

	September 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,535,948	$-

Bank loan from China Construction Bank, dated August 23, 2012, due August 22, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on August 7, 2013, due August 6, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	6,535,948	6,420,000

Bank loan from China Construction Bank, dated August 3, 2012, due August 2, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on August 19, 2013, due August 18, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	6,535,948	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	6,535,948	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights. This loan was paid on November 15, 2013.	5,718,954	5,617,500

Bank loan from China Construction Bank, dated September 7, 2012, due September 6, 2013 with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on September 26, 2013, due September 25, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	4,901,961	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights	4,901,961	-

Bank loan from China Construction Bank, dated September 17, 2012, due September 16, 2013, with an annual interest rate of 6.941% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on September 13, 2013, due September 12, 2014, with an annual interest rate of 6.6% plus 30% floating rate.	4,248,366	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000
	$45,915,033	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $152 million (or RMB 930 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights. Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of September 30, 2013, the unpaid principal balance drawn from the secured line of credit was $58.2 million, including $40.2 million of short-term bank loans as disclosed above and $18.0 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of September 30, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,501,867 and $1,208,970 for the three months ended September 30, 2013 and 2012, respectively. Interest expenses were $3,418,517 and $3,658,888 for the nine months ended September 30, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 6.77% and 6.92% as of September 30, 2013 and December 31, 2012, respectively.

Capitalized interest were $385,407 and $0 for the three months ended September 30, 2013 and 2012, respectively. Capitalized interest were $809,696 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Long term bank loans:

	September 30, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, originally due in January 21, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	$11,437,908	$-
Bank loan from China Construction Bank, dated July 2, 2013, originally due in July 2, 2016, with an annual interest rate of 8.61%, payable monthly, secured by machinery.	6,535,948	-
Bank loan from Credit Union, dated April, 2012, originally due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,379,085	4,782,900
	$22,352,941	$4,782,900

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

As of September 30, 2013 and December 31, 2012, notes payable consisted of the following:

September 30, 2013

Notes payable from China Everbright bank co., ltd, dated July 15, 2013, due January 14, 2014, and restricted cash required 50% of loan amount	$6,535,948

Notes payable from China Everbright bank co., ltd, dated July 15, 2013, due January 14, 2014, and restricted cash required 50% of loan amount	6,535,948

Notes payable from China Everbright bank co., ltd, dated May 9, 2013, due November 8, 2013, and restricted cash required 50% of loan amount, paid back on November 8, 2013.	6,535,948

Notes payable from China Everbright bank co., ltd, dated May 9, 2013, due November 8, 2013, and restricted cash required 50% of loan amount, paid back on November 8, 2013.	3,267,974

Notes payable from China Construction bank, dated May 28, 2013, due November 27, 2013, and restricted cash required 60% of loan amount, paid back on November 27, 2013.	7,026,144

Notes payable from China Construction bank, dated November 20, 2013, due March 19, 2014, and restricted cash required 60% of loan amount	4,901,961

Notes payable from Huaxia bank, dated May 15, 2013, due November 14, 2013, and restricted cash required 60% of loan amount, paid back on November 14, 2013.	6,535,948

Notes payable from Credit Union, dated June 13, 2013, due December 12, 2013, and restricted cash required 50% of loan amount	9,803,922

Notes payable from Bank of Inner Mongolia, dated August 13, 2013, due February 12, 2014, and restricted cash required 50% of loan amount	6,535,948
$57,679,739

December 31, 2012

Notes payable from China Everbright bank co., ltd, dated July 30, 2012, due January 30, 2013, and restricted cash required 50% of loan amount	$6,420,000

Notes payable from China Everbright bank co., ltd, dated July 26, 2012, due January 26, 2013, and restricted cash required 50% of loan amount	6,420,000

Notes payable from China Everbright bank co., ltd, dated September 30, 2012, due May 30, 2013, and restricted cash required 50% of loan amount	9,630,000

Notes payable from China Construction bank, dated August 21, 2012, due February 20, 2013, and restricted cash required 60% of loan amount	4,815,000

Notes payable from China Construction bank, dated November 23, 2012, due May 23, 2013, and restricted cash required 60% of loan amount	6,901,500

Notes payable from Huaxia bank, dated November 27, 2012, due May 27, 2013, and restricted cash required 60% of loan amount	6,420,000
$40,606,500

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended September 30, 2013 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

At September 30, 2013, cash and cash equivalents were $197,636, compared to $129,746 at December 31, 2012, an increase of $67,890. Restricted cash increased to $30,718,954 as of September 30, 2013 from $22,149,000 as of December 31, 2012, which was restricted as a requirement by our lenders. Our working capital deficit increased by $15,079,230 to a deficit of $15,570,977 at September 30, 2013 from a deficit of $491,747 at December 31, 2012.

As of September 30, 2013, accounts receivable, net of allowance, was $6,232,675, compared to $11,239,002 at December 31, 2012, a decrease of $5,006,327, or 44.54%. The decrease was mainly due to decreased sales during the three and nine months ended September 30, 2013. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of September 30, 2013.

As of September 30, 2013, inventories were $45,645,068, compared to $48,417,875 at December 31, 2012, a decrease of $2,772,807, or 5.73%. As of September 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $3,292,002 and $0, respectively.

As of September 30, 2013, prepaid expenses were $721,491, compared to $280,779 at December 31, 2012, an increase of $440,712, or 156.96%. The increase in prepaid expenses is attributable to increased prepaid services during the quarter ended September 30, 2013 offset by the amortization of various prepaid consulting fees paid from stock issuances.

Advances to suppliers increased from $1,177,462 at December 31, 2012 to $11,912,484 at September 30, 2013, an increase of $10,735,022. The increase of advances to suppliers is mainly due to increased advanced for construction during the nine months ended September 30, 2013. $1,606,815 and $1,578,310 of allowance for doubtful accounts for the balance of advances to suppliers were reserved as of September 30, 2013 and December 31, 2012, respectively.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $40,606,500 to $57,679,739 from December 31, 2012 to September 30, 2013. The increase is due to the Company obtaining additional fund to secure its inventory. The notes payable were secured by $30,718,954 of restricted cash at September 30, 2013. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

The following table sets forth information about our net cash flow for the nine months indicated:

Cash Flows Data:

	For Nine months Ended September 30
	2013	2012
Net cash flows used in operating activities	$(11,571,444)	$538,078
Net cash flows used in investing activities	$(20,113,079)	$(1,544,591)
Net cash flows provided by financing activities	$31,749,580	$607,301

Net cash flow used in operating activities was $11,571,444 for the nine months ended September 30, 2013, compared to $538,078 provided by operating activities for the nine months ended September 30, 2012, an increase of $12,109,522, or 2,250.5%. The increase in net cash flow used in operating activities was mainly due to increased net loss of $14.9 million, increased payments for advance to suppliers of $14.0 million, more payments made for notes receivable of $0.2 million, and increased accounts payable and accrued liabilities of $2.3 million, which was offset by increased impairment expenses of inventory of $3.5 million due to slow moving inventory, increased impairment of property, plant and equipment of $3.3 million, less increase in accounts receivable of $2.1 million, and less payments made to acquire inventories of $10.3 million.

Net cash flow used in investing activities was $20,113,079 for the nine months ended September 30, 2013, compared to $1,544,591 for the nine months ended September 30, 2012, an increase of $18,568,488, or 1,202.2%. Approximately $0.06 million was spent on construction costs, $0.12 million was spent to acquire land use right, and $19.9 million was spent for construction in progress for our new construction during the nine months ended September 30, 2013. Approximately $1.5 million was spent on construction costs and $0.07 million was spent for property and equipment for our new factory during the nine months ended September 30, 2012.

Net cash flow provided by financing activities was $31,749,580 for the nine months ended September 30, 2013, compared to $607,301 for the nine months ended September 30, 2012, an increase of $31,142,279 or 5,128.0%. The increase in net cash flow provided by financing activities was due to decrease in repayments for short-term loans of $17.0 million, increased proceeds from notes payables of $22.0 million, increased proceeds from long-term loans of $13.1 million, and increased proceeds from short-term loans of $2.6 million entered into during the nine months ended September 30, 2013, which was offset mainly by a decrease in the amount of restricted cash of $6.6 million required to secure our notes payable, increased repayment of notes payable of $13.1 million, and increased repayment of loans to unrelated parties of $2.0 million. The Company borrowed $39.9 million in short-term bank loans and repaid $33.4 million during the nine months ended September 30, 2013, while the Company borrowed $37.3 million in short-term bank loans and repaid $50.4 million for the nine months ended September 30, 2012.

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

For the nine months ended September 30, 2013, one customer accounted for 10% or more of sales revenues, representing 14.5% of the total sales. For the nine months ended September 30, 2012, two customers accounted for 10% or more of sales revenues, representing 32.5% and 26.2%, respectively of the total sales. As of September 30, 2013, there were two customers that constituted 40.4% and 13.9% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the nine months ended September 30, 2013, three suppliers accounted for 10% or more of our total purchases, representing 21.5%, 16.0% and 15.6%, respectively. For the nine months ended September 30, 2012, three suppliers accounted for 10% or more of our total purchases, representing 28.0%, 16.1% and 10.4%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2013 and 2012.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $6,146,123 as of September 30, 2013. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. As of September 30, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $3,292,002 and $0, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, $3,542,153 and $0 of impairment expenses for property, plant, and equipment recorded in operating expenses as of September 30, 2013 and 2012, respectively.

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

The Company has land use rights of 386,853 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 130,220 square meters expiring in 2052 and the land use right with respect to 256,633 square meters expiring in 2053. In addition, in 2011, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities. The Company was not required to sign a land use right agreement or pay a fee but we have obtained its land use right certificate. In exchange, the Company will allow public use of this 387,838 square meters of land, provide improvements to the land and keep the land in good condition. The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000. We used level 1, the most observable market inputs, to arrive at fair market value. In particular, we used market price of land use right in the open market to determine the fair market value of the public use land. The land use right is about 387,838 square meters. The market price for each square meter for industrial use land use right in that area is about $41. The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies. Because of the relationship and agreement with the local government to keep provide improvements to the land and keep it in good condition, the Company believes that it is unlikely to have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2013 and 2012 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of September 30, 2013:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$25,657	-	-	$25,657
Notes payable	$57,679,739	-	$57,679,739	-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	-	-	$224,362
Notes payable	$40,606,500	-	$40,606,500	-

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the nine months ended September 30, 2013 and 2012.

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

Stock compensation expenses of $16,800 and $137,825 of were amortized and recognized as general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively. Stock compensation expenses of $95,864 and $512,158 of were amortized and recognized as general and administrative expenses for the nine months ended September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

FASB Accounting Standards Update No. 2013-04

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-11

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carry forward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carry forward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries , except for the following:

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against us in the Southern District of New York. CNH is the sole holder of our Series B Preferred Stock. In its pleadings, CNH has made a claim against us in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares. The Company anticipates settling this matter for approximately $320,000 in the near future.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 29, 2013	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 29, 2013	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer