Form 10-K
period 2013-12-31
China Carbon Graphite Group, Inc.
filed 2014-04-15
CIK 1284450

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 16,499,346. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2013 was $4,289,830.

The number of shares of the registrant’s common stock outstanding as of April 8, 2014 was 31,518,518.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”), XingheYongle Carbon Co., Ltd. (“Yongle”), Golden Ivy Limited (“BVI Co.,”), Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”) and Royal Elite International Limited (“Royal HK”), and its controlled entity, Xinghe Xingyong Carbon Co., Ltd. (“Xingyong”), which is a variable interest entity that has entered into contractual arrangements with Yongle. Xingyong’s financial statements are consolidated.

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

Overview of Our Business

Historically, we have been engaged in the manufacture of graphite-based products in the PRC. Our products are used in the manufacturing process for other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  We currently manufacture and sell primarily the following types of graphite products:

☐	graphite electrodes;

☐	fine grain graphite;

☐ ☐ ☐	high purity graphite; graphene oxide; and graphite bipolar plates

We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

Based on information we receive about our industry in the course of our business, we believe that we are one of the largest wholesale suppliers of fine grain graphite and high purity graphite in the PRC and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  Historically our sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2013, our revenues and profits decreased from 2012 due to decreased demand for graphite products, which resulted from substantial oversupply in steel industry in China and from more competitive market conditions, as discussed in greater detail below under the heading “Results of Operations” in Item 7.

Our Growth Strategy

In 2014, our primary strategy is to increase our sales, control our cost, and restructure our business. Our long-term strategy is to:

☐	Expand new business opportunities through potential acquisitions and new business model development;

☐	increase sales; and

☐	improve our gross profits by increase sales and lower the overhead cost.

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

In 2011, we completed and started operation of a production plant with annual production capacity of 30,000 tons. This facility is used to manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters, along with other fine grain and high-purity graphite products. The industrial applications of the products manufactured in this facility include aerospace, defense, automotive and clean tech end products, which has potential to carry great demand of all forms of graphite. We believe we are one of China’s few producers capable of manufacturing 800 millimeter diameter ultra-high electrodes.  As of December 31, 2013, the Company has an annual production capacity of 60,000 tons.

Some of our future business plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will be able to successfully manage and integrate the production and sale of new products.

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

Pursuant to the contractual agreements between Yongle and Xingyong, Xingyong has agreed to the following:

Exclusive Technical Consulting and Services Agreement .  Pursuant to the technical consulting and services agreement entered into on December 7, 2007 between Yongle and Xingyong, Yongle has agreed to provide technical and consulting services related to the business operations of Xingyong. As consideration for such services, Xingyong has agreed to pay to Yongle a service fee equal to 80% to 100% of the profits of Xingyong. The exact fee is calculated and paid on a quarterly basis, and is determined based on a number of factors, including but not limited to the complexity of the services provided and the commercial value of the services provided.  The term of the exclusive technical consulting and services agreement is 10 years from the date thereof. Yongle may extend the term of such agreement. The parties may terminate the agreement, prior to its expiration, upon the mutual consent of Yongle and Xingyong.

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

Acquisition in December 2013

On December 23, 2013, we acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”). Pursuant to the terms of the acquisition, we will issue an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co. . BVI Co. then become a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

BVI Co. currently has two business operations as follows (collectively the “Business”):

●
Manufacture of Graphene Oxide and graphite bipolar plates. Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.  Graphite bipolar plates are primarily used in solar power storage.

●
A business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

The Business and the facilities related thereto are all located in the People’s Republic of China (“China”).  The Business is conducted by Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”), a wholly foreign owned enterprise under laws of China.  Royal Shanghai is wholly owned by Royal Elite International Limited, a Hong Kong company, (“Royal HK”), which is wholly owned by BVI Co.  The Business currently generates minimal sales.

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

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

Our Products

Historically, we have manufactured and sold the following products:

☐	graphite electrodes;

☐	fine grain graphite; and

☐	high purity graphite

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

Through our newly acquired subsidiary we now manufacture and sell the following products:

☐	graphene oxide; and

☐	graphite bipolar plates.

Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.

Graphite bipolar plates are primarily used in solar power storage.

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

Based on informal discussions with others in our industry, we believe that the rods produced by us are currently the largest available in China’s graphite market. We are capable of producing ultra-high electrodes with a diameter as large as 800 millimeters and rounded fine grain electrodes with a diameter as large as 600 millimeters. We believe we are China’s first domestic producer of 800 millimeter diameter ultra-high graphite electrodes. Such expansion further strengthened our position in China’s graphite market.

Our Manufacturing Facilities

We currently manufacture all of our graphite products at our facilities located in Inner Mongolia. In 2009, the Company had the capacity to produce 15,000 tons of materials annually. In 2010, our annual production capacity was doubled to 30,000 tons. In 2011, the Company completed building and started operating a facility with additional 30,000 tons production capacity. We can manufacture ultra-high graphite electrodes with a diameter ranging from 600 to 800 millimeters.

The manufacturing process of each of our graphite products generally involves various steps, including calcining, which is a thermal treatment process applied to raw materials, crushing raw materials into smaller particles, screening, mixing, forming, dipping, baking graphitization and machining.  The technology and procedures used in this process vary among the different products that we manufacture.  We have developed proprietary technology to support the forming stage of production and, as discussed below under the heading “Intellectual Property,” we have been granted a patent by the State Intellectual Property Office of the PRC to protect our rights to this technology.

We manufacture graphene oxide and graphite bipolar plates through Royal Shanghai in Shanghai, PRC.

Because we employ advanced methods of quality control and environmental management, we have been able to obtain ISO90001 certification and ISO14000 certification for all of our graphite products manufactured in Inner Mongolia.

Our Raw Materials and Suppliers

The principal raw materials that we use are coal asphalt, asphalt coke, metallurgy coke, needle coke, metallurgy coke power, quartzose sand, coal, petroleum coke and calcined coke, all of which are carbon rich and used in manufacturing graphite with a high degree of density, strength and purity. We purchase all of our raw materials from domestic Chinese suppliers. We do not have any long-term contracts with our suppliers.  As a result, the cost of our raw materials is not fixed.  Average prices for our major raw materials have decreased during the year ended December 31, 2013.  In times of decreasing prices, we may have to sell our products at prices which are lower than the prices at which we purchased our raw materials.  Furthermore, PRC regulations grant broad powers to the government to adjust prices of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

For the year ended December 31, 2013, one supplier accounted for 10% or more of our total purchases, representing 25.7%. For the year ended December 31, 2012, two suppliers accounted for 10% or more of our total purchases, representing 51.6% and 16.3%, respectively.

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

Our distributors and customers generally purchase on credit, depending on their credit history and volume of purchases from us.  During 2010, as a result of the global economic recovery and the expansion of our production capacity, we experienced an increased demand for our products and increased sales. This trend continued in 2011 due to the continued recovery of the global economy. However since the beginning of 2012, the demand of our products decreased due to lower production levels by the steel companies that are our major clients. This led to a decrease in our net accounts receivable from $11.2 million at December 31, 2012 to $4.49 million at December 31, 2013.

For the year ended December 31, 2013, two customers accounted for 10% or more of sales revenues, representing 37.0% and 18.5%, respectively of the total sales. For the year ended December 31, 2012, two customers accounted for 10% or more of sales revenues, representing 33.1% and 27.8%, respectively of the total sales. As of December 31, 2013, there were two customers that constituted 40.8% and 11.7% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

We have not entered into long-term agreements with our distributors. Consequently, if orders from any large distributors decrease, our business could be harmed.

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

Research and Development

We have an informal agreement with Hunan University, pursuant to which the University provides us with basic research and we perform experiments based upon their research. The research that the university is currently engaged in focuses on the development of high purity graphite with a diameter of 840 millimeters. A diameter of more than 840 millimeters and a purity of at least 99.9999% are threshold requirements for use in nuclear power reactors.  The highest level of purity of the graphite that we currently produce has a diameter of 800 millimeters. Our research and development expenses have not been significant to date.

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

Government Regulations

Statutory Reserve

Before December 31, 2013, all of our business operations were carried out by Xingyong. On December 31, 2013, the Company acquired new operations carried through BVI Co., and its subsidiaries Royal HK and Shanghai HK. All of the cash generated by our operations has been held by our China entities. In order to transfer such cash to our parent entity, China Carbon Graphite Group, Inc., which is a Nevada Corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries or VIE entity. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, Xingyong would have to transfer funds to our parent entity through our wholly-owned subsidiaries, Talent and Yongle.

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

The RMB is not freely convertible into Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions. Foreign Investment Enterprises, such as Xingyong and Royal Shanghai, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

These factors will limit the amount of funds that we can transfer from Xingyongand Royal Shanghai to our parent entity and may delay any such transfer. In addition, upon repatriation of earnings of Xingyongand Royal Shanghai to the United States, those earnings may become subject to United States federal and state income taxes. We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations. Accordingly, taxes imposed upon repatriation of those earnings to the U.S. would reduce the net worth of the Company.

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

We believe that we are in compliance in all material respects with all applicable environmental protection laws and regulations.

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

Employees

As of December 31, 2013 and 2012, we had 570 full-time employees, of whom 210 were in manufacturing, 262 were technical employees who were also engaged in research and development, 64 were executive and administrative employees and 34 were sales and marketing employees. We believe that our relationship with our employees is good.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2013 as compared to the same period prior year, and the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We have recently incurred substantial net losses, and we expect to continue to incur substantial net losses until the PRC steel market recovers.

We have incurred significant net losses in each of 2012 and 2013. We have funded our operations through debt financings. We anticipate that our revenue will not significantly increase from current level in the near future, thereby leading to continued losses until the PRC steel market and our business recover.

The limited operating history of our newly acquired subsidiaries Royal HK and Royal Shanghai makes it difficult to evaluate its current business and future prospects and its inability to execute on its current business plan may adversely affect its results of operations and prospects.

Our newly acquired subsidiary, Royal Shanghai, is a development stage company that has generated limited revenues to date. Therefore, Royal Shanghai not only has a very limited operating history, but also a limited track record in executing its business model which includes, among other things, manufacturing and operating a website. Royal Shanghai’s limited operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with limited operating history, there is a significant risk that Royal Shanghai will not be able to:

●	implement or execute its current business plan, or demonstrate that its business plan is sound; and/or

●	raise sufficient funds in the capital markets or otherwise to effectuate its long-term business plan.

Royal Shanghai’s inability to execute any one of the foregoing or similar matters may adversely affect our results of operations and prospects.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by significant decreases of demand during periods of economic weakness. In 2013, the Chinese steel industry experienced a significant decrease in demand, which in turn led to a significant decrease in demand for our products, which serve as raw materials for the steel industry. As a result, our sales decreased in 2013. If the steel industry continues to downturn, our business will be affected.

If our lenders demand payment when our loans are due, we may have difficulty in making payments, which may impair our ability to continue operating our business.

At December 31, 2013, we had short-term bank loans of approximately $40.6 million and long-term bank loans of approximately $22.6 million. These bank loans, which are secured by liens on our fixed assets and land use rights, are due between January 2014 and July 2016, including approximately $40.6 million short-term bank loans and $18.1 million long-term bank loans owed to the Construction Bank of China. Historically, we have rolled over our short-term loans when they became due.  However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature.  If the lenders demand repayment when due, we may not be able to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. Our cash reserves, including restricted cash, which at December 31, 2013 were $35.8 million, are insufficient to pay off our loans when due.

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

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we would be unable to maintain our profit margins. Raw material prices increased significantly in 2011 and decreased in 2012 and 2013 and we anticipate the prices will be relatively stable in 2014.

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

In 2013 and 2012, we purchased almost all of our raw materials from a small number of suppliers.  As we increase the scale of our production, we may need to establish a more diverse supplier network, while attempting to continue to leverage our purchasing power to obtain favorable pricing and delivery terms.  However, in the event that we need to diversify our supplier network, we may not be able to procure a sufficient supply of raw materials at competitive prices, which may have an adverse effect on our results of operations, financial condition and cash flows.

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

Our revenue is dependent in large part on significant orders from a limited number of distributors, who may vary from period to period. During the year ended December 31, 2013, two distributors accounted for 10% or more of sales revenues, representing 37.0% and 18.5%, respectively of our revenue, and during the year ended December 31, 2012, three distributors accounted for approximately $31.06 million, or 65.9%, of our revenue. We do not have long-term contracts with these distributors. Demand for our products depends on a variety of factors including, but not limited to, the financial condition of our distributors, the end users of our products and their customers and general economic conditions. If sales to any of our large distributors are substantially reduced for any reason, as occurred during the recent economic downturn, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2013, Sincere owned 37.4% of our outstanding common stock. Family members of Mr. Denyong Jin, General Manager of our China operations, have control of Sincere. As a result, they exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interests of the Company.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

The Company has land use rights of 368,804 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 112,171 square meters expiring in 2052 and the land use right with respect to 256,634 square meters expiring in 2053. In addition, in 2010, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities.  The Company was not required to sign a land use right agreement or pay a fee. In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition.  The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000.  Because of our current relationship with the local government, we believe that it is unlikely that we will have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

We currently manufacture all of our products at our facilities located in Inner Mongolia. In 2009, the Company had the capacity to produce 15,000 tons of materials annually. In 2010, our annual production capacity was doubled to 30,000 tons. In 2011, the Company completed building and started operating a facility with 30,000 ton productions capacity. We currently have production capacity of 60,000 tons annually.

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

Our common stock is quoted on the OTC Bulletin Board, or OTC, under the symbol “CHGI.OB”.  As of April 15, 2014, the closing price for our common stock was $0.12 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$0.16	$0.11
Second Quarter (through April 12, 2014)	$0.14	$0.11

Fiscal Year Ended December 31, 2013
First Quarter	$0.68	$0.40
Second Quarter	$0.42	$0.24
Third Quarter	$0.28	$0.11
Fourth Quarter	$0.18	$0.12

Fiscal Year Ended December 31, 2012
First Quarter	$1.22	$0.45
Second Quarter	$0.98	$0.51
Third Quarter	$0.68	$0.33
Fourth Quarter	$0.72	$0.33

Approximate Number of Holders of Our Common Stock

On April 15, 2014, there were approximately 45 stockholders of record of our common stock.

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

As of December 31, 2013, there were no shares of our Series A Preferred Stock outstanding and 300,000 shares of our Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Redemption of Series B Preferred Stock

On December 22, 2011, all outstanding shares of Series B Preferred Stock became redeemable.  The redeemable preferred stock was recorded as temporary equity as of December 31, 2012 and December 31, 2013. The redemption price for the outstanding shares of Series B Preferred Stock is $320,000.  As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made.

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

During the year ended December 31, 2013, we issued an aggregate of 240,000 shares of common stock to four different parties in exchange for consulting and investor relation services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

During the year ended December 31, 2013, we issued an aggregate of 25,000 shares of common stock to one director and 1,000,000 shares of common stock to one employee for compensation. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D, based upon representations made by the stockholders.

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

Overview

We are engaged in the manufacture of graphite-based products in the PRC and operate 1 business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Our products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors. We currently manufacture and sell primarily the following products:

☐	graphite electrodes;

☐	fine grain graphite;

☐ ☐ ☐	high purity graphite; graphene oxide; and graphite bipolar plates.

Based on information we receive about our industry in the course of our business, we believe that we are one of the largest wholesale suppliers of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.  Approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.  Historically our sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2013, our revenues and profits decreased substantially from 2012 due to a decrease in demand for our products, which resulted from the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand. We are experiencing competitive market conditions. Refer to discussion in greater detail below under the heading “Results of Operations.”

Since 2013, the steel industry continued to struggle and lowered the demand for graphite products. As a result, our revenues and gross margin decreased dramatically in 2013. Our gross loss for the year ended December 31, 2013 was (243.1%), compared to gross margin of 21.5% for the year ended December 31, 2012.

Our cash increased and our accounts receivables decreased during the year ended December 31, 2013 compared to the year ended December 31, 2012, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of December 31, 2013 was adequate. The decrease of accounts receivable is caused by decreased sales in the year ended December 31, 2013 compared to the same period 2012.

The current budgeted investment for the construction of our new facility and for the land improvement are approximately $0.83 million and $0.08 million, respectively. Approximately $29.0 million had been spent on these construction projects as of December 31, 2013. The purpose of our expansion is to well position the Company for long term development.

Some of our future business plans, including the expansion of our product offerings to include nuclear, solar and semiconductor products and pursuing an acquisition, would likely require us to obtain additional financing from equity or debt markets, or borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

At December 31, 2013, we had short-term bank loans of approximately $40.6 million.  These bank loans, which are secured by liens on our fixed assets and land use rights, are due between March 2014 and September 2014, all of which is owed to the Construction Bank of China. We have used the proceeds of these short-term loans for raw material purchase and other operating purpose. During the year ended December 31, 2013 and the first quarter of 2014, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank. In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2013, the unpaid principal balance drawn from the secured line of credit was $58.8 million, including $40.6 million of short-term bank loans as disclosed above and $18.2 million of long-term bank loans as disclosed below.  We have used the proceeds of these long-term loans for raw material purchase and other operating purpose. Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At December 31, 2013, our cash reserves, including restricted cash, were $35.8 million and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices increased significantly in 2010 and 2011, but decreased during the years ended December 31, 2012 and 2013. Selling price of our products also decreased in 2012 and 2013, resulting in decreases in our revenue and gross margin. As of December 31, 2013 and 2012, advances to suppliers amounted to $532,178 and $1,177,462, respectively.

In times of decreasing prices, we have had to sell our products at prices which are lower than our cost of goods sold. Furthermore, PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Fiscal Years Ended December 31, 2013 and 2012

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Year ended December 31,
	2013		2012
Sales	$9,527	100.0%	$31,483	100.0%
Cost of goods sold	32,690	343.1%	24,708	78.5%
Gross profit (loss)	(23,163)	(243.1)%	6,775	21.5%
Operating expenses
Selling expenses	60	0.6%	254	0.8%
General and administrative	10,076	105.8%	6,785	21.6%
Impairment of property, plant and equipment and construction in progress	24,606	258.3%	-	-%
Depreciation and amortization	636	6.7%	237	0.8%
Income (loss) from operations	(58,541)	(614.5)%	(501)	(1.6)%
Other income	820	8.6%	1,652	5.2%
Other expense	-	0.0%	(357)	(1.1)%
Change in fair value of warrants	211	2.2%	(50)	(0.2)%
Interest income	877	9.2%	313	1.0%
Interest expense	(5,247)	(55.1)%	(4,618)	(14.7)%
Net loss	(61,879)	(649.5)%	(3,562)	(11.3)%
Preferred Stock Dividend	(8)	(0.1)%	(19)	(0.1)%
Net loss available to common shareholders	$(61,887)	(649.6)%	$(3,580)	(11.4)%

Sales.

During the year ended December 31, 2013, we had sales of $9,526,709, compared to sales of $31,482,852 for the year ended December 31, 2012, a decrease of $21,956,143, or approximately 69.7%. Sales decrease was mainly because the graphite industry experienced low demand during the year ended December 31, 2013 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, in 2013 and 2012, respectively, was as follows:

	2013 Sales	% of Total Sales	2012 Sales	% of Total Sales
Graphite Electrodes	$2,640,623	27.7%	$4,606,297	14.6%
Fine Grain Graphite	3,578,206	37.6%	13,180,892	41.9%
High Purity Graphite	2,811,612	29.5%	13,208,307	42.0%
Others (1)	496,268	5.2%	487,356	1.5%
Total	$9,526,709	100.0%	$31,482,852	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, depreciation expenses in our manufacturing facilities, and inventory impairment cost. During the year ended December 31, 2013, our cost of goods sold was $32,689,538, compared to $24,707,625 for the cost of goods sold for the year ended December 31, 2012, an increase of $7,981,913, or approximately 32.3%.  The increase in the cost of sales for the year ended December 31, 2013 compared to the same period 2012 was mainly due to $21,089,248 impairment loss of inventory charged to cost of goods sold, and due to decrease in sales volume and due to decreased average raw material cost.

Our gross margin decreased from 21.5% for the year ended December 31, 2012 to gross loss of (243.1)% for the year ended December 31, 2013. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, depreciation, and inventory impairment cost. Sales of our higher margin products decreased significantly during the year ended December 31, 2013 due to decreased demand and strong competition. The decrease of gross profit margin is also due to $21,089,248 inventory impairment cost and due to increased allocation of production costs to each unit produced resulting from increased depreciation expenses during the year ended December 31, 2013. There was no inventory impairment cost during the year ended December 31, 2012. The increased allocation is a result of increased property and equipment related to our ongoing expansion for long term development in conjunction with decreased production quantities resulting from decreased sales.

Operating expenses.

Operating expenses totaled $35,377,739 for the year ended December 31, 2013, compared to $7,275,959 for the year ended December 31, 2012, an increase of $28,101,780, or approximately 386.2%.

Selling, general and administrative expenses

Selling expenses decreased from $253,604 for the year ended December 31, 2012 to $59,626 for the year ended December 31, 2013, a decrease of $193,978, or 76.5%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the year ended December 31, 2013 as compared to the year ended December 31, 2012, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $10,075,818 for the year ended December 31, 2013, compared to $6,785,273 for the year ended December 31, 2012, an increase of $3,290,545, or 48.5%. The increase in general and administrative expenses was mainly due to increased bad debt expenses of $3,372,295 for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Impairment of property and equipment and construction in progress

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $24,606,208 and $0 of impairment expenses for property, plant, and equipment and construction in progress was recorded during the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $2,897,885 for the year ended December 31, 2013, compared to $3,298,709 for the year ended December 31, 2012, a decrease of $400,824, or approximately 12.2%. For the year ended December 31, 2013, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts of $2,161,798 and $636,087, respectively.  For the year ended December 31, 2012, depreciation and amortization was allocated between costs of goods sold and selling, general and administrative expenses in the amounts $3,061,627 and $237,082, respectively. The decrease in depreciation and amortization expenses is due to Company made adjustments for depreciation and amortization expenses in the year ended December 31, 2012 .

(Loss) from operations.

As a result of the factors described above, operating loss was $(58,540,568) for the year ended December 31, 2013, compared to operating loss of $(500,733) for the year ended December 31, 2012, an increase of approximately $58,039,835, or 11,591.0%.

Other income and expenses.

Our interest expense was $5,246,606 for the year ended December 31, 2013, compared to $4,618,413 for the year ended December 31, 2012, reflecting increased interest payments on loans from banks. Other income, which consisted of government grants, was $819,970 for the year ended December 31, 2013, compared to $1,651,640 for the year ended December 31, 2012. Income from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $210,895 for the year ended December 31, 2013, compared to $(49,557) for the year ended December 31, 2012.

Income tax.

During the years ended December 31, 2013 and 2012, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $0, respectively, for 2013 and 2012 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net (loss).

As a result of the factors described above, our net loss for the year ended December 31, 2013 was $(61,878,880), compared to net loss of $(3,561,515) for the year ended December 31, 2012, an increase of $58,317,365, or 1,637.4% for the reasons stated above.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2013 was $445,224, compared to $1,039,383 for the year ended December 31, 2012, a decrease of $594,159, or 57.2%.

Preferred Stock Dividend.

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011. We incurred dividend expenses of $8,199 and $18,717 for the years ended December 31, 2013 and 2012, respectively. The expenses incurred in 2012 and 2013 reflect adjustments for under booked preferred dividend expenses.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(61,887,079), or $(2.39) and $(2.39) per share (basic and diluted), for the year ended December 31, 2013, compared to net loss of $(3,580,232), or $(0.15) and $(0.15) per share (basic and diluted), for the year ended December 31, 2012.

Liquidity and Capital Resources

Before December 31, 2013, all of our business operations were carried out by Xingyong. On December 23, 2013, the Company acquired new operations carried through BVI Co., and its subsidiaries Royal HK and Shanghai HK, whose operations have generated nominal revenues between December 23, 2013 to December 31, 2013. All of the cash generated by our operations has been held by our China entities. In order to transfer such cash to our parent entity, China Carbon Graphite Group, Inc., which is a Nevada corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries or VIE entity. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, Xingyong and Royal Shanghai would have to transfer funds to our parent entity through our wholly-owned subsidiaries, Talent, Yongle, and Royal Hong Kong, respectively.

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

Our primary capital needs have been to fund our working capital requirements and to fund our construction in progress. Our primary sources of financing, outside of revenues generated by sales of our products, have been cash generated from short-term and long-term loans from banks in China, loans from unrelated parties and loans from related parties. Currently and for the last two fiscal years, the Company has managed to operate the business with a low or negative net working capital. The Company’s negative working capital is primarily due to substantial short-term loans from banks and borrowing from related parties and a substantial reduction in revenues generated by sales of our products. The Company is able to operate with a low or negative net working capital because of local bank, localcommunity and governmental support in Inner Mongolia. For example, the local Chinese government and the Company agreed on terms for the land use rights of 368,804 square meters of land located adjacent to the Company’s facilities, as described below under the heading “Summary of Significant Accounting Policies—Land Use Rights.”

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we expect the market to improve in the long run.  The current budgeted investment for the construction of our new production facility was approximately $29.2 million in the aggregate. Approximately $29.0 million had been spent as of December 31, 2013. We have used proceeds from a long-term loan to fund this construction.

Some of our future business plans would likely require us to obtain additional financing from equity or debt markets, or borrow additional funds from local banks.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will successfully manage and integrate the production and sale of new products.

 As of December 31, 2013 and 2012, we had short-term loans in the aggregate amount of $40,636,305 and $38,680,500 outstanding, respectively, as described below.

	December 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,607,529	$-

Bank loan from China Construction Bank, dated August 6, 2013, due August 5, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,607,529	6,420,000

Bank loan from China Construction Bank, dated August 22, 2013, due August 21, 2014 with an annual interest rate of 6.0%plus 10% floating rate and interst payable monthly, secured by property, equipment, building and land use rights.	6,607,529	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on March 20, 2014, due March 20, 2015, with an annual interest rate of 6.0% plus 10% floating rate.	6,607,529	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights. This loan was paid on November 15, 2013.	-	5,617,500

Bank loan from China Construction Bank, dated September 10, 2013, due September 9, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,955,647	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on January 10, 2014, due January 10, 2015, with an annual interest rate of 6.0% plus 10% floating rate.	4,955,647	-

Bank loan from China Construction Bank, dated September 17, 2013, due September 16, 2014, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,294,894	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000
	$40,636,305	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2013, the unpaid principal balance drawn from the secured line of credit was $58.8 million, including $40.6 million of short-term bank loans as disclosed above and $18.2 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of December 31, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $5,246,606 and $4,618,413 for the years ended December 31, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 6.79% and 6.92% as of December 31, 2013 and 2012, respectively.

Capitalized interest were $1,108,403 and $0 for the years ended December 31, 2013 and 2012.

Long term bank loan:

	December 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,563,176	$-

Bank loan from China Construction Bank, dated July 2, 2013, due in July 1, 2016, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by machinery.	6,607,529	-

Bank loan from Credit Union, dated April, 2012, due in April 2015, with an annual interest rate of 15.295% payable monthly, secured by machinery.	4,427,045	4,782,900
	$22,597,750	$4,782,900

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

As of December 31, 2013 and December 31, 2012, notes payable consisted of the following:

December 31, 2013

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2013, due January 30, 2014, and restricted cash required 50% of loan amount, paid back on January 30, 2014.	$6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated July 22, 2013, due January 22, 2014, and restricted cash required 50% of loan amount, paid back on January 22, 2014.	6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May13, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from China Construction Bank, dated November 26, 2013, due May 26, 2014, and restricted cash required 50% of loan amount	7,103,094

Notes payable from China Construction Bank, dated September 03, 2013, due March 03, 2014, and restricted cash required 50% of loan amount, paid back on March 3, 2014.	4,955,647

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,589,788

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,129,706

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,129,706

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from Bank of Inner Mongolia, dated August 16, 2013, due February 16, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,607,529
$68,553,116

December 31, 2012

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2012, due January 30, 2013, and restricted cash required 50% of loan amount	$6,420,000

Notes payable from China Everbright Bank Co., Ltd, dated July 26, 2012, due January 26, 2013, and restricted cash required 50% of loan amount	6,420,000

Notes payable from China Everbright Bank Co., Ltd, dated September 30, 2012, due May 30, 2013, and restricted cash required 50% of loan amount	9,630,000

Notes payable from China Construction Bank, dated August 21, 2012, due February 20, 2013, and restricted cash required 60% of loan amount	4,815,000

Notes payable from China Construction Bank, dated November 23, 2012, due May 23, 2013, and restricted cash required 60% of loan amount	6,901,500

Notes payable from Huaxia Bank, dated November 27, 2012, due May 27, 2013, and restricted cash required 60% of loan amount	6,420,000
$40,606,500

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2013 as compared to the same period prior year, and the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Despite a low amount of working capital, we are able to operate our business through bank financing, loans from related and unrelated parties and issuing equity in exchange for certain services provided. Our long-term goal is to continue to roll over short-term and long-term loans and obtain positive cash flows from collecting our outstanding accounts receivable and sales of inventory until our new facility is operating at full capacity. We have the ability to manage and predict our cash flow for inventory purchases and advances to suppliers because the length of the time it takes to complete purchase orders for customers, which on average is six months. Our customers must order products well in advance of productions, as a purchase order is fulfilled only six months after such order is placed, thereby allowing us to predict cash flow. During the interim, we expect that anticipated cash flows from future operations, short-term and long-term bank loans and loans from unrelated or related parties will be sufficient to fund our operations through at least the next twelve months, provided that:

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

At December 31, 2013, cash and cash equivalents were $131,545, compared to $129,746 at December 31, 2012, an increase of $1,799. Restricted cash increased to $35,643,666 as of December 31, 2013 from $22,149,000 as of December 31, 2012, which was restricted as a requirement by our lenders. Our working capital deficit increased by $47,192,707 to a deficit of $47,684,454 at December 31, 2013 from a deficit of $491,747 at December 31, 2012.

As of December 31, 2013, accounts receivable, net of allowance, was $4,488,310, compared to $11,239,002 at December 31, 2012, a decrease of $6,750,692, or 60.06%. The decrease was mainly due to decreased sales during the year ended December 31, 2013. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of December 31, 2013.

As of December 31, 2013, inventories were $27,901,417, compared to $48,417,875 at December 31, 2012, a decrease of $20,516,458, or 42.37%. As of December 31, 2013 and December 31, 2012, the Company has provision for inventory in regards to slow moving or obsolete items of $21,089,248 and $0, respectively.

As of December 31, 2013, prepaid expenses were $528,464, compared to $280,779 at December 31, 2012, an increase of $247,685, or 88.21%. The increase in prepaid expenses is attributable to increased prepaid services during the quarter ended December 31, 2013 offset by the amortization of various prepaid consulting fees paid from stock issuances.

Advance to suppliers decreased from $1,177,462 at December 31, 2012 to $532,178 at December 31, 2013, a decrease of $645,284. The decrease of advance to suppliers is mainly due to the Company decreased purchases caused by decreased sales, and due to that the Company made more allowances for advance to suppliers in the year ended December 31, 2013 than the year ended December 31, 2012. $3,548,068 and $1,578,310 of allowance for doubtful accounts for the balance of advance to suppliers were reserved as of December 31, 2013 and December 31, 2012, respectively.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers. Notes payable increased from $40,606,500 to $68,553,116 from December 31, 2012 to December 31, 2013. The increase is due to the Company obtaining additional fund to secure its inventory. The notes payable were secured by $35,643,666 of restricted cash at December 31, 2013. Notes payable allow the Company to reserve more cash resources for other operating expenses. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:
	For Year Ended December 31
	2013	2012
Net cash flows used in operating activities	$(2,740,948)	$(4,934,906)
Net cash flows used in investing activities	$(29,184,458)	$(5,679,080)
Net cash flows provided by financing activities	$31,923,981	$10,222,383

Net cash flow used in operating activities was $2,740,948 for the year ended December 31, 2013, compared to $4,934,906 for the year ended December 31, 2012, a decrease of $2,193,958, or 44.5%. The decrease in net cash flow used in operating activities was mainly due to increased impairment of property and equipment and construction in progress of $24.6 million, increased impairment of inventory of $21.1 million, more increase of other payables of $3.5 million，increased bad debt expenses of $3.4 million, more decrease in accounts receivable of $2.5 million, and less payments made to acquire inventories of $10.6 million, which was offset by increased net loss of $58.3 million, more payments for advance to suppliers of $4.5 million, and increased accounts payable and accrued liabilities of $1.2 million.

Net cash flow used in investing activities was $29,184,458 for the year ended December 31, 2013, compared to $5,679,080 for the year ended December 31, 2012, an increase of $23,505,378 , or 413.9%. Approximately $0.07 million was spent on construction costs, $0.12 million was spent to acquire land use right, and $29.0 million was spent for construction in progress for our construction projects during the year ended December 31, 2013. Approximately $0.07 million was spent on construction costs and $5.6 million was spent for construction in progress for our new construction during the year ended December 31, 2012, including the installation of a 4200-ton compressor and 36 annular kilns.

Net cash flow provided by financing activities was $31,923,981 for the year ended December 31, 2013, compared to $10,222,383 for the year ended December 31, 2012, an increase of $21,701,598, or 212.3%. The increase in net cash flow provided by financing activities was due to the decrease in repayments for short-term loans of $11.3 million, increased proceeds from notes payables of $60.4 million, and increased proceeds from long-term loans of $13.2 million entered into during the year ended December 31, 2013, which offset by a decrease in the amount of restricted cash of $2.6 million required to secure our notes payable, increased repayment of notes payable of $57.3 million, decreased proceeds from short-term loans of $2.9 million, and increased proceeds of loans to unrelated parties of $2.3 million. The Company had approximately $26.3 million of notes payable for the year ended December 31, 2013, compared to $23.2 million for the year ended December 31, 2012. In addition, the aggregate amount of outstanding short-term loans borrowed and repaid increased for the year ended December 31, 2013. The Company borrowed $40.0 million in short-term bank loans and repaid $39.1 million during the year ended December 31, 2013, while the Company borrowed $42.9 million in short-term bank loans and repaid $50.5 million for the year ended December 31, 2012.

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

For the year ended December 31, 2013, two customers accounted for 10% or more of sales revenues, representing 37.0% and 18.5%, respectively of the total sales. For the year ended December 31, 2012, two customers accounted for 10% or more of sales revenues, representing 33.1% and 27.8%, respectively of the total sales. As of December 31, 2013, there were two customers that constituted 40.8% and 11.7% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the year ended December 31, 2013, one supplier accounted for 10% or more of our total purchases, representing 25.7%. For the year ended December 31, 2012, two suppliers accounted for 10% or more of our total purchases, representing 51.6% and 16.3%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2013 and 2012.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $6,999,753 for the year ended December 31, 2013. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. For the years ended December 31, 2013 and 2012 the Company has provision for impairment of inventory in regards to slow moving or obsolete items of $21,089,248 and $0, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, $19,426,726 and $0 of impairment expenses for property, plant, and equipment recorded in operating expenses as of December 31, 2013 and 2012, respectively.

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

The Company has land use rights of 368,804 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 112,171 square meters expiring in 2052 and the land use right with respect to 256,634 square meters expiring in 2053. In addition, in 2010, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities.  The Company was not required to sign a land use right agreement or pay a fee.  In exchange, the Company will allow public use of this 387,838 square meters of land and keep the land in good condition.   The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000.  The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies.  Because of our current relationship and agreement with the local government to keep the land in good condition, we believe that it is unlikely that we will have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.  We believe that our facilities are sufficient to meet our current and near future requirements and that any additional space that we may require would be available on commercially reasonable terms.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2013 and 2012 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467
Notes payable	$68,553,116	-	$68,553,116	-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2012:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Warrant liability	$224,362	-	-	$224,362
Notes payable	$40,606,500	-	$40,606,500	-

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the years ended December 31, 2013 and 2012.

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

Stock compensation expenses of $112,664 and $258,500 of were amortized and recognized as general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

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

FASB Accounting Standards Update No. 2013-12

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data.

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firms	F2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity	F-6
Notes to Consolidated Financial Statements	F-7 – F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Carbon Graphite Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 of the consolidated financial statements, the Company has incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
April 15, 2014

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$131,545	$129,746
Restricted cash	35,643,666	22,149,000
Accounts receivable, Net	4,488,310	11,239,002
Advance to suppliers	532,178	1,177,462
Inventories	27,901,417	48,417,875
Prepaid expenses	528,464	280,779
Other receivables, net of allowance of $296,628 and $220,339, respectively	194,988	35,655
Total current assets	69,420,568	83,429,519

Goodwill	494,540	-

Property And Equipment, Net	20,027,083	40,964,363

Construction In Progress	31,747,010	7,324,379

Land Use Rights, Net	9,633,302	9,657,419
Total Assets	$131,322,503	$141,375,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,332,861	$2,250,745
Advance from customers	2,133,458	1,368,525
Shares to be issued	370,000	-
Short term bank loans	40,636,305	38,680,500
Notes payable	68,553,116	40,606,500
Other payables	2,755,529	630,179
Loan from unrelated parties	268,738	338,002
Dividends payable	55,015	46,816
Total current liabilities	117,105,022	83,921,267

Amount due to related parties	5,157,112	4,795,593
Long Term Bank Loan	22,597,750	4,782,900
Accounts Payable - Long Term	-
Warrant Liabilities	13,467	224,362
Total Liabilities	144,873,351	93,724,122

Redeemable convertible series B preferred stock, $0.001 par value; 3,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	270,000	360,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized 26,342,518 and 25,077,518 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	26,342	25,077
Additional paid-in capital	18,551,966	18,223,781
Accumulated other comprehensive income	9,428,149	8,982,925
Retained earnings	(41,827,304)	20,059,775
Total stockholders' equity	(13,820,847)	47,291,558
Total Liabilities and Stockholders' Equity	$131,322,503	$141,375,680

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2013 and 2012

	Years ended December 31,
	2013	2012

Sales	$9,526,709	$31,482,852

Cost of Goods Sold	32,689,538	24,707,625

Gross (Loss) Profit	(23,162,829)	6,775,227

Operating Expenses
Selling expenses	59,626	253,604
General and administrative	10,075,818	6,785,273
Impairment of property and equipment and construction in progress	24,606,208	-
Depreciation and amortization	636,087	237,082
Total operating expenses	35,377,739	7,275,959

Operating Loss Before Other Income (Expense)	(58,540,568)	(500,732)

Other Income (Expense)
Interest expense	(5,246,606)	(4,618,413)
Interest income	877,429	312,617
Other expense	-	(357,070)
Other income (expense), net	819,970	1,651,640
Change in fair value of warrants	210,895	(49,557)
Total other expense (income), net	3,338,312	(3,060,783)

Loss Before Income Tax Expense	(61,878,880)	(3,561,515)

Income Tax Expense	-	-

Net Loss	(61,878,880)	(3,561,515)

Preferred Stock Dividends	(8,199)	(18,717)

Net Loss Available To Common Shareholders	(61,887,079)	(3,580,232)

Other Comprehensive Income
Foreign currency translation gain	445,224	1,039,383
Total Comprehensive Loss	$(61,433,655)	$(2,522,132)

Share Data
Basic (loss) per share	$(2.39)	$(0.15)

Diluted (loss) per share	$(2.39)	$(0.15)

Weighted average common shares outstanding,
basic	25,903,011	24,018,450

Weighted average common shares outstanding,
diluted	25,903,011	24,018,450

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity

	Convertible series B		Common		Additional		Other	Total
	preferred Stock		Stock		Paid-In	Retained	Comprehensive	Stockholders'	Comprehensive
	Number	Amount	Number	Amount	Capital	Earnings	Income	Equity	Income

Balance at December 31, 2011	426,110	$511,332	22,981,408	$22,981	$17,054,045	$23,640,007	$7,943,542	$48,660,574	-

Conversion of series B stock to common stock	(126,110)	(151,332)	126,110	126	151,206	-	-	151,332	-

Issuance of common stock for directors and an employee	-	-	160,000	160	63,840	-	-	64,000	-

Issuance of common stock for consulting service	-	-	310,000	310	194,190	-	-	194,500	-

Issuance of common stock for cash	-	-	1,500,000	1,500	760,500	-	-	762,000	-

Net loss	-	-	-	-	-	(3,561,515)	-	(3,561,515)	(3,561,515)

Related party interest expenses	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	1,039,383	1,039,383	1,039,383

Dividend distribution	-	-	-	-	-	(18,717)	-	(18,717)	(18,717)

Total comprehensive income	-	-	-	-	-	-	-	-	(2,540,849)

Balance at December 31, 2012	300,000	360,000	25,077,518	25,077	18,223,781	20,059,775	8,982,925	47,291,558

Return of series B stock Principal	-	(90,000)	-	-	-	-	-	-	-

Issuance of common stock for directors and an employee	-	-	1,025,000	1,025	255,225	-	-	256,250	-

Issuance of common stock for consulting service	-	-	240,000	240	72,960	-	-	73,200	-

Issuance of common stock for cash	-	-		-	-	-	-	-	-

Net loss available to common shareholders	-	-	-	-	-	(61,887,079)	-	(61,887,079)	(61,887,079)

Foreign currency translation adjustment	-	-	-	-		-	445,224	445,224	445,224

Total comprehensive income									$(61,441,854)

Balance at December 31, 2013	300,000	$270,000	26,342,518	$26,342	$18,551,966	$(41,827,304)	$9,428,149	$(13,820,846)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(61,878,880)	$(3,561,515)
Adjustments to reconcile net cash used in operating activities
Depreciation and Amortization	2,897,885	3,298,709
Related party interest expenses contribution	-	-
Stock compensation	222,650	258,500
Change in fair value of warrants	(210,895)	49,557
Bad debt expenses	4,930,938	1,558,643
Impairment of property and equipment and construction in progress	24,606,208	-
Inventory impairment	21,089,248	-
Changes in operating assets and liabilities
Accounts receivable	4,001,817	1,530,015
Notes receivable	-	(443,800)
Other receivables	(59,001)	481,374
Advance to suppliers	(1,215,623)	3,241,924
Inventory	504,162	(10,122,706)
Prepaid expenses	(222,954)	174,686
Accounts payable and accrued liabilities	(210,099)	1,036,477
Advance from customers	713,792	(19,028)
Loan from unrelated parties	-	333,790
Taxes payable	249,000	(1,118,582)
Other payables	1,840,804	(1,632,950)
Net cash used in operating activities	(2,740,948)	(4,934,906)

Cash flows from investing activities
Acquisition of property, plant and equipment	(65,005)	(65,945)
Cash received in acquisition of business	12,816	-
Increase of land use rights	(116,974)	(15,850)
Addition of construction in progress	(29,015,295)	(5,597,285)
Net cash used in investing activities	(29,184,458)	(5,679,080)

Cash flows from financing activities
Proceeds from issuing common stock	-	762,000
Proceeds from short term loans	40,010,409	42,921,800
Repayments for short term loans	(39,197,190)	(50,529,800)
Proceeds from long term loans	17,890,833	4,723,300
Repayments of long term loans	(487,932)	-
Proceeds from loan from unrelated parties	9,113,242	11,413,937
Repayment of loans to unrelated parties	(9,191,161)	(11,186,898)
Proceeds from loan from related parties	143,215	827,370
Repayments to related parties	(55,948)	(1,673,126)
Proceeds from stock not yet issued	-	(160,000)
Restrict cash	(12,649,805)	(10,096,450)
Proceeds from notes payable	118,404,788	58,011,000
Repayments to notes payable	(92,056,470)	(34,790,750)
Net cash provided by financing activities	31,923,981	10,222,383

Effect of exchange rate fluctuation	3,224	(101)

Net increase (decrease) in cash	1,799	(391,704)

Cash and cash equivalents at beginning of period	129,746	521,450

Cash and cash equivalents at ending of period	$131,545	$129,746

Supplemental disclosure of cash flow information

Interest paid	$5,835,427	$4,199,529
Income taxes paid	$-	$-

Non-cash activities:

Preferred stock conversion to common stock	$-	$151

Issuance of common stock for compensation	$329,450	$258,500

Reclassification from construction in progress to property and equipment	$-	$5,457,854

Reclassification from notes payable to construction in progress	$-	$634,000

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

(1)  Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the manufacture of graphite-based products and in operating a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) in the People’s Republic of China (“China” or the “PRC”).  The Company’s products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.  The Company manufactures and sells three types of products throughout China and internationally: graphite electrodes; fine grain graphite; and high purity graphite.

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

Acquisition in December 2013

On December 23, 2013, the Company acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”) by entering into an agreement. Per the agreement, the Company is obligated to issue 5,000,000 of common stock, par value $0.001 per share, to shareholders of BVI Co. in the aggregate in exchange for 500 ordinary shares of BVI Co. held by them, representing 100% of BVI Co.’s issued and outstanding share capital. BVI Co. then becomes a wholly owned subsidiary of the Company.

BVI Co. currently has two business operations, as follows (collectively the “Business”):

●
Manufacture of graphene Oxide and graphite bipolar plates. Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.  Graphite bipolar plates are primarily used in solar power storage.

●
A business-to-business and business-to-consumers Internet portal (http://www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

The Business and the facilities related thereto are all located in the People’s Republic of China.  The Business is conducted by Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”), a wholly foreign owned enterprise under laws of China.  Royal Shanghai is wholly owned by Royal Elite International Limited, a Hong Kong company, (“Royal HK”), which is wholly owned by BVI Co.  The Business currently generates minimal sales.

The relationship among the above companies is as follows:

Variable Interest Entity

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

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Talent, Yongle, BVI Co., Royal Hongkong and Royal Shanghai. Also consolidated are the financial statements of Xingyong. The financial statements of Xingyong are consolidated with our financial statements because Xingyong is a variable interest entity. Before December 23, 2013, the entire operating business operations of the Company were located in Xingyong. The Company acquired BVI Co., and its subsidiaries of RoalHongkong and Royal Shanghai on December 23, 2013. BVI Co. and its subsidiaries have had minimal operations from acquisition date to December 31, 2013. Therefore the financial position and results of operations and cash flows of the Company are significantly influenced by the results of Xingyong, the VIE. Talent is a party to four agreements dated December 7, 2007 with the owners of the registered equity of Xingyong.  The agreements transfer to Talent benefits and all of the risk arising from the operations of Xingyong, as well as complete managerial authority over the operations of Xingyong.

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

Recently, with consideration of going concern of Xingyong, management has been contemplating an exit from Xingyong. As of the date of this report, however, no definitive agreement has been entered into in connection therewith.

Liquidity and Working Capital Deficit

Currently and for the last two fiscal years, the Company has managed to operate the business with a low working capital. The Company’s low working capital is primarily due to substantial short-term and long-term loans from banks and borrowing from a related party. The Company is able to operate with a low working capital because of local community and governmental support in Inner Mongolia. If the Company’s short-term cash flows decrease significantly and the Company is unable to pay its short-term liabilities, the Company’s business, financial condition and results of operations could be materially affected.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended December 31, 2013, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2013 as compared to the prior year, and demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective fair values. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of acquired business are reflected in the acquirer’s consolidated financial statements and results of operations after the date of the acquisition.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of December 31, 2013 and December 31, 2012, these amounts totaled $35,643,666 and $22,149,000, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured. Upon release the restricted cash will be used to repay the liabilities or as security for new debt.

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

For the year ended December 31, 2013, the Company recorded impairment loss of inventory $21,089,248. For the year ended December 31, 2012, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $19,426,726 and $0 of impairment expenses for property, plant, and equipment were recorded in operating expenses for the years ended December 31, 2013 and 2012, respectively.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company capitalized interest expenses of $1,108,403 and $0 for the years ended at December 31, 2013 and 2012, respectively.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $5,179,481 and $0 of impairment expenses for construction in progress were recorded in operating expenses for the years ended December 31, 2013 and 2012, respectively.

Land use rights

The Company has land use rights of 368,804 square meters used for operations in Xinghe County, Inner Mongolia, China. The land use rights have terms of 50 years, with the land use right relating to 112,171 square meters expiring in 2052 and the land use right with respect to 256,634 square meters expiring in 2053. In addition, in 2010, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities. The Company was not required to sign a land use right agreement or pay a fee.  In exchange, the Company will allow public use of this 387,838 square meters of land, provide improvements to the land and keep the land in good condition. The land use right has a term of 50 years, with such term expiring in January 2060. The value of the land is estimated to be $14,000,000. The Company has not accrued the liability or recorded the land use right asset for this property in accordance with ASC 450, Contingencies. Because of the relationship and agreement with the local government to keep provide improvements to the land and keep it in good condition, the Company believes that it is unlikely to have to pay for the land use right.  The bank allows, and the Company uses, this land use right as collateral for its short-term bank loans.

The Company reviews the carrying value of land use rights for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of land use rights was deemed necessary for the years ended December 31, 2013 and 2012, respectively.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2013 and 2012 were $445,224 and $1,039,383, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2013 and 2012 were $3,224 and $(101), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.05 RMB and 6.23 RMB to $1.00 at December 31, 2013 and December 31, 2012, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2013 and 2012 were 6.15 RMB and 6.31 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced returns of $79,961 and $0 for the years ended December 31, 2013 and 2012.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2013 and 2012, shipping and handling costs were $11,381 and $164,220, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $124,097 and $(79,346) as of December 31, 2013 and 2012, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $808 and $31,717 at December 31, 2013 and December 31, 2012, respectively. The Company recognized a gain of $8,011 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $14,868 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $6,675 from the change in fair value of these warrants for the three months ended September 30, 2013and a gain of $1,355 from the change in fair value of these warrants for the three months ended December 31, 2013.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $11,106 and $170,947 at December 31, 2013, and December 31, 2012, respectively. The Company recognized a gain of $32,362 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $76,800 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $41,075 from the change in fair value of these warrants for the three months ended September 30, 2013and a gain of $9,604from the change in fair value of these warrants for the three months ended December 31, 2013.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $1,553 and $21,698 at December 31, 2013 and December 31, 2012, respectively. The Company recognized a gain of $3,996 from the change in fair value of these warrants for the three months ended March 31, 2013 and a gain of $9,672 from the change in fair value of these warrants for the three months ended June 30, 2013 and a gain of $5,247 from the change in fair value of these warrants for the three months ended September 30, 2013and a gain of $1,231 from the change in fair value of these warrants for the three months ended December 31, 2013.

In summary, the Company recorded a total amount of $210,895 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the year ended December 31, 2013. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2013	December 31, 2012
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.04
Risk-free interest rate	0.18%	0.18%
Expected volatility	152%	146%

	December 31, 2013	December 31, 2012
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	0.71	1.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	152%	146%

	December 31, 2013	December 31, 2012
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.98	1.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	152%	146%

	December 31, 2013	December 31, 2012
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	1.03	2.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	152%	146%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of December 31, 2013:

	Carrying Value at December	Fair Value Measurement at December 31, 2013
	31, 2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467
Notes payable	$68,553,116	-	$68,553,116	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2013	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Weighted average shares of common stock outstanding (basic)	25,903,011		24,018,450
Shares issuable upon conversion of Series B Preferred Stock	-		-
Weighted average shares of common stock outstanding (diluted)	25,903,011		24,018,450
Net loss available to common shareholders	$(61,887,079)	$	(3,580,232)
Net loss per shares of common stock (basic)	$(2.39)		$(0.15)
Net loss per shares of common stock (diluted)	$(2.39)		$(0.15)

For the year ended December 31, 2013, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the year ended December 31, 2013, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

FASB Accounting Standards Update No. 2013-12

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

For the year ended December 31, 2013, two customers accounted for 10% or more of sales revenues, representing 37.0% and 18.5%, respectively of the total sales. For the year ended December 31, 2012, two customers accounted for 10% or more of sales revenues, representing 33.1% and 27.8%, respectively of the total sales. As of December 31, 2013, there were two customers that constituted 40.8% and 11.7% of the accounts receivable. As of December 31, 2012, there were three customers that constituted 42.2%, 16.5% and 10.3% of the accounts receivable.

For the year ended December 31, 2013, one supplier accounted for 10% or more of our total purchases, representing 25.7%. For the year ended December 31, 2012, two suppliers accounted for 10% or more of our total purchases, representing 51.6% and 16.3%, respectively.

For the years ended December 31, 2013 and 2012, the Company had insurance expense of $20,652 and $47,515 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

December 31,
	2013	2012
Computed tax at the PRC statutory rate of 25%	$-	$-
Benefit of tax holiday	-	-
Income tax expenses per books	$-	$-

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

As of December 31, 2013 and 2012, accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012
Amount outstanding	$11,488,063	$15,111,084
Less: Allowance for doubtful accounts, net	(6,999,753)	(3,872,082)
Net amount	$4,488,310	$11,239,002

As of December 31, 2013 and 2012, allowance for doubtful accounts consisted of the following:

	December 31, 2013	December 31, 2012
Beginning balance	$3,872,082	$2,790,662
Provision for doubtful accounts	3,127,671	1,081,420
Ending balance	$6,999,753	$3,872,082

(8)  Advances to Suppliers

As of December 31, 2013 and 2012, advances to suppliers consisted of the following:

	December 31, 2013	December 31, 2012
Advances for raw material	$4,080,246	$2,240,039
Advances for construction	-	515,733
Allowance for advances	(3,548,068)	(1,578,310)
Advances to suppliers, net	$532,178	$1,177,462

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials.

(9)  Inventories

As of December 31, 2013 and 2012, inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$6,801,043	$5,863,406
Work in process	40,557,526	40,387,355
Finished goods	1,962,002	2,167,114
Reserve for slow moving and obsolete inventory	21,419,154	-
	$27,901,417	$48,417,875

For the years ended December 31, 2013 and 2012, the Company has provision for impairment of inventory in regards to slow moving or obsolete items of $21,089,248 and $0, respectively. Impairment of inventories is recorded in cost of goods sold.

(10)  Property and Equipment, net

As of December 31, 2013 and 2012, property and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Building	$27,558,762	$26,776,613
Machinery and equipment	29,600,169	28,692,280
Motor vehicles	80,836	33,705
Impairment of property, plant and equipment	(19,730,625)	-
	37,509,142	55,502,598
Less: accumulated depreciation	(17,482,059)	(14,538,235)
	$20,027,083	$40,964,363

For the years ended December 31, 2013 and 2012, depreciation expenses amounted to $2,479,416 and $2,046,107. As of December 31, 2013 and 2012, a net book value of $30,620,214 and $35,193,170, respectively, of property and equipment were used as collateral for the Company’s short-term loans.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $19,426,726 and $0 of impairment for property, plant, and equipment was recorded for the years ended December 31, 2013 and 2012, respectively. Impairment of property, plant, and equipment is recorded in operating expenses.

Construction in progress consists of two projects as follows:

	December 31, 2013	December 31, 2012	Estimated completion time	Expected capital needed to complete

Production facility	$21,042,023	$-	June 2014	$825,941
Land improvements	10,704,987	7,324,379	May 2014	82,594
	$31,747,010	$7,324,379		$908,535

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the year ended December 31, 2013.

Production facility refers to a new manufacturing facility that the Company started building in the first quarter of 2013. We expect the facility to be completed around June 2014. Addition of the project during the year ended December 31, 2013 includes construction cost and machine and equipment used in the construction.

Land improvement refers to a project to improve the green coverage of a piece of land. We expect it to be completed around May 2014. Addition of the project during the year ended December 31, 2013 includes construction cost and plants used in the construction.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $5,179,481 and $0 impairment losses were recorded for construction in progress during the years ended December 31, 2013 and 2012, respectively.

(11) Land Use Rights

As of December 31, 2013 and 2012, land use rights consisted of the following:

	December 31, 2013	December 31, 2012
Land Use Rights	$12,064,963	$11,607,114
Less: Accumulated amortization	(2,431,661)	(1,949,695)
	$9,633,302	$9,657,419

During the year ended December 31, 2012, the Company increased $14,091 to land use right by paying additional fee. During the year ended December 31, 2013, the Company increased $116,974 to land use right by paying additional fee. For the years ended December 31, 2013 and 2012, amortization expenses were $418,469 and $230,786, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

Twelve-month period ended December 31,
2014	$239,859
2015	239,859
2016	239,859
2017	239,859
2018	239,859
2019 and thereafter	8,434,007
Total	$9,633,302

As of December 31, 2013 and 2012, all land use rights were pledged as collateral for short-term bank loans.

The Company reviews the carrying value of land use rights for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of land use rights was deemed necessary for the years ended December 31, 2013 and 2012, respectively.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of December 31, 2013 and 2012, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the year ended December 31, 2013, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of December 31, 2013. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of December 31, 2013.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made.

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

As of December 31, 2013, there are total 1,229,200 shares warrants outstanding.

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

(e) Stock Issuances to Consultants

During the first quarter of 2011, the Company issued an aggregate of 620,000 shares of common stock pursuant to three consulting agreements in exchange for consulting and investor relations services. A fair value of $1,240,100 was recorded for the consulting expenses relating to all three agreements, with the consulting expenses being amortized over one year for two agreements and one and a half years for the third agreement. The amount of $0 and $175,700 was amortized and recognized as a general and administrative expense for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2012, these consulting expenses were fully amortized.

During the second quarter of 2011, the Company issued 365,000 shares of common stock pursuant to a consulting agreement in exchange for consulting and investor relations services. A fair value of $547,500 was recorded for the consulting expenses and amortized over one and a half years. The amount of $0 and $273,750 was amortized and recognized as a general and administrative expense for the years ended December 31, 2013 and 2012, respectively. As of September 30, 2012, these consulting expenses were fully amortized.

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $32,267 and $64,533 was amortized and recognized as a general and administrative expense for the years ended December 31, 2013and 2012, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

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

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of$26,397 was amortized and recognized as a general and administrative expense for the year ended December 31, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 60,000 shares of common stock pursuant to a consulting agreement in exchange for consulting services provided in 2012. A fair value of $31,200 was recorded as general and administrative expense for the year ended December 31, 2012.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $20,400 was amortized and recognized as a general and administrative expense for the year ended December 31, 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over six months. The amount of $28,800 was amortized and recognized as a general and administrative expense for the year ended December 31, 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $12,000 was recorded for the expenses and amortized over six months. The amount of $12,000was amortized and recognized as a general and administrative expense for the year ended December 31, 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2013, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011. The expenses incurred in 2012 and 2013 reflect adjustments for under booked preferred dividend expenses.

For the years ended December 31, 2013 and 2012, no payment was made for dividends declared.

(13) Amount Due to Related Parties

As of December 31, 2013 and 2012, the Company had related parties payable in the amount of $5,157,112 and $4,795,593, respectively.

As of December 31, 2013 and 2012, $4,614,469 and $4,795,593 are due to Mr. Dengyong Jin, who is General Manager of the Company’s China operations and chief executive officer and principal shareholder of Xingyong. These amounts are due on December 31, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

As of December 31, 2013 and 2012, $404,711 and $0 are due to Inner Mongolia Xingyong Real Estate Development Ltd. Inc., which is owned by Dong Jin, the son of Mr. Dengyong Jin. These amounts are due on December 31, 2014 and are made to the Company by Inner Mongolia Xingyong Real Estate Development Ltd. for business operating purposes. The advances are interest free.

As of December 31, 2013 and 2012, $137,932 and $0 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are due on December 31, 2014 and are made to the Company by Mr. Yu for business operating purposes. The advances are interest free.

(14) Loan from Unrelated Parties

Short term borrowings of were $268,738 and $338,002 as of December 31, 2013 and 2012, respectively. The borrowings are from unrelated parties, interest free, and due on demand.

(15) Bank Loans

Short-term bank loans:

As of December 31, 2013 and 2012, short-term loans in the amount of $40,636,305 and $38,680,500, respectively, consisted of the following:

	December 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,607,529	$-

Bank loan from China Construction Bank, dated August 6, 2013, due August 5, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,607,529	6,420,000

Bank loan from China Construction Bank, dated August 22, 2013, due August 21, 2014 with an annual interest rate of 6.0%plus 10% floating rate and interst payable monthly, secured by property, equipment, building and land use rights.	6,607,529	6,420,000

Bank loan from China Construction Bank, dated March 20, 2013, due March 19, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on March 20, 2014, due March 20, 2015, with an annual interest rate of 6.0% plus 10% floating rate.	6,607,529	-

Bank loan from Huaxia Bank, dated November 16, 2012, due on November 15, 2013, with an annual interest rate of 7.80% payable quarterly, secured by building and land use rights. This loan was paid on November 15, 2013.	-	5,617,500

Bank loan from China Construction Bank, dated September 10, 2013, due September 9, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,955,647	4,815,000

Bank loan from China Construction Bank, dated January 11, 2013, due January 10, 2014 with an annual interest rate of 6% payable monthly, secured by property, equipment, building and land use rights. This loan is renewed on January 10, 2014, due January 10, 2015, with an annual interest rate of 6.0% plus 10% floating rate.	4,955,647	-

Bank loan from China Construction Bank, dated September 17, 2013, due September 16, 2014, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,294,894	4,173,000

Bank loan from China Construction Bank, dated June 6, 2012, due June 5, 2013 with an annual interest rate of 8.834% payable monthly, secured by property, equipment, building and land use rights	-	6,420,000

Bank loan from China Construction Bank, dated January 13, 2012, due January 12, 2013 and repaid, with an annual interest rate of 6.56% payable monthly, secured by property, equipment, building and land use rights	-	4,815,000
	$40,636,305	$38,680,500

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of December 31, 2013, the unpaid principal balance drawn from the secured line of credit was $58.8 million, including $40.6 million of short-term bank loans as disclosed above and $18.2 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of December 31, 2013, all land use rights and certain property and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $5,246,606 and $4,618,413 for the years ended December 31, 2013 and 2012, respectively.

The weighted average interest rates for these loans were 6.79% and 6.92% as of December 31, 2013 and 2012, respectively.

Capitalized interest were $1,108,403 and $0 for the years ended December 31, 2013 and 2012.

Long term bank loan:

	December 31, 2013	December 31, 2012

Bank loan from China Construction Bank, dated January 22, 2013, due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,563,176	$-

Bank loan from China Construction Bank, dated July 2, 2013, due in July 1, 2016, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by machinery.	6,607,529	-

Bank loan from Credit Union, dated April, 2012, due in April 2015, with an annual interest rate of 15.3% payable monthly, secured by machinery.	4,427,045	4,782,900
	$22,597,750	$4,782,900

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

As of December 31, 2013 and 2012, notes payable consisted of the following:

December 31, 2013

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2013, due January 30, 2014, and restricted cash required 50% of loan amount, paid back on January 30, 2014.	$6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated July 22, 2013, due January 22, 2014, and restricted cash required 50% of loan amount, paid back on January 22, 2014.	6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May13, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from China Construction Bank, dated November 26, 2013, due May 26, 2014, and restricted cash required 50% of loan amount	7,103,094

Notes payable from China Construction Bank, dated September 03, 2013, due March 03, 2014, and restricted cash required 50% of loan amount, paid back on March 3, 2014.	4,955,647

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,589,788

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,129,706

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,129,706

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from Bank of Inner Mongolia, dated August 16, 2013, due February 16, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,607,529
$68,553,116

December 31, 2012

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2012, due January 30, 2013, and restricted cash required 50% of loan amount	$6,420,000

Notes payable from China Everbright Bank Co., Ltd, dated July 26, 2012, due January 26, 2013, and restricted cash required 50% of loan amount	6,420,000

Notes payable from China Everbright Bank Co., Ltd, dated September 30, 2012, due May 30, 2013, and restricted cash required 50% of loan amount	9,630,000

Notes payable from China Construction Bank, dated August 21, 2012, due February 20, 2013, and restricted cash required 60% of loan amount	4,815,000

Notes payable from China Construction Bank, dated November 23, 2012, due May 23, 2013, and restricted cash required 60% of loan amount	6,901,500

Notes payable from Huaxia Bank, dated November 27, 2012, due May 27, 2013, and restricted cash required 60% of loan amount	6,420,000
$40,606,500

The banks that issue notes payable to us charge a service fee in an amount 0.05% of the total outstanding notes payable amount for all the banks and additional 2.5% of the total outstanding notes payable amount minus security deposit. The service fee is recorded in general and administrative expense.

(17) Other Payable

Other payable amounted $2,755,529 and $630,179 as of December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, other payable mainly included amounts payables to the local bureau of finance of $1,037,382 for VAT. For the year ended December 31, 2012, other payable mainly included amounts payable to the local bureau of finance of $434,955 for VAT.

(18) Accrued expenses

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares. The Company has made $40,000 settlement payment and accrued additional $320,000 for a settlement payment to CNH. In addition, during the three months ended September 2013, the Company paid CNH $50,000 in connection with the redemption of the Series B Preferred Stock.

(19) Business Acquisition

On December 23, 2013, the Company acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”) by entering into an agreement. Per the agreement, the Company is obligated to issue 5,000,000 of common stock, par value $0.001 per share, to shareholders of BVI Co. in the aggregate in exchange for 500 ordinary shares of BVI Co. held by them, representing 100% of BVI Co.’s issued and outstanding share capital. BVI Co. then becomes a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

BVI Co. currently has two business operations as follows (collectively the “Business”):

●
Manufacture of Graphene Oxide and graphite bipolar plates. Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.  Graphite bipolar plates are primarily used in solar power storage.

●
A business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

The Business and the facilities related thereto are all located in the People’s Republic of China (“China”).  The Business is conducted by Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”), a wholly foreign owned enterprise under laws of China.  Royal Shanghai is wholly owned by Royal Elite International Limited, a Hong Kong company, (“Royal HK”), which is wholly owned by BVI Co.  The Business currently generates minimal sales.

The Company accounted for its acquisitions of BVI Co. using the acquisition method of accounting. Accordingly, the results of operations for the year ended June 30, 2013, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on December 31, 2013, which is the date the Company assumed control of BVI Co. pursuant to the terms of the share transfer agreement between the Company and the shareholders of BVI Co.

The fair value of the purchase consideration issued to the sellers of BVI Co. was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to and recorded as goodwill.

Goodwill recognized from the transactions mainly represented the expected operational synergies upon acquisition of the subsidiary and intangibles not qualifying for separate recognition. Goodwill is nondeductible for income tax purposes in the tax jurisdiction of the acquired business.

The purchase price was allocated as follows:

Stock to be issued to sellers	$600,000
Less cash acquired	(12,816)
Net purchase consideration	587,184

Net tangible assets acquired:
Advance to suppliers	9,338
Other receivable	168,070
Inventories	450
Property, plant and equipment	48,949
Advance to suppliers	9,938
Accrued payable	(318)
Other payable	(920)
Due to a related party	(137,932)
Exchange loss	(4,931)
Net tangible assets acquired	92,644

Purchase consideration in excess of fair value of net tangible assets	494,540

Allocated to:
Customer relationships
Goodwill	494,540
$-

The purchase price allocation was based, in part, on management’s knowledge of BVI Co. and its subsidiaries’ business. Amounts presented above were translated into US dollars using the exchange rate in effect at the date of the acquisition, which was 6.0537.

BVI Co’s results of operations are consolidated with the Company effective December 23, 2012.

(20) Subsequent events

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

The Company borrowed notes payable of $6,607,529 from China Everbright bank co., ltd, dated January 14, 2014, due July 13, 2014, and restricted cash required 50% of loan amount.

The Company borrowed notes payable of $6,607,529 from China Everbright bank co., ltd, dated January 27, 2014, due July 26, 2014, and restricted cash required 50% of loan amount.

The Company borrowed notes payable of $6,607,529 from Bank of Inner Mongolia dated February 18, 2014, due August 17, 2014, and restricted cash required 50% of loan amount.

The Company borrowed notes payable of $4,955,647 from China Construction bank, dated March 11, 2014, due September 12, 2014, and restricted cash required 50% of loan amount.

On December 23, 2013, the Company acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”) by entering into an agreement. Per the agreement, the Company is obligated to issue 5,000,000 of common stock, par value $0.001 per share, to shareholders of BVI Co. in the aggregate in exchange for 500 ordinary shares of BVI Co. held by them, representing 100% of BVI Co.’s issued and outstanding share capital. BVI Co. then becomes a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

On January 14, 2014, the Company issued an aggregate of 100,000 shares of common stock to four directors as compensation for services provided in 2013. The issuance of these shares was recorded at fair market value.

On January 14, 2014, the Company issued 76,000 shares of common stock to two employees for services provided in 2013. The issuance of these shares was recorded at fair market value.

PART III

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 31, 2013, the Company dismissed its independent registered public accounting firm, BDO China Dahua CPA Co., Ltd. (“ BDO China Dahua ”).

The reports of BDO China Dahua on the consolidated financial statements of the Company as of December 31, 2012 and 2010 and for the years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company.

(a) During the process of auditing of the Company’s consolidated statements for the year ended December 31, 2013, the Company and BDO China Dahua disagreed with the amount of adequate audit evidence needed to support the Company’s year-end accounts to meet the requirements of BDO China Dahua; (b) the Board of Directors of the Company discussed these disagreement with BDO China Dahua; and (c) the Board of Directors of the Company has authorized BDO China Dahua to respond fully to inquiries of the successor independent registered public accounting firm concerning this matter.

The disagreement between the Company and BDO were as follows:

1 BDO and the Company do not agree on the amount of allowance for accounts receivable. BDO suggested a reserve of $3.25 million bad debt allowance as of December 31, 2013. The Company believes that most of it is collectable. Due to lack of subsequent accounts receivable collections, the Company was not able to provide supportable evidence of the accounts receivable balance.

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

There were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K other than: At December 31, 2012, the Company reported a material weakness in its internal control over financial reporting related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

On March 31, 2013, concurrent with the dismissal of BDO China Dahua CPA Co., Ltd., China Carbon Graphite Group, Inc. (the “Company”), upon the approval of the Company’s audit committee, engaged KCCW Accountancy Corp. (“KCCW”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective immediately. During the years ended December 31, 2012 and 2012, and any subsequent period through the date hereof prior to the engagement of KCCW, neither the Company, nor someone on its behalf, has consulted KCCW regarding:

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2013. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2013.

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

ITEM 9B.	Other Information.

None.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	48	Chief Executive Officer, President and Director
Zhenfang Yang	49	Interim Chief Financil Officer
Philip Yizhao Zhang	43	Director
John Chen	42	Director
Hongbo Liu	54	Director
Dong Jin	32	Director
Dengyong Jin	59	General Manager of China Operations
Grace King	58	Senior Vice President of Finance

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

Philip Yizhao Zhang. Mr. Yizhao Zhang has been a director of the Company since 2009. He is currently assisting various Chinese companies in preparing to offer their securities overseas. He is also a director of Kaisa Group Holdings Ltd. (HK: 1638) and China Green Agriculture Inc. (NYSE: CGA). Mr. Zhang has over 18 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions at China Education Alliance, Inc., Universal Travel Group, Energroups Holdings Corporation, Shengtai Pharmaceutical Inc, Chinawe Asset Management Corporation and China Natural Resources Incorporation. Mr. Zhang also held positions in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). He also has the Chartered Global Management Accountant (CGMA) designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003.

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

Dong Jin. In 2006, Mr. Jin graduated from Massey University in New Zealand majored in Business. In the same year, Mr. Jin joined China Carbon Graphite as the production manager. In 2010, Mr. Jin started serving the company as the vice president of sales, leading 26 sales representatives and distributing the company’s products to over 200 customers in 22 provinces in China. Spending 6 years at China Carbon, Mr. Jin has been actively involved in each area of the Company’s daily operations, such as accounting, manufacturing, sales, financing and business development. By taking such a crucial role at the company, Mr. Jin has established significant leadership in the management team driving the company forward. He was appointed as our director in 2013.

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

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2013, 2012 and 2011. None of our executive officers received $100,000 or more compensation during these periods.

Summary Compensation Table

Name and principal position	Year	Salary		Stock Awards (1)		Total

Donghai Yu Chief Executive Officer	2013 2012 2011	$ $ $	80,000 80,000 83,500	$ $ $	- 10,000 12,000	$ $ $	80,000 90,000 95,500

Zhenfang Yang Interim Chief Financial Officer	2013 2012	$ $	24,000 24,000	$ $	- -	$ $	24,000 24,000
	2011		$24,000		$-		$24,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the Company.

Director Compensation

In 2013 and 2012, we issued 0 and 25,000 shares of common stock to each of Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu for their services as directors and committee members. In 2013 and 2012, we issued 25,000 and 0 shares of common stock t Mr. Dong Jin for his service as a director and committee member.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2013 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$-	$10,000
Philip Yizhao Zhang	$-	$10,000
Dong Jin	$6,250	$-
John Chen	$-	$10,000
Hongbo Liu	$-	$10,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2013, by:

☐	each director;

☐	each named executive officer;

☐	each person known by us to beneficially own at least 5% of our common stock; and

☐	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of C lass

Sincere Investment (PTC), Ltd. (1)	9,388,172	37.4%
Donghai Yu	95,000	*
Zhenfang Yang	--	--
Hongbo Liu	100,000	*
Philip Yizhao Zhang	100,000	*
Dong Jin	25,000	*
John Chen	100,000	*
All officers and directors as a group (5 persons)	420,000	1.6%

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

Dong Jin, our director, is the son of Dengyong Jin.

Messrs. Liu, Zhang and Chen are independent as defined by NASDAQ Marketplace Rules.

ITEM 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by KCCW Accountancy Corp. (“KCCW”) for the fiscal years ended December 31, 2013 and 2012.

	KCCW
Fee Category	2013	2012
Audit fees	$155,500	$121,872
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$155,500	$121,872

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Services rendered by KCCW

The following is a summary of the fees for professional services rendered by KCCW for the years ended December 31, 2013 and 2012:

Audit fees. Audit fees for KCCW in 2013 and 2012 represent fees for professional services performed by KCCW for the audit of our 2013 and 2012 annual financial statements and review of each quarter for 2013 and 2012.  Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle, Xingyong, BVI Co., Royal HK, and Royal Shanghai.

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
101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2012, filed on April 16, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders’ Equity and (v) the Notes to the Consolidated Financial Statements.(**)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 15, 2014	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 15, 2014
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 15, 2014
Zhenfang Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 15, 2014
Philip Yizhao Zhang

/s/ John Chen	Director	April 15, 2014
John Chen

/s/ Hongbo Liu	Director	April 15, 2014
Hongbo Liu

/s/ Dong Jin	Director	April 15, 2014
Dong Jin