Form 10-Q
period 2014-03-31
China Carbon Graphite Group, Inc.
filed 2014-05-15
CIK 1284450

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,518,518 shares of common stock are issued and outstanding as of May 15, 2014.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2014

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$429,380	$131,545
Restricted cash	34,823,380	35,643,666
Accounts receivable, Net	4,078,127	4,488,310
Advance to suppliers	64,680	532,178
Inventories	26,597,290	27,901,417
Prepaid expenses	326,460	528,464
Shares to be canceled	110,000	230,000
Other receivables, net of allowance of $308,587 and $296,628, respectively	191,569	194,988
Total current assets	66,620,886	69,650,568

Goodwill	494,540	494,540

Property And Equipment, Net	19,147,703	20,027,083

Construction In Progress	31,484,085	31,747,010

Land Use Rights, Net	9,259,652	9,633,302
Total Assets	$127,006,866	$131,552,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,477,503	$2,332,861
Advance from customers	2,338,602	2,133,458
Shares to be issued	-	600,000
Short term bank loans	51,927,160	40,636,305
Notes payable	59,841,709	68,553,116
Other payables	2,762,605	2,755,529
Loan from unrelated parties	261,704	268,738
Dividends payable	55,015	55,015
Total current liabilities	119,664,298	117,335,022

Amount due to related parties	5,026,626	5,157,112
Long Term Bank Loan	17,695,129	22,597,750
Warrant Liabilities	10,972	13,467
Total Liabilities	142,397,026	145,103,351

Redeemable convertible series B preferred stock, $0.001 par value;
3,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	150,000	270,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
31,518,518 and 26,342,518 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	31,518	26,342
Additional paid-in capital	19,169,670	18,551,966
Accumulated other comprehensive income	9,808,396	9,428,149
(Accumulated loss) Retained earnings	(44,549,743)	(41,827,304)
Total stockholders' equity	(15,540,160)	(13,820,847)
Total Liabilities and Stockholders' Equity	$127,006,866	$131,552,503

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	Three months ended March 31,
	2014	2013

Sales	$1,311,755	$3,060,918

Cost of Goods Sold	1,732,513	3,320,320
Gross (Loss)	(420,758)	(259,402)

Operating Expenses
Selling expenses	14,724	17,941
General and administrative	1,219,919	384,582
Depreciation and amortization	69,266	67,888
Total operating expenses	1,303,909	470,411

Operating Loss Before Other Income (Expense)	(1,724,667)	(729,813)

Other Income (Expense)
Interest expense	(1,123,916)	(862,448)
Interest income	52,170	45,304
Other expense	-	-
Other income (expense), net	71,477	321
Change in fair value of warrants	2,495	44,368
Total other expense, net	(997,773)	(772,455)

Loss Before Income Tax Expense	(2,722,440)	(1,502,268)

Income Tax Expense	-	-

Net Loss	(2,722,440)	(1,502,268)

Preferred Stock Dividends	-	(4,537)

Net Loss Available To Common Shareholders	(2,722,440)	(1,506,805)

Other Comprehensive Income
Foreign currency translation gain	380,249	146,277
Total Comprehensive Loss	$(2,342,191)	$(1,355,991)

Share Data
Basic loss per share	$(0.09)	$(0.06)

Diluted loss per share	$(0.09)	$(0.06)

Weighted average common shares outstanding, basic	30,602,251	25,103,518

Weighted average common shares outstanding, diluted	30,602,251	25,103,518

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(2,722,440)	$(1,502,268)
Adjustments to reconcile net cash (used in) operating activities
Depreciation and Amortization	486,796	655,449
Stock compensation	22,880	60,345
Change in fair value of warrants	(2,495)	(44,368)
Bad debt expenses	(39,997)	(166,601)
Changes in operating assets and liabilities
Accounts receivable	(88,006)	4,290,026
Notes receivable	-	(7,387,374)
Other receivables	(21,747)	(68,745)
Advance to suppliers	908,305	(11,300,990)
Inventory	584,583	386,948
Prepaid expenses	193,315	(530,927)
Accounts payable and accrued liabilities	198,991	(824,186)
Advance from customers	265,853	366,928
Taxes payable	57,837	99,446
Other payables	5,634	755,723
Net cash used in operating activities	(150,492)	(15,210,594)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,161)	(2,292)
Addition of construction in progress	(578,581)	(11,575,140)
Net cash used in investing activities	(579,742)	(11,577,432)

Cash flows from financing activities
Proceeds from short term loans	19,664,072	11,249,000
Repayments for short term loans	(11,470,709)	(4,821,000)
Proceeds from long term loans	-	11,249,000
Proceeds from loan from unrelated parties	-	10,992,029
Proceeds from loan from related parties	4,573	448,994
Repayments to related parties	-	(622,072)
Restrict cash	(114,707)	(160,700)
Proceeds from notes payable	24,580,090	17,677,000
Repayments to notes payable	(31,626,383)	(17,677,000)
Net cash provided by financing activities	1,036,937	28,335,251

Effect of exchange rate fluctuation	(8,868)	3,283

Net increase in cash	297,835	1,550,508

Cash and cash equivalents at beginning of period	131,545	129,746

Cash and cash equivalents at ending of period	$429,380	$1,680,254

Supplemental disclosure of cash flow information

Interest paid	$1,441,078	$1,040,625
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$22,704	$-

Issuance of common stock for acquisition	$600,000	$-

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

Acquisition in December 2013

On December 23, 2013, we acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”). Pursuant to the terms of the acquisition, we will issue an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co.. BVI Co. then becomes a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of March 31, 2014 and as of December 31, 2013, the Company managed to operate its business with a negative working capital. The Company has been able to operate with negative working capital primarily due to its ability to borrow substantial short-term and long-term bank loans and notes payables from banks with the support of the local government in lnner Mongolia.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2014, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended March 31, 2014 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

Restricted cash

Restricted cash represents amounts held by a bank as security for short-term bank notes payable and therefore is subject to withdrawal restrictions. As of March 31, 2014 and December 31, 2013, these amounts totaled $34,823,380 and $35,643,666, respectively. The restricted cash is expected to be released within the next twelve months after the bank notes have matured. Upon release the restricted cash will be used to repay the liabilities or as security for new debt.

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

Inventory

Inventory is stated at the lower of cost or market. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Impairment of inventories is recorded in cost of goods sold.

For the three months ended March 31, 2014 and 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $0 and $0, respectively. As of March 31, 2014 and December 31, 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $20,858,557 and $21,419,154, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $0 and $0 of impairment expenses for property, plant, and equipment recorded in operating expenses during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $19,214,221 and $19,730,625 were recorded as impairment for property, plant and equipment, respectively.

Construction in progress

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. The Company has capitalized interest expenses of $319,083 and $178,177 for the three months ended at March 31, 2014 and 2013, respectively.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment recorded for construction in progress during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, $5,122,824 and $5,260,506 were recorded as impairment for construction in progress, respectively.

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

The Company reviews the carrying value of land use rights for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of land use rights was deemed necessary for the three months ended March 31, 2014 and 2013, respectively.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2014 and 2013 were $380,249 and $146,277, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2014 and 2013 were $(8,868) and $3,283, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.22 RMB and 6.05 RMB to $1.00 at March 31, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2014 and 2013 were 6.10 RMB and 6.22 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2014 and 2013.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2014 and 2013, shipping and handling costs were $8,424 and $3,877, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable (recoverable), which is included in other payables, was $171,329 and $(23,055) as of March 31, 2014 and December 31, 2013, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $390 and $808 at March 31, 2014 and December 31, 2013, respectively. The Company recognized a gain of $418 from the change in fair value of these warrants for the three months ended March 31, 204.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $9,227 and $11,106 at March 31, 2014, and December 31, 2013, respectively. The Company recognized a gain of $1,879 from the change in fair value of these warrants for the three months ended March 31, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $1,355 and $1,553 at March 31, 2014 and December 31, 2013, respectively. The Company recognized a gain of $198 from the change in fair value of these warrants for the three months ended March 31, 2014.

In summary, the Company recorded a total amount of $2,495 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three months ended March 31, 2014. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2014	December 31, 2013
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	0.18%	0.18%
Expected volatility	163%	152%

	March 31, 2014	December 31, 2013
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	0.46	0.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	163%	152%

	March 31, 2014	December 31, 2013
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.73	0.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	163%	152%

	March 31, 2014	December 31, 2013
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.78	1.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	163%	152%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of March 31, 2014:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$10,972	-	-	$10,972
Notes payable	$59,841,709	-	$59,841,709	-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of March 31, 2014	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Weighted average shares of common stock outstanding (basic)	30,602,251	25,103,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	30,602,251	25,103,518
Net (loss) available to common shareholders	$(2,722,440)	$(1,506,805)
Net (loss) per shares of common stock (basic)	$(0.09)	$(0.06)
Net (loss) per shares of common stock (diluted)	$(0.09)	$(0.06)

For the three months ended March 31, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended March 31, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

For the three months ended March 31, 2014, three customers accounted for 10% or more of sales revenues, representing 36.3%, 29.5% and 14.8%, respectively of the total sales. For the three months ended March 31, 2013, three customers accounted for 10% or more of sales revenues, representing 36%, 23% and 23%, respectively of the total sales. As of March 31, 2014, there were two customers that constituted 41.7% and 11.5% of the accounts receivable. As of December 31, 2013, there were two customers that constituted 40.8% and 11.7% of the accounts receivable.

For the three months ended March 31, 2014, one supplier accounted for 10% or more of our total purchases, representing 94.1%. For the three months ended March 31, 2013, two suppliers accounted for 10% or more of our total purchases, representing 59.7% and 22.6%, respectively.

For the three months ended March 31, 2014 and 2013, the Company had insurance expense of $491 and $0 respectively. Accrual for losses is not recognized until such time as a loss has occurred.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

Three months ended March 31,
	2014	2013
Computed tax at the PRC statutory rate of 15%	$-	$-
Benefit of tax holiday	-	-
Income tax expenses per books	$-	$-

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

As of March 31, 2014 and December 31, 2013, accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Amount outstanding	$11,273,783	$11,488,063
Less: Allowance for doubtful accounts, net	(7,195,656)	(6,999,753)
Net amount	$4,078,127	$4,488,310

As of March 31, 2014 and December 31, 2013, allowance for doubtful accounts consisted of the following:

	March 31, 2014	December 31, 2013
Beginning balance	$6,999,753	$3,872,082
Provision for doubtful accounts	195,903	3,127,671
Ending balance	$7,195,656	$6,999,753

(8) Advances to Suppliers

As of March 31, 2014 and December 31, 2013, advance to suppliers consisted of the following:

	March 31, 2014	December 31, 2013
Advances for raw material	$3,081,793	$4,080,246
Advances for construction	-	-
Allowance for advances	(3,017,113)	(3,548,068)
Advances to suppliers, net	$64,680	$532,178

(9) Inventories

As of March 31, 2014 and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$6,541,290	$6,801,043
Work in process	38,932,717	40,557,526
Finished goods	1,981,840	1,962,002
Reserve for slow moving and obsolete inventory	(20,858,557)	(21,419,154)
	$26,597,290	$27,901,417

For the three months ended March 31, 2014 and 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $0 and $0, respectively. As of March 31, 2014 and December 31, 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $20,858,557 and $21,419,154, respectively.

(10) Property, plant and Equipment, net

As of March 31, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Building	$26,837,475	$27,558,762
Machinery and equipment	28,826,591	29,600,169
Motor vehicles	78,720	80,836
Impairment of property, plant and equipment	(19,214,221)	(19,730,625)
	36,528,565	37,509,142
Less: accumulated depreciation	(17,380,862)	(17,482,059)
	$19,147,703	$20,027,083

For the three months ended March 31, 2014 and 2013, depreciation expenses amounted to $363,007 and $671,458, respectively. As of March 31, 2014 and December 31, 2013, a net book value of $16,389,872 and $17,148,452 of property, plant and equipment were pledged as collateral for the Company’s short-term loans, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment $0 and $0 of impairment for property, plant, and equipment was recorded as for the three months ended March 31, 2014 and 2013, respectively. Impairment of property, plant, and equipment is recorded in operating expenses. As of March 31, 2014 and December 31, 2013, $19,214,221 and $19,730,625 were recorded as impairment for property, plant and equipment, respectively.

Construction in progress consists of two projects as follows:

	March 31, 2014	December 31, 2013	Estimated completion time	Expected capital needed to complete

Production facility	$20,983,509	$21,042,023	July 2014	$1,608,648
Land improvements	10,500,576	10,704,987	June 2014	160,865
	$31,484,085	$31,747,010		$1,769,513

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities and land improvements to the property adjacent to our plant. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Construction in progress in the amount of $0 was transferred to fixed assets during the three months ended March 31, 2014.

Production facility refers to a new manufacturing facility that the Company started building in the first quarter of 2013. We expect the facility to be completed around the end of 2014. Addition of the project during the three months ended March 31, 2014 includes construction cost and machine and equipment used in the construction.

Land improvement refers to a project to improve the green coverage of a piece of land. We expect it to be completed around the end of 2013. Addition of the project during the three months ended March 31, 2014 includes construction cost and plants used in the construction.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $0 and $0 impairment losses were recorded for construction in progress during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, $5,122,824 and $5,260,506 were recorded as impairment for construction in progress, respectively.

(11) Land Use Rights

As of March 31, 2014 and December 31, 2013, land use rights consisted of the following:

	March 31, 2014	December 31, 2013
Land Use Rights	$11,749,190	$12,064,963
Less: Accumulated amortization	(2,489,538)	(2,431,661)
	$9,259,652	$9,633,302

During the year ended December 31, 2013, the Company increased $116,974 to land use right by paying additional fee. During the three months ended March 31, 2014, the Company increased $117,516 to land use right by paying additional fee. For the three months ended March 31, 2014 and 2013, amortization expenses were $123,789 and $58,598, respectively.

Land use rights are amortized over 50 years. Future amortization of the land use rights is as follows:

Twelve-month period ended March 31,
2014	$241,663
2015	241,663
2016	241,663
2017	241,663
2018	241,663
2019 and thereafter	8,051,337
Total	$9,259,652

As of March 31, 2014 and December 31, 2013, all land use rights were pledged as collateral for short-term bank loans.

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

Issuance of Common Stock

(a) Series A Preferred Stock

As of March 31, 2014 and December 31, 2013, no shares of Series A Preferred Stock are issued or outstanding.

(b) Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the three months ended March 31, 2014, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of March 31, 2014. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of March 31, 2014.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $120,000 during the three months ended March 31, 2014.

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

As of March 31, 2014, there are total 1,229,200 shares warrants outstanding.

(d) Stock Issuances for Cash

The Company did not issue any stock for cash during the years ended December 31, 2014 and 2013.

(e) Stock Issuances to Consultants

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $0 and $24,200 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $0 and $13,975 was amortized and recognized as a general and administrative expense for the three months March 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $0 and $10,200 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over six months. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2014 and 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $12,000 was recorded for the expenses and amortized over six months. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months ended March 31, 2014 and 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

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

(g) Stock Issuances for acquisition

On January 16, 2014, the Company issued an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co. The issuance of these shares was recorded at fair market value.

(h) Shares Held in Escrow

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2014, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the three months ended March 31, 2014 and 2013, no payment was made for dividends declared.

(13) Amount Due to Related Parties

As of March 31, 2014 and December 31, 2013, the Company had related parties payable in the amount of $5,026,626 and $5,157,112, respectively.

As of March 31, 2014 and December 31, 2013, $4,493,696 and $4,614,469 are due to Mr. Dengyong Jin, who is General Manager of the Company’s China operations and chief executive officer and principal shareholder of Xingyong. These amounts are due on December 31, 2014 and are made to the Company by Mr. Jin for business operating purposes. The advances are interest free.

As of March 31, 2014 and December 31, 2013, $394,119 and $404,711 are due to Inner Mongolia Xingyong Real Estate Development Ltd. Inc., which is owned by Dong Jin, the son of Mr. Dengyong Jin. These amounts are due on December 31, 2014 and are made to the Company by Inner Mongolia Xingyong Real Estate Development Ltd. for business operating purposes. The advances are interest free.

As of March 31, 2014 and December 31, 2013, $138,811 and $137,932 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are due on December 31, 2014 and are made to the Company by Mr. Yu for business operating purposes. The advances are interest free.

(14) Loan from Unrelated Parties

Short term borrowings of were $261,704 and $268,738 as of March 31, 2014 and December 31, 2013, respectively. The borrowings are from unrelated parties, interest free, and due on demand.

(15) Bank Loans

Short-term bank loans:

As of March 31, 2014 and December 31, 2013, short-term loans in the amount of $51,927,160 and $40,636,305, respectively, consisted of the following:

	March 31, 2014	December 31, 2013

Bank loan from Credit Union, dated April, 2012, due in April 1, 2015, with an annual interest rate of 15.3% payable monthly, secured by machinery.	$4,311,177	$-

Bank loan from China Construction Bank, dated January 15, 2014, due January 15, 2015 with an annual interest rate of 6.0% plus 12% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	$8,043,240	$-

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,434,592	$6,607,529

Bank loan from China Construction Bank, dated August 6, 2013, due August 5, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated August 22, 2013, due August 21, 2014 with an annual interest rate of 6.0%plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated March 20, 2014, due March 20, 2015 with an annual interest rate of 6% plus 10% floating rate, payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated September 10, 2013, due September 9, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,825,944	4,955,647

Bank loan from China Construction Bank, dated January 10, 2014, due January 10, 2015 with an annual interest rate of 6% plus 10% floating rate, payable monthly, secured by property, equipment, building and land use rights.	4,825,944	4,955,647

Bank loan from China Construction Bank, dated September 17, 2013, due September 16, 2014, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,182,485	4,294,894
	$51,927,160	$40,636,305

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights. Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.  As of March 31, 2014, the unpaid principal balance drawn from the secured line of credit was $65.3 million, including $47.6 million of short-term bank loans as disclosed above and $17.7 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of March 31, 2014, all land use rights and certain property, plant and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,123,916 and $862,448 for the three months ended March 31, 2014 and 2013, respectively.

The weighted average interest rates for these short-term loans were 7.57% and 6.79% as of March 31, 2014 and December 31, 2013, respectively.

Capitalized interest were $319,083 and $178,177 for the three months ended March 31, 2014 and 2013, respectively.

Long term bank loans:

	March 31, 2014	December 31, 2013

Bank loan from China Construction Bank, dated January 22, 2013, due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,260,537	$11,563,176

Bank loan from China Construction Bank, dated July 2, 2013, due in July 1, 2016, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by machinery.	6,434,592	6,607,529

Bank loan from Credit Union, dated April, 2012, due in April 2015, with an annual interest rate of 15.3% payable monthly, secured by machinery.	-	4,427,045
	$17,695,129	$22,597,750

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

As of March 31, 2014 and December 31, 2013, notes payable consisted of the following:

March 31, 2014

Notes payable from China Everbright Bank Co., Ltd, dated January 14, 2014, due July 13, 2014, and restricted cash required 50% of loan amount	$6,434,592

Notes payable from China Everbright Bank Co., Ltd, dated January 27, 2014, due July 26, 2014, and restricted cash required 50% of loan amount	6,434,592

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May 13, 2014, and restricted cash required 50% of loan amount. This note payable is paid in full on May 13, 2014.	9,651,889

Notes payable from China Construction Bank, dated March 11, 2014, due September 10, 2014, and restricted cash required 50% of loan amount	4,825,944

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,364,970

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,021,620

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,021,620

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,651,889

Notes payable from Bank of Inner Mongolia, dated Febuary 18, 2014, due August 17, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,434,592
$66,758,896

December 31, 2013

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2013, due January 30, 2014, and restricted cash required 50% of loan amount, paid back on January 30, 2014.	$6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated July 22, 2013, due January 22, 2014, and restricted cash required 50% of loan amount, paid back on January 22, 2014.	6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May13, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from China Construction Bank, dated November 26, 2013, due May 26, 2014, and restricted cash required 50% of loan amount	7,103,094

Notes payable from China Construction Bank, dated September 03, 2013, due March 03, 2014, and restricted cash required 50% of loan amount, paid back on March 3, 2014.	4,955,647

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,589,788

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,129,706

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,129,706

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from Bank of Inner Mongolia, dated August 16, 2013, due February 16, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,607,529
$68,553,116

The banks that issue notes payable to us charge a service fee in an amount 0.05% of the total outstanding notes payable amount for all the banks and additional 2.5% of the total outstanding notes payable amount minus security deposit. The service fee is recorded in general and administrative expense.

(17) Other Payable

Other payable amounted $2,762,605 and $2,755,529 as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, other payable mainly included amounts payables to the local bureau of finance of $1,013,770 for VAT. For the year ended December 31, 2013, other payable mainly included amounts payables to the local bureau of finance of $1,037,382 for VAT.

(18) Subsequent events

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated events and transactions for potential recognition or disclosure through the reporting date, the date the consolidated financial statements were available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Overview

We are engaged in the manufacture of graphite-based products in the PRC.    Our products are used in the manufacturing process of other products, particularly non-ferrous metals and steel, and are incorporated in various types of products or processes, such as atomic reactors.    We currently manufacture and sell primarily the following types of graphite products:

●	graphite electrodes;

●	fine grain graphite;

●	high purity graphite；

●	graphite oxide; and

●	graphite bipolar plates.

We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

Based on information we receive about our industry in the course of our business, we believe that we are the largest wholesale supplier of fine grain graphite and high purity graphite in China and one of China’s largest producers and suppliers of graphite products overall.    Historically approximately 40% of our products are sold directly to end users in China, primarily consisting of steel manufacturers.    All other sales are made to over 200 distributors located throughout 22 provinces in China. Our distributors then sell our products to end users both in China and in foreign countries, including, among others, Japan, the United States, Spain, England, South Korea and India. In 2013, our revenues and profits decreased substantially from 2012 due to a decrease in demand for our products, which resulted from  the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.      We are experiencing competitive market conditions. This trend continues in 2014. Refer to discussion in greater detail below under the heading “Results of Operations.”

As of and for the period ended March 31, 2014, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended March 31, 2014 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

During the three months ended March 31, 2014, we had sales of $1,311,755, compared to sales of $3,060,918 for the three months ended March 31, 2013, a decrease of $1,749,163, or approximately 57.1%. The decrease of sales is caused by the struggling steel and real estate industries.  Consequently, demand for graphite decreased.

Our gross margin for the three months ended March 31, 2014 was a gross loss of (32.1)%, compared to gross loss of (8.5)% for the three months ended March 31, 2013.  Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, depreciation, and impairment of inventory.    Sales of our products decreased significantly during the three months ended March 31, 2014 due to continued decrease of demand caused by struggling of steel industry. The decrease of the gross margin is because of the change of the product mix. In the three months ended March 31, 2014, the Company sold a higher percentage of lower margin products, compared to the same period of 2013.

Our cash increased and our accounts receivables decreased as of March 31, 2014 compared to the December 31, 2013, while collectability of our receivables remained highly probable. We believe that our allowance for doubtful accounts as of March 31, 2014 was adequate. The decrease of accounts receivable is caused by decreased sales in the three months ended March 31, 2014 compared to the same period 2013.

The current budgeted investment for the construction of our new facility and for the land improvement are approximately $1.61 million and $0.16 million as of March 31, 2014, respectively. Approximately  $29.0 million had been spent on these construction projects as of March 31, 2014. The purpose of our expansion is to well position the Company for long term development.

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

At March 31, 2014, we had short-term bank loans of approximately $51.9 million.    These bank loans, which are secured by liens on our fixed assets and land use rights, are due between June 2014 and March 2015, including approximately $47.6 million owed to the Construction Bank of China. We have used the proceeds of these short-term loans for raw material purchase and other operating purpose. During the year ended December 31, 2013 and the first quarter of 2014, pursuant to a secured line of credit obtained from China Construction Bank in January 2012, the Company rolled over all of its short-term bank loans from the China Construction Bank.    In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.    Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.    As of March 31, 2014, the unpaid principal balance drawn from the secured line of credit was $65.3 million, including $47.6 million of short-term bank loans as disclosed above and $17.7 million of long-term bank loans as disclosed below.      We have used the proceeds of these long-term loans for raw material purchase and other operating purpose. Historically, we have rolled over our short-term loans when they became due. However, we cannot assure investors that our lenders, including the Construction Bank of China, will not demand repayment when these loans mature. If our lenders demand repayment when due, we may be unable to obtain the necessary funds to pay off these loans, which could result in the imposition of penalties, including a 50% increase in interest rates and a request from the banks for additional security for the loans. At March 31, 2014, our cash reserves, including restricted cash,  were $35.3 million  and are insufficient to pay off all of our loans when due.

We purchase all of our raw materials from domestic Chinese suppliers. Because we do not have any long-term contracts with our suppliers, any increase in the prices of our raw materials would affect the price at which we can sell our products. If we are unable to pass on increased costs to our customers, we may be unable to maintain our profit margins. Raw material prices decreased in 2013. During the first quarter of 2014，raw material prices decreased slightly. Average selling prices of our products decreased during the three months ended March 31, 2014 compared with average prices in the same period in 2013. As of March 31, 2014 and December 31, 2013, advances to suppliers amounted to $64,680 and $532,178, respectively. The decrease of advances to suppliers is mainly due to some advanced to suppliers were received during the three months ended March 31, 2014.

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

Results of Operations

Three months ended March 31, 2014 and 2013

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales (dollars in thousands):

	Three months ended March 31,
	2014		2013
Sales	$1,312	100.0%	$3,061	100.0%
Cost of goods sold	1,733	132.1%	3,320	108.5%
Gross loss	(421)	(32.1)%	(259)	(8.5)%
Operating expenses
Selling expenses	15	1.1%	18	0.6%
General and administrative	1,220	93.0%	385	12.6%
Depreciation and amortization	69	5.3%	68	2.2%
Loss from operations	(1,725)	(131.5)%	(730)	(23.8)%
Other income	71	5.4%	0.3	0.01%
Other expense	-	0.0%	-	-%
Change in fair value of warrants	2	0.2%	44	1.4%
Interest Income	52	4.0%	-	-%
Interest expense	(1,124)	(85.7)%	(817)	(26.7)%
Net loss	(2,722)	(207.5)%	(1,502)	(49.1)%
Preferred Stock Dividend	-	-%	(5)	(0.1)%
Net loss available to common shareholders	$(2,722)	(207.5)%	$(1,507)	(49.2)%

Sales.

During the three months ended March 31, 2014, we had sales of $1,311,755, compared to sales of $3,060,918 for the three months ended March 31, 2013, a decrease of $1,749,163, or approximately 57.1%. Sales decrease was mainly because the graphite industry experienced low demand during the three months ended March 31, 2014 as a result of the struggles of steel companies in China relating to severe oversupply. In particular, the market for fine grain graphite and high purity graphite products has experienced extremely low demand.

The breakdown of revenues for each of graphite electrodes, fine grain graphite and high purity graphite, during the three months ended March 31, 2014 and 2013, respectively, was as follows:

	March 31, 2014 Sales	% of Total Sales	March 31, 2013 Sales	% of Total Sales
Graphite Electrodes	$712,832	54.3%	$80,960	2.6%
Fine Grain Graphite	398,925	30.4%	1,394,956	45.6%
High Purity Graphite	195,142	14.9%	1,491,521	48.7%
Others (1)	4,856	0.4%	93,481	3.1%
Total	$1,311,755	100.0%	$3,060,918	100.0%

(1) “Other” sales represent revenue generated by sales of semi-processed products and other types of products.

Cost of goods sold; gross margin.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities, and impairment of inventory. During the three months ended March 31, 2014, our cost of goods sold was $1,732,513, compared to $3,320,320 for the cost of goods sold for the three months ended March 31, 2013, a decrease of $1,587,807 or approximately 47.8%.  The decrease in the cost of sales was mainly due to decrease in sales volume.

Our gross margin decreased from (8.5)% for the three months ended March 31, 2013 to (32.1)% for the three months ended March 31, 2014. Our sales did not offset the costs we incurred during this period for raw materials, utilities, labor, depreciation, and inventory impairment cost. Sales of our higher margin products decreased significantly during the three months ended March 31, 2014 due to decreased demand and strong competition. The decrease of the gross margin is because of the change of the product mix. In the three months ended March 31, 2014, the Company sold a higher percentage of lower margin products, compared to the same period of 2013.

Operating expenses.

Operating expenses totaled $1,303,909 for the three months ended March 31, 2014, compared to $470,411 for the three months ended March 31, 2013, an increase of $833,498, or approximately 177.2%.

Selling, general and administrative expenses

Selling expenses decreased from $17,941 for the three months ended March 31, 2013 to $14,724 for the three months ended March 31, 2014, a decrease of $3,217, or 17.9%. The decrease was mainly due to decreased sales commission and lower shipping and handling expenses during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, which resulted from lower sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $1,219,919 for the three months ended March 31, 2014, compared to $384,582 for the three months ended March 31, 2013, an increase of $835,337, or 217.2%.  The increase in general and administrative expenses was mainly due to increased discount charge from banks, offset by decreased allowances for advance to suppliers.

Depreciation and amortization expenses

Depreciation and amortization expenses totaled $486,796 for the three months ended March 31, 2014, compared to $655,449 for the three months ended March 31, 2013, a decrease of $168,653, or approximately 25.7%. For the three months ended March 31, 2014, depreciation and amortization was allocated between costs of goods sold and general and administrative expenses in the amounts of $417,530 and $69,266, respectively.    For the three months ended March 31, 2013, depreciation and amortization was allocated between costs of goods sold and general and administrative expenses in the amounts $587,561 and $67,888, respectively. The decrease in depreciation and amortization expenses is because property and equipment decreased due to impairment reserved during the three months ended December 31, 2013.

Income (Loss) from operations.

As a result of the factors described above, operating loss was $(1,724,667) for the three months ended March 31, 2014, compared to operating loss of $(729,813) for the three months ended March 31, 2013, a decrease of approximately $994,854, or 136.3%.

Other income and expenses.

Our interest expense was $1,123,916 for the three months ended March 31, 2014, compared to $862,448 for the three months ended March 31, 2013, reflecting increased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $2,495 for the three months ended March 31, 2014, compared to $44,368 for the three months ended March 31, 2013.

Income tax.

During the three months ended March 31, 2014 and 2013, we benefited from a 100% tax holiday from the PRC enterprise tax. As a result, we had no income tax due for these periods. The enterprise income tax at the statutory rates would have been approximately $0 and $0, respectively, for the three months ended March 31, 2014 and 2013 without consideration of adjustments on taxable income. The tax holiday is from 2008 through 2017.

Net income (loss).

As a result of the factors described above, our net loss for the three months ended March 31, 2014 was $(2,722,440), compared to net loss of $1,502,268 for the three months ended March 31, 2013, an increase of $1,220,172, or 81.2%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2014 was $380,249, compared to $146,277 for the three months ended March 31, 2013, an increase of $233,972, or 160.0%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(2,722,440), or $(0.09) per share (basic and diluted), for the three months ended March 31, 2014, compared to net loss of $(1,506,805), or $(0.06) per share (basic and diluted), for the three months ended March 31, 2013.

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

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing have been cash generated from  short-term and long-term loans from banks in China, loans from unrelated parties and loans from related parties. Currently and for the last two fiscal years, the Company has managed to operate the business with a low or negative net working capital. The Company’s low working capital is primarily due to substantial short-term loans from banks and  borrowing from related parties. The Company is able to operate with a low or negative net working capital because of its ability to borrow substantial short-term and long-term bank loans and notes payable from banks with local governmental support in Inner Mongolia. For example, the local Chinese government and the Company agreed on terms for the land use rights of 387,838 square meters of land located adjacent to the Company’s facilities, as described below under the heading “Summary of Significant Accounting Policies—Land Use Rights.”

We are currently undergoing new construction, including new buildings and equipment, in connection with the manufacturing of graphite products.  Although the current market for our products is extremely weak, we expect the market to improve in the long run.     The current budgeted investment for the construction of our new production facility was approximately $22.7 million in the aggregate. Approximately $21.0 million had been spent as of March 31, 2014. We have used proceeds from a long-term loan to fund this construction.

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

At March 31, 2014, we had short-term loans in the aggregate amount of $51,927,160 outstanding, as described below.

	March 31, 2014	December 31, 2013

Bank loan from Credit Union, dated April, 2012, due in April 1, 2015, with an annual interest rate of 15.3% payable monthly, secured by machinery.	$4,311,177	$-

Bank loan from China Construction Bank, dated January 15, 2014, due January 15, 2015 with an annual interest rate of 6.0% plus 12% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	$8,043,240	$-

Bank loan from China Construction Bank, dated June 8, 2013, due June 8, 2014 with an annual interest rate of 6.6% payable monthly, secured by property, equipment, building and land use rights	$6,434,592	$6,607,529

Bank loan from China Construction Bank, dated August 6, 2013, due August 5, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated August 22, 2013, due August 21, 2014 with an annual interest rate of 6.0%plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated March 20, 2014, due March 20, 2015 with an annual interest rate of 6% plus 10% floating rate, payable monthly, secured by property, equipment, building and land use rights.	6,434,592	6,607,529

Bank loan from China Construction Bank, dated September 10, 2013, due September 9, 2014 with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,825,944	4,955,647

Bank loan from China Construction Bank, dated January 10, 2014, due January 10, 2015 with an annual interest rate of 6% plus 10% floating rate, payable monthly, secured by property, equipment, building and land use rights.	4,825,944	4,955,647

Bank loan from China Construction Bank, dated September 17, 2013, due September 16, 2014, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by property, equipment, building and land use rights.	4,182,485	4,294,894
	$51,927,160	$40,636,305

In January 2012, the Company entered into a secured line of credit agreement with China Construction Bank for borrowings up to $71 million (or RMB 430 million) between January 10, 2012 and August 4, 2015, which is secured by liens on our fixed assets and land use rights.  Under the secured line of credit, the Company is entitled to draw funds through sub-agreements of bank loans, foreign currency loans, bank acceptance notes, letter of credit, or bank guarantee letter.    As of March 31, 2014, the unpaid principal balance drawn from the secured line of credit was $65.3 million, including $47.6 million of short-term bank loans as disclosed above and $17.7 million of long-term bank loans as disclosed below.

Each of these loans is renewable at the lender’s discretion. As of March 31, 2014, all land use rights and certain property, plant and equipment were pledged as collateral for our short-term bank loans.

Interest expenses were $1,123,916 and $862,448 for the three months ended March 31, 2014 and 2013, respectively.

The weighted average interest rates for these short-term loans were 7.57% and 6.79% as of March 31, 2014 and December 31, 2013, respectively.

Capitalized interest were $319,083 and $178,177 for the three months ended March 31, 2014 and 2013, respectively.

Long term bank loans:

	March 31, 2014	December 31, 2013

Bank loan from China Construction Bank, dated January 22, 2013, due in January 21, 2016, with an annual interest rate of 6.15%, payable monthly, secured by machinery.	$11,260,537	$11,563,176

Bank loan from China Construction Bank, dated July 2, 2013, due in July 1, 2016, with an annual interest rate of 6.0% plus 10% floating rate and interest payable monthly, secured by machinery.	6,434,592	6,607,529

Bank loan from Credit Union, dated April, 2012, due in April 2015, with an annual interest rate of 15.3% payable monthly, secured by machinery.	-	4,427,045
	$17,695,129	$22,597,750

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

As of March 31, 2014 and December 31, 2013, notes payable consisted of the following:

March 31, 2014

Notes payable from China Everbright Bank Co., Ltd, dated January 14, 2014, due July 13, 2014, and restricted cash required 50% of loan amount	$6,434,592

Notes payable from China Everbright Bank Co., Ltd, dated January 27, 2014, due July 26, 2014, and restricted cash required 50% of loan amount	6,434,592

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May 13, 2014, and restricted cash required 50% of loan amount	9,651,889

Notes payable from China Construction Bank, dated March 11, 2014, due September 10, 2014, and restricted cash required 50% of loan amount	4,825,944

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,364,970

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,021,620

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,021,620

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,651,889

Notes payable from Bank of Inner Mongolia, dated Febuary 18, 2014, due August 17, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,434,592
$66,758,896

December 31, 2013

Notes payable from China Everbright Bank Co., Ltd, dated July 30, 2013, due January 30, 2014, and restricted cash required 50% of loan amount, paid back on January 30, 2014.	$6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated July 22, 2013, due January 22, 2014, and restricted cash required 50% of loan amount, paid back on January 22, 2014.	6,607,529

Notes payable from China Everbright Bank Co., Ltd, dated November 14, 2013, due May13, 2014, and restricted cash required 50% of loan amount. This note payable is paid in full on May 13, 2014.	9,911,294

Notes payable from China Construction Bank, dated November 26, 2013, due May 26, 2014, and restricted cash required 50% of loan amount	7,103,094

Notes payable from China Construction Bank, dated September 03, 2013, due March 03, 2014, and restricted cash required 50% of loan amount, paid back on March 3, 2014.	4,955,647

Notes payable from Huaxia Bank, dated December 03, 2013, due June 03, 2014, and restricted cash required 60% of loan amount	8,589,788

Notes payable from Huaxia Bank, dated December 11, 2013, due June 11, 2014, and restricted cash required 0% of loan amount	4,129,706

Notes payable from Huaxia Bank, dated December 17, 2013, due June 17, 2014, and restricted cash required 60% of loan amount	4,129,706

Notes payable from Credit Union, dated December 27, 2013, due June 27, 2014, and restricted cash required 50% of loan amount	9,911,294

Notes payable from Bank of Inner Mongolia, dated August 16, 2013, due February 16, 2014, and restricted cash required 50% of loan amount, paid back on February 16, 2014.	6,607,529
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

At March 31, 2014, cash and cash equivalents were $429,380, compared to $131,545 at December 31, 2013, an increase of $297,835. Restricted cash decreased to $34,823,380 as of March 31, 2014 from $35,643,666 as of December 31, 2013, which was restricted as a requirement by our lenders.  Our working capital deficit increased by $5,358,958 to a deficit of $53,043,412 at March 31, 2014 from  a deficit of $47,684,454 at December 31, 2013.

As of March 31, 2014, accounts receivable, net of allowance,  was $4,078,127, compared to $4,488,310 at December 31, 2013, a decrease of $410,183, or 9.14%. The decrease was mainly due to decreased sales during the three and three months ended March 31, 2014. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of March 31, 2014.

As of March 31, 2014, inventories were $26,597,290, compared to $27,904,417 at December 31, 2013, a decrease of $1,304,127, or 4.67%. As of March 31, 2014 and December 31, 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $20,858,557 and $21,419,154, respectively.

As of March 31, 2014, prepaid expenses were $326,460, compared to $528,464 at December 31, 2013, a decrease of $202,004, or 38.22%. The decrease in prepaid expenses is attributable to amortization of prepaid services.

Advances to suppliers decreased from $532,178 at December 31, 2013 to $64,680 at March 31, 2014, a decrease of $467,498. The decrease of advances to suppliers is mainly due to some advanced to suppliers were received during the three months ended March 31, 2014. $3,017,113 and $3,548,068 of allowance for doubtful accounts for the balance of advances to suppliers were reserved as of March 31, 2014 and December 31, 2013, respectively.

Notes payable reflect our obligations to bank lenders who have guaranteed our future payment obligations as requested by certain of our suppliers.  Notes payable decreased from $68,553,116 to $59,841,709 from December 31, 2013 to March 31, 2014. The decrease is due to the Company needed less fund to secure its inventory due to decreased sales. The notes payable were secured by $34,823,380 of restricted cash at March 31, 2014. Restricted cash represents amounts held by a bank as security for bank acceptance notes and is subject to withdrawal restrictions.

Three months ended March 31, 2014 Compared to Three months ended March 31, 2013

The following table sets forth information about our net cash flow for the nine months indicated:

Cash Flows Data:

	For Three months ended March 31
	2014	2013
Net cash flows used in operating activities	$(150,492)	$(15,210,594)
Net cash flows used in investing activities	$(579,742)	$(11,577,432)
Net cash flows provided by financing activities	$1,036,937	$28,335,251

Net cash flow used in operating activities was $150,492 for the three months ended March 31, 2014, compared to $15,210,594 used in operating activities for the three months ended March 31, 2013, a decrease of $15,060,102, or 99.0%. The decrease in net cash flow used in operating activities was mainly due to less payments made for advance to suppliers of $12.2 million, less increase of notes receivable of $7.4 million, less payments of accounts payable and accrued liabilities of $1.0 million, which was offset by increased net loss of $1.2 million, less decrease in accounts receivable of $4.4 million, and less money received from other payable of $0.75 million.

Net cash flow used in investing activities was $579,742 for the three months ended March 31, 2014, compared to $11,577,432 for the three months ended March 31, 2013, a decrease of $10,997,690, or 95.0%. $1,161 was spent on acquisition of property, plant and equipment and $0.58 million was spent construction in progress during the three months ended March 31, 2014. Approximately $11.6 million was spent for construction in progress for our new construction during the three months ended March 31, 2013.

Net cash flow provided by financing activities was $1,036,937 for the three months ended March 31, 2014, compared to $28,335,251 for the three months ended March 31, 2013, a decrease of $27,298,314 or 96.3%. The decrease in net cash flow provided by financing activities was mainly due to decrease in proceeds from long-term loans of $11.2 million, and decrease in proceeds of loans to unrelated parties of $11.0 million. The Company borrowed $19.7 million in short-term bank loans and repaid $11.5 million during the three months ended March 31, 2014, while the Company borrowed $11.2 million in short-term bank loans and repaid $4.8 million for the three months ended March 31, 2013. The Company borrowed $24.9 million in notes payable and repaid $31.6 million during the three months ended March 31, 2014, while the Company borrowed $17.7 million in notes payable and repaid $17.7 million for the three months ended March 31, 2013.

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

For the three months ended March 31, 2014, three customers accounted for 10% or more of sales revenues, representing 36.3%, 29.5% and 14.8%, respectively of the total sales. For the three months ended March 31, 2013, three customers accounted for 10% or more of sales revenues, representing 36%, 23% and 23%, respectively of the total sales. As of March 31, 2014, there were two customers that constituted 41.7% and 11.5% of the accounts receivable. As of December 31, 2013, there were two customers that constituted 40.8% and 11.7% of the accounts receivable.

For the three months ended March 31, 2014, one supplier accounted for 10% or more of our total purchases, representing 94.1%. For the three months ended March 31, 2013, two suppliers accounted for 10% or more of our total purchases, representing 59.7% and 22.6%, respectively.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2014 and 2013.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $7,195,656 as of March 31, 2014. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three months ended March 31, 2014 and 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $0 and $0, respectively. As of March 31, 2014 and December 31, 2013, the Company has provision for inventory in regards to slow moving or obsolete items of $20,858,557 and $21,419,154, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, $0 and $0 of impairment expenses for property, plant, and equipment recorded in operating expenses during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $19,214,221 and $19,730,625 were recorded as impairment for property, plant and equipment, respectively.

The Company reviews the carrying value of construction in progress for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, $0 and $0 impairment losses were recorded for construction in progress during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, $5,122,824 and $5,260,506 were recorded as impairment for construction in progress, respectively.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2014 and 2013 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of March 31, 2014:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$10,972	-	-	$10,972
Notes payable	$59,841,709	-	$59,841,709	-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31 ,	Fair Value Measurement at December 31 , 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467
Notes payable	$68,553,116	-	$68,553,116	-

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the three months ended March 31, 2014 and 2013.

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

Stock compensation expenses of $0 and $48,375 of were amortized and recognized as general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management  deems necessary.

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

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $120,000 during the three months ended March 31, 2014.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 15, 2014	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer