Form 10-Q
period 2014-06-30
China Carbon Graphite Group, Inc.
filed 2014-08-19
CIK 1284450

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

China Carbon Graphite Group, Inc.

20955 Pathfinder Road, Suite 200

Diamond Bar, CA 91765

(Address of principal executive offices)

(909) 843-6518

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,518,518 shares of common stock are issued and outstanding as of August 18, 2014.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2014

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,165	$31,848
Accounts receivable, net	32,391	-
Advance to suppliers	55,330	10,995
Inventories	9,354	450
Prepaid expenses	10,853	203,908
Shares to be canceled	-	230,000
Other receivables, net	15,352	158,470
Due from related parties	1,611,967	-
Current assets of discontinued operations	-	69,014,897
Total current assets	1,739,412	69,650,568

Goodwill	494,540	494,540

Property And Equipment, Net	43,817	48,949

Noncurrent assets of discontinued operations	-	61,358,446
Total Assets	$2,277,769	$131,552,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$370,454	$459,485
Advance from customers	62,595	-
Shares to be issued	-	600,000
Other payables	999,649	499,918
Due to related parties	279,787	137,932
Dividends payable	55,015	55,015
Current liabilities of discontinued operations	-	115,582,672
Total current liabilities	1,767,500	117,335,022

Amount due to related parties	-	137,932
Warrant Liabilities	269	13,467
Non current liabilities of discontinued operations	-	27,616,930
Total Liabilities	1,767,769	145,103,351

Redeemable convertible series B preferred stock, $0.001 par value;
3,000,000 shares authorized; 300,000 and 300,000 shares issued
and outstanding at June 30, 2014 and December 31, 2013, respectively.	40,000	270,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
31,518,518 and 26,342,518 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	31,518	26,342
Additional paid-in capital	48,209,175	18,551,966
Accumulated other comprehensive income	138,110	9,428,148
(Accumulated loss) Retained earnings	(47,908,803)	(41,827,304)
Total stockholders' equity	470,000	(13,820,848)
Total Liabilities and Stockholders' Equity	$2,277,769	$131,552,503

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six months ended June 30, 2014 and 2013

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$64,637	$—	$65,571	$—

Cost of Goods Sold	39,750	—	39,750	—
Gross Profit	24,887	—	25,821	—

Operating Expenses
Selling expenses	12,463	—	13,857	—
General and administrative	605,228	433,814	794,288	652,918
Total operating expenses	617,691	433,814	808,145	652,918

Loss from continuing operations before other income (expense) and income taxes	(592,804)	(433,814)	(782,324)	(652,918)

Other Income (Expense)
Interest expense	(1,456)	—	(1,475)	—
Interest income	(11)	—	95	—
Other income (expense), net	(426)	(70)	311	(70)
Change in fair value of warrants	10,703	101,340	13,198	145,708
Total other income (expense), net	8,810	101,270	12,129	145,638

Loss from continuing operations before income taxes	(583,994)	(332,544)	(770,195)	(507,280)

Income Tax Expense	—	—	—	—

Net loss from continuing operations	(583,994)	(332,544)	(770,195)	(507,280)
Discontinued operations, net of income taxes	(2,775,064)	(9,111,459)	(5,311,304)	(10,438,991)
Net loss	(3,359,058)	(9,444,003)	(6,081,499)	(10,946,271)

Preferred Stock Dividends	—	(4,488)	—	(9,025)

Net Loss Available To Common Shareholders	(3,359,058)	(9,448,491)	(6,081,499)	(10,955,296)

Other Comprehensive Income
Foreign currency translation gain	(44,858)	492,402	335,391	638,679
Total Comprehensive Loss	$(3,403,916)	$(8,956,089)	$(5,746,108)	$(10,316,617)

Share Data
Basic and diluted loss per share
Continued operations	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Discontinued operations	(0.09)	(0.35)	(0.17)	(0.41)
Net loss attributable to Common Shareholders	$(0.11)	$(0.36)	$(0.19)	$(0.43)

Weighted average common shares outstanding, basic	31,518,518	25,810,980	31,062,916	25,459,203

Weighted average common shares outstanding, diluted	31,518,518	25,810,980	31,062,916	25,459,203

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(6,081,499)	$(10,955,296)
Net Loss from discontinued operations	$5,311,304	$10,438,991
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	4,415	—
Stock compensation	—	317,450
Preferred stock dividends accrued	—	9,025
Change in fair value of warrants	(13,198)	(145,708)
Changes in operating assets and liabilities
Accounts receivable	(32,575)	—
Other receivables	421,476	—
Advance to suppliers	(44,855)	—
Inventory	(8,965)	—
Prepaid expenses	(3,212)	32,251
Accounts payable and accrued liabilities	141,133	100,815
Advance from customers	62,954	—
Taxes payable	(1,161)	—
Other payables	352,520	201,552
Net cash provided by (used in) operating activities – continuing operations	108,337	(920)
Net cash provided by (used in) operating activities – discontinued operations	3,333,225	(5,225,867)
Net cash provided by (used in) operating activities	3,441,562	(5,226,787)

Cash flows from investing activities
Acquisition of property, plant and equipment	(443)	—
Net cash used in investing activities – continuing operations	(443)	—
Net cash used in investing activities – discontinued operations	(891,025)	(16,979,018)
Net cash used in investing activities	(891,468)	(16,979,018)

Cash flows from financing activities
Proceeds from loan from related parties	(135,370)	—
Net cash used in financing activities – continuing operations	(135,370)	—
Net cash (used in) provided by financing activities – discontinued operations	(2,439,859)	22,428,371
Net cash provided by (used in) financing activities	(2,575,229)	22,428,371

Effect of exchange rate fluctuation	(2,548)	3,790

Net increase (decrease) in cash	(27,683)	226,356

Cash and cash equivalents at beginning of period	31,848	129,746

Cash and cash equivalents at ending of period	$4,165	$356,102

Supplemental disclosure of cash flow information

Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash activities:

Issuance of common stock for compensation	$22,880	$317,450

Issuance of common stock for acquisition	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(1) Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the manufacture and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China (“China” or the “PRC”). We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

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

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise organized under the laws of the PRC. Yongle was a party to a series of contractual agreements with XingheXingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. These agreements allowed the Company to operate its business in the PRC and to control the management of Xingyong and receive economic remuneration from Xingyong’s business. Xingyong’s principal stockholder is Mr. Denyong Jin, the General Manager of Xingyong. As a result, Xingyong was a variable interest entity and the operations of Xingyong were consolidated with those of the Company for financial reporting purposes before Xingyong was sold on June 30, 2014.

Accounting Standard Codification (“ASC”) 810-10-45-25 calls for balance sheet disclosure of (a) assets of a consolidated variable interest entity (VIE) that can be used only to settle obligations of the consolidated VIE, and (b) liabilities of a consolidated VIE for which creditors (or beneficial interest owners) do not have recourse to the general credit of the primary beneficiary. The majority operating business of the Company was conducted by Xingyong and the consolidated balance sheet of the Company reflected Xingyong’s balance sheet before Xingyong was disposed on June 30, 2014. There are no such assets or liabilities on the balance sheet of Xingyong. The Operating Agreement dated December 7, 2007 provides that Yongle is a full-recourse guarantor of all obligations of Xingyong, and Xingyong has pledged all of its assets to Yongle. The Consulting Agreement of that date includes an assignment of all of the revenues of Xingyong to Yongle. Yongle was 100% owned by Talent and Talent is 100% owned by the Company. Accordingly, there are no assets or liabilities of Xingyong that in which the Company did not own before Xingyong was disposed on June 30, 2014.

Talent was party to four agreements dated December 7, 2007 with the owners of the registered equity of Xingyong.  The agreements transfer to Talent benefits and all of the risk arising from the operations of Xingyong, as well as complete managerial authority over the operations of Xingyong.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,611,967 (RMB 10 million), including $601,264 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,703 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. As of August 19, 2014, we have received approximately $475,000 (RMB2.85 million) from the purchasers.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See Note 14 — Discontinued Operations for additional information.

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Talent and Yongle.

Acquisition in December 2013

On December 23, 2013, the Company acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”). Pursuant to the terms of the acquisition, we issued an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co. The shares were issued on January 16, 2014. BVI Co. then became a wholly owned subsidiary of the Company.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of June 30, 2014 and as of December 31, 2013, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2014, the Company has incurred significant operating losses, working capital deficit, and negative net cash flows from operating activities. While the Company’s sales revenue declined significantly for the period ended June 30, 2014 as compared to the same period prior year, the demand for the Company’s products remains highly uncertain. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with other companies in the graphite industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements. The results of the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with maturity periods of six months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in bank accounts in the PRC and is not protected by FDIC insurance or any other similar insurance. The Company’s bank account in the United States is protected by FDIC insurance.

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

For the six months ended June 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2014 and 2013.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2014 and 2013 were $(44,858) and $492,402, respectively. Translation adjustments for the six months ended June 30, 2014 and 2013 were $335,391 and $638,679, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2014 and 2013 were $(2,548) and $3,790, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.20 RMB and 6.05 RMB to $1.00 at June 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2014 and 2013 were 6.17 RMB and 6.19 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2014 and 2013.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2014 and 2013, shipping and handling costs were $8,994 and $0, respectively. For the six months ended June 30, 2014 and 2013, shipping and handling costs were $8,994 and $0, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $10,853 and is included in other payable of $11,780 as of June 30, 2014 and December 31, 2013, respectively.

Contingent liabilities and contingent assets

A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that the Company will incur a liability or obligations as a result. A contingent liability, which might occur but is not probable, is not recorded but is disclosed in the notes to the financial statements. The Company will recognize a liability or obligation when it is probable that the Company will incur such liability or obligation.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $0 and $808 at June 30, 2014 and December 31, 2013, respectively. The Company recognized a gain of $418 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $390 from the change in fair value of these warrants for the three months ended June 30, 2014.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $222 and $11,106 at June 30, 2014, and December 31, 2013, respectively. The Company recognized a gain of $1,879 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $9,005 from the change in fair value of these warrants for the three months ended June 30, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $46 and $1,553 at June 30, 2014 and December 31, 2013, respectively. The Company recognized a gain of $198 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $1,308 from the change in fair value of these warrants for the three months ended June 30, 2014.

In summary, the Company recorded a total amount of $10,703 and $13,198 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three and six months ended June 30, 2014. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2014	December 31, 2013
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	0.18%	0.18%
Expected volatility	174%	152%

	June 30, 2014	December 31, 2013
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	0.21	0.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	174%	152%

	June 30, 2014	December 31, 2013
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.48	0.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	174%	152%

	June 30, 2014	December 31, 2013
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.53	1.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	174%	152%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of June 30, 2014:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$269	-	-	$269

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of June 30, 2014	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Weighted average shares of common stock outstanding (basic)	31,062,916	25,459,203
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	31,062,916	25,459,203
Net (loss) available to common shareholders	$(6,081,499)	$(10,955,296)
Net (loss) per shares of common stock (basic)	$(0.19)	$(0.43)
Net (loss) per shares of common stock (diluted)	$(0.19)	$(0.43)

For the six months ended June 30, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the six months ended June 30, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Weighted average shares of common stock outstanding (basic)	31,518,518	25,810,980
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	31,518,518	25,810,980
Net (loss) available to common shareholders	$(3,359,058)	$(9,448,491)
Net (loss) per shares of common stock (basic)	$(0.11)	$(0.36)
Net (loss) per shares of common stock (diluted)	$(0.11)	$(0.36)

For the three months ended June 30, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended June 30, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

(7) Accounts Receivable, net

The Company establishes an individualized credit and collection policy based on each individual customer’s credit history. The Company does not have a uniform policy that applies equally to all customers. The collection period usually ranges from six months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers if based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective, for the extension and (b) how critical the Company’s relationship with the customer and is the customer the Company’s long-term business. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. This meets the criteria of revenue recognition under U.S. GAAP, which requires that collection of the resulting receivable be reasonably assured.

As of June 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Amount outstanding	$32,391	$-
Less: Allowance for doubtful accounts, net	-	-
Net amount	$32,391	$-

(8) Advances to Suppliers

As of June 30, 2014 and December 31, 2013, advances to suppliers are advances for raw materials and amounted to $55,330 and $10,995, respectively.

(9) Inventories

As of June 30, 2014 and December 31, 2013, inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$-	$-
Work in process	438	450
Finished goods	8,916	-
Reserve for slow moving and obsolete inventory	-	-
	$9,354	$450

For the three months ended June 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items. For the six months ended June 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2014 and December 31, 2013, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10) Property, plant and Equipment, net

As of June 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	June 30, 2014	December 31, 2013
Machinery and equipment	$4,111	$3,761
Motor vehicles	45,031	46,146
Impairment of property, plant and equipment	-	-
	49,142	49,907
Less: accumulated depreciation	(5,325)	(958)
	$43,817	$48,949

For the three months ended June 30, 2014 and 2013, depreciation expenses amounted to $4,415 and $0, respectively. For the six months ended June 30, 2014 and 2013, depreciation expenses amounted to $4,415 and $0, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2014 and 2013.

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

Issuance of Common Stock

(a) Series A Preferred Stock

As of June 30, 2014 and December 31, 2013, no shares of Series A Preferred Stock are issued or outstanding.

(b) Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the six months ended June 30, 2014, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of June 30, 2014. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of June 30, 2014.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $240,000 during the six months ended June 30, 2014.

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

As of June 30, 2014, there are total 1,229,200 shares warrants outstanding.

(d) Stock Issuances for Cash

The Company did not issue any stock for cash during the years ended December 31, 2014 and 2013.

(e) Stock Issuances to Consultants

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $0 and $8,067 was amortized and recognized as a general and administrative expense for the three months ended June 30, 2014 and 2013, respectively. The amount of $0 and $32,267 was amortized and recognized as a general and administrative expense for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $0 and $12,422 was amortized and recognized as a general and administrative expense for the three months June 30, 2014 and 2013, respectively. The amount of $0 and $26,397 was amortized and recognized as a general and administrative expense for the six months June 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $0 and $10,200 was amortized and recognized as a general and administrative expense for the three months ended June 30, 2014 and 2013, respectively. The amount of $0 and $20,400 was amortized and recognized as a general and administrative expense for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over six months. The amount of $0 and $7,200 was amortized and recognized as a general and administrative expense for the three and six months ended June 30, 2014 and 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $12,000 was recorded for the expenses and amortized over six months. None consulting expenses were amortized and recognized as a general and administrative expense for the three and six months ended June 30, 2014 and 2013. As of December 31, 2013, these consulting expenses were fully amortized.

(f) Other Stock Issuances

On May 8, 2013, the Company issued 1,000,000 shares of restricted common stock to an employee for services provided in 2013. On May 8, 2013, the Company issued 25,000 shares of common stock to a director as compensation for services provided in 2013. The issuance of these shares was recorded at fair market value, and $256,250 were recorded as general and administration expense.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2014, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the six months ended June 30, 2014 and 2013, no payment was made for dividends declared.

(12) Related Parties

As of June 30, 2014 and December 31, 2013, due from related parties amounted to $1,611,967 and $0. $1,611,967 is receivable from Mr. Jin for disposal of Xingyong. (see Note 14).

As of June 30, 2014 and December 31, 2013, $279,787 and $137,932 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

(13) Other Payable

Other payable amounted $999,649 and $499,918 as of June 30, 2014 and December 31, 2013, respectively.

(14) Discontinued Operations

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,611,967 (RMB 10 million), including $601,264 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,703 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by a special meeting of shareholders.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Xingyong as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Total current assets	$57,863,291	$69,014,897

Total Noncurrent assets	59,753,754	61,358,446

Total Assets	$117,617,045	$130,373,343

Total current liabilities	$118,967,814	$115,582,672

Total Non current liabilities	18,056,644	27,616,930

Total Liabilities	$137,024,458	$143,199,602

The operating results of Xingyong for the three months and six months ended June 30, 2014 and 2013 classified as discontinued operations are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Sales	$1,670,582	$2,714,252	$2,981,403	$5,775,170
Cost of Goods Sold	2,516,039	3,748,027	4,248,552	7,068,347
Gross Profit	(845,457)	(1,033,775)	(1,267,149)	(1,293,177)
Operating Expenses	1,039,776	7,039,984	2,153,231	7,291,291
Other Income (Expense)	889,831	1,037,700	1,890,924	1,854,523
Income Tax Expense	-	-	-	-
Net loss	$(2,775,064)	$(9,111,459)	$(5,311,304)	$(10,438,991)

(15) Subsequent events

On July 3, 2014, the Company entered into an installment payment agreement (the “Installment Agreement”) with Purchasers. The Installment Agreement is entered in connection with the Purchase Agreement. Pursuant to the Installment Agreement, the Purchasers agreed to pay the purchase price under the Purchase Agreement of $1,611,967 (RMB 10 million) in installments as follows: (1) an initial installment of $96,718 (RMB 0.6 million ) in cash plus the cancellation of the registrant’s repayment obligation of $1,010,703 (RMB 6.27 million) to Dengyong Jin, and (2) one or more installments of the remaining $504,546 (RMB 3.13 million) in cash on or before July 25, 2014. Any amount not paid by such date will accrue interest at 10% annually until payment. Additionally, the closing of the transactions contemplated under the Purchase Agreement shall close concurrently with the final installment. In connection with the foregoing initial installment, the Company and Dengyong Jin entered into an indebtedness cancellation agreement (the “Cancellation Agreement”) concurrently with the Installment Agreement, pursuant to which Mr. Jin discharged the Company of its obligation to repay him $1,010,703 (RMB 6.27 million), and surrendered all right to collect such amount from the Company. As of August 19, 2014, we have received approximately $475,000 (RMB2.85 million) from the purchasers.

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

Overview

We are engaged in the manufacture of graphene, graphene oxide and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,611,967 (RMB 10 million), including $601,264 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,703 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by a special meeting of shareholders.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See Note 14 — Discontinued Operations for additional information.

As of and for the period ended June 30, 2014, the Company has incurred operating losses and working capital deficit from operating activities. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

Our cash decreased as of June 30, 2014 compared to the December 31, 2013.

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

Results of Operations

Three months ended June 30, 2014 and 2013

Sales.

During the three months ended June 30, 2014, we had sales of $64,637, compared to sales of $0 for the three months ended June 30, 2013, an increase of $64,637, or approximately 100.0%. Sales increase was mainly because in December 2013, we acquired Royal Shanghai that generated sales in 2014.

Sales from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $1,669,648 and $2,714,252, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended June 30, 2014, our cost of goods sold was $39,750, compared to $0 for the cost of goods sold for the three months ended June 30, 2013, an increase of $39,750 or approximately 100.0%. The increase in the cost of sales was mainly due to increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $2,516,039 and $3,748,027, respectively and were included in net loss from discontinued operations.

Gross margin.

Our gross margin increased from $0 for the three months ended June 30, 2013 to $24,887 for the three months ended June 30, 2014. The increase of the gross margin is because in December 2013, we acquired Royal Shanghai that generated sales and gross profit in 2014.

Gross Margin from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were a loss of $846,391 and a loss of $1,033,775, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $617,691 for the three months ended June 30, 2014, compared to $433,814 for the three months ended June 30, 2013, an increase of $183,877, or approximately 42.4%. The increase is mainly because of increased operating expenses from Royal Shanghai that was acquired in December 2013.

Operating expenses from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $2,116,471 and $6,957,745, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses increased from $0 for the three months ended June 30, 2013 to $12,463 for the three months ended June 30, 2014, an increase of $12,463, or 100.0%. The increase is mainly because of increased selling expenses from Royal Shanghai that was acquired in December 2013.

Selling expenses from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $35,460 and $19,895, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $605,228 for the three months ended June 30, 2014, compared to $433,814 for the three months ended June 30, 2013, an increase of $171,414, or 39.5%. The increase is mainly because of increased general and administrative expenses from Royal Shanghai that was acquired in December 2013.

General and administrative expenses from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $813,862 and $6,937,850, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $592,804 for the three months ended June 30, 2014, compared to operating loss of $433,814 for the three months ended June 30, 2013, an increased loss of approximately $158,990, or 36.6%.

Loss from operations from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $2,116,471 and $7,991,520, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $1,456 for the three months ended June 30, 2014, compared to $0 for the three months ended June 30, 2013. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $10,703 for the three months ended June 30, 2014, compared to $101,340 for the three months ended June 30, 2013.

Other expense from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $893,151 and $164,760, respectively and were included in net loss from discontinued operations.

Income tax.

During the three months ended June 30, 2014 and 2013, we did not incur any income tax due for these periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the three months ended June 30, 2014 was $583,994, compared to net loss of $332,544 for the three months ended June 30, 2013, more loss of $251,450, or 75.6%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the three months ended June 30, 2014 and 2013 were $2,588,864 and $8,156,280, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the three months ended June 30, 2014 was $3,359,058, compared to net loss of $9,444,003 for the three months ended June 30, 2013, a decrease of loss of $6,084,945, or 64.4%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended June 30, 2014 was $(44,585), compared to $492,402 for the three months ended June 30, 2013, a decrease of $536,987 or 109.1%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(3,359,058), or $(0.11) per share (basic and diluted), for the three months ended June 30, 2014, compared to net loss of $(9,448,491), or $(0.36) per share (basic and diluted), for the three months ended June 30, 2013.

Six months ended June 30, 2014 and 2013

Sales.

During the six months ended June 30, 2014, we had sales of $65,571, compared to sales of $0 for the three months ended June 30, 2013, an increase of $65,571, or approximately 100.0%. Sales increase was mainly because in December 2013, we acquired Royal Shanghai that generated sales in 2014.

Sales from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $2,981,403 and $5,775,170, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the six months ended June 30, 2014, our cost of goods sold was $39,750, compared to $0 for the cost of goods sold for the three months ended June 30, 2013, an increase of $39,750 or approximately 100.0%. The increase in the cost of sales was mainly due to increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $4,248,552 and $7,068,347, respectively and were included in net loss from discontinued operations.

Gross margin.

Our gross margin increased from 0 for the six months ended June 30, 2013 to 25,821 for the six months ended June 30, 2014. The increase of the gross margin is because in December 2013, we acquired Royal Shanghai that generated sales and gross profit in 2014.

Gross margin from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $1,267,149 and $1,293,177, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $808,145 for the six months ended June 30, 2014, compared to $652,918 for the six months ended June 30, 2013, an increase of $155,227, or approximately 23.8%. The increase is mainly because of increased operating expenses from Royal Shanghai that was acquired in December 2013.

Operating expenses from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $2,153,231 and $7,291,291, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses increased from $0 for the six months ended June 30, 2013 to $13,857 for the six months ended June 30, 2014, an increase of $13,857, or 100.0%. The increase is mainly because of increased selling expenses from Royal Shanghai that was acquired in December 2013.

Selling expenses from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $50,184 and $37,836, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $794,288 for the six months ended June 30, 2014, compared to $$652,918 for the six months ended June 30, 2013, an increase of $141,370, or 21.7%. The increase is mainly because of increased general and administrative expenses from Royal Shanghai that was acquired in December 2013.

General and administrative expenses from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $2,103,047 and $7,253,455, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $782,324 for the six months ended June 30, 2014, compared to operating loss of $652,918 for the six months ended June 30, 2013, an increase of operating loss approximately $129,406, or 19.8%.

Operating loss from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $3,420,380 and $8,584,468, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $1,475 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013, reflecting increased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $13,198 for the six months ended June 30, 2014, compared to $145,708 for the six months ended June 30, 2013.

Other expenses from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $1,890,924 and $1,854,523, respectively and were included in net loss from discontinued operations.

Income tax.

During the six months ended June 30, 2014 and 2013, we had not incurred any income tax expenses.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the six months ended June 30, 2014 was $770,195, compared to net loss of $507,280 for the six months ended June 30, 2013, more less of $262,915, or 51.8%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the six months ended June 30, 2014 and 2013 were $5,311,304 and $10,438,991, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the six months ended June 30, 2014 was $6,081,499, compared to net loss of $10,946,271 for the six months ended June 30, 2013, a decrease of net loss of $4,864,772, or 44.4%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2014 was $335,391, compared to $638,679 for the six months ended June 30, 2013, a decrease of $303,288, or 47.5%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(6,081,499), or $(0.19) per share (basic and diluted), for the six months ended June 30, 2014, compared to net loss of $(10,955,296), or $(0.43) per share (basic and diluted), for the six months ended June 30, 2013.

Liquidity and Capital Resources

All of our business operations are carried out by Royal Shanghai, and all of the cash generated by our operations has been held by that entity. In order to transfer such cash to our parent entity, China Carbon Graphite Group, Inc., which is a Nevada corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, Royal Shanghai would have to transfer funds to our parent entity through our wholly-owned subsidiaries, Talent and Yongle. We sold Xinyong and of August 19, 2014, we have received approximately $475,000 (RMB2.85 million) from the purchasers. The cash received deposited in Royal Shanghai.

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

The RMB is not freely convertible into Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions. Foreign Investment Enterprises, such as Royal Shanghai, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

These factors will limit the amount of funds that we can transfer from Royal Shanghai to our parent entity and may delay any such transfer. In addition, upon repatriation of earnings of Royal Shanghai to the United States, those earnings may become subject to United States federal and state income taxes. We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations. Accordingly, taxes imposed upon repatriation of those earnings to the U.S. would reduce the net worth of the Company.

Our primary capital needs have been to fund our working capital requirements. Our primary sources of financing will be cash generated from loans from banks, equity investment from investors, and borrowings from unrelated parties.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2014, the Company has incurred significant operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the six months ended June 30, 2014.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Our long-term goal is to develop our Royal Shanghai business. During the interim, we expect that anticipated cash flows from future operations, loans and equity investment from unrelated or related parties, and cash from disposal of Xingyong will be sufficient to fund our operations through at least the next twelve months, provided that:

☐	we generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

☐	we receive cash from disposal of Xingyong; and

☐	we are able to generate savings by improving the efficiency of our operations.

We may require additional equity, debt or bank funding to finance acquisitions or to allow us to develop our Royal Shanghai business, which is one of our primary growth strategies.  We can provide no assurances that we will be able to enter into any additional financing agreements on terms favorable to us, if at all, especially considering the current global instability of the capital markets.

At June 30, 2014, cash and cash equivalents were $4,165, compared to $31,848 at December 31, 2013, a decrease of $27,683. Our working capital deficit decreased by $47,656,366 to a deficit of $28,088 at June 30, 2014 from a deficit of $47,684,454 at December 31, 2013.

As of June 30, 2014, accounts receivable, net of allowance, was $32,391, compared to $0 at December 31, 2013, an increase of $32,391, or 100.00%. The increase was mainly due to increased sales during the three and six months ended June 30, 2014. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of June 30, 2014.

As of June 30, 2014, inventories were $9,354, compared to $450 at December 31, 2013, an increase of $8,904, or 1,978.67%. As of June 30, 2014 and December 31, 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of June 30, 2014, prepaid expenses were $10,853, compared to $203,908 at December 31, 2013, a decrease of $193,055, or 94.68%. The decrease in prepaid expenses is attributable to amortization of prepaid services.

Advances to suppliers increased from $10,995 at December 31, 2013 to $55,330 at June 30, 2014, an increase of $44,335. The increase of advances to suppliers is mainly due to increase advanced to suppliers during the six months ended June 30, 2014. None allowance for doubtful accounts for the balance of advances to suppliers were reserved as of June 30, 2014 and December 31, 2013, respectively.

Six months ended June 30, 2014 Compared to Six months ended June 30, 2013

The following table sets forth information about our net cash flow for the six months indicated:

Cash Flows Data:

	For Six months ended June 30
	2014	2013
Net cash flows provided by (used in) operating activities	$3,441,562	$(5,226,787)
Net cash flows used in investing activities	$(891,468)	$(16,979,018)
Net cash flows provided by (used in) financing activities	$(2,575,229)	$22,428,371

Net cash flow provided by operating activities was $3,441,562 for the six months ended June 30, 2014, compared to $5,226,787 used in operating activities for the six months ended June 30, 2013, an increase of $8,668,348, or 165.8%. The increase in net cash flow provided by operating activities was mainly due to decreased net loss from discontinued operations and more cash provided by discontinued operations during the six months ended June 30, 2014 compared to the same period last year.

Net cash flow used in investing activities was $891,468 for the six months ended June 30, 2014, compared to $16,979,018 for the six months ended June 30, 2013, a decrease of $16,087,550, or 94.7%. The decrease is mainly due to less cash used in discontinued operations during the six months ended June 30, 2014 compared to the same period last year.

Net cash flow used in financing activities was $2,575,229 for the six months ended June 30, 2014, compared to $22,428,371 provided by financing activities for the six months ended June 30, 2013, a decrease of $25,003,600 or 111.5%. The decrease in net cash flow provided by financing activities was mainly due to less cash provided by discontinued operations during the six months ended June 30, 2013 compared to the same period last year.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2014 and 2013.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $0 as of June 30, 2014. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the six months ended June 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2014 and 2013.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2014 and 2013 has not been significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of June 30, 2014:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$269	-	-	$269

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurement at December 31 , 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the six months ended June 30, 2014 and 2013.

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

Stock compensation expenses of $0 and $30,689 of were amortized and recognized as general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively. Stock compensation expenses of $0 and $79,064 of were amortized and recognized as general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $240,000 during the six months ended June 30, 2014.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services .

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 19, 2014	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer

