Form 10-Q
period 2014-09-30
China Carbon Graphite Group, Inc.
filed 2014-11-19
CIK 1284450

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,518,518 shares of common stock are issued and outstanding as of November 18, 2014.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2014

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$32,815	$31,848
Accounts receivable, net	22,022	-
Advance to suppliers	62,927	10,995
Inventories	10,071	450
Prepaid expenses	10,340	203,908
Shares to be canceled	0	230,000
Other receivables,net	21,005	158,470
Due from related parties	1,629,195	-
Current assets of discontinued operations	-	69,014,897
Total current assets	1,788,375	69,650,568

Goodwill	494,540	494,540

Property And Equipment, Net	42,050	48,949

Noncurrent assets of discontinued operations	-	61,358,446
Total Assets	$2,324,965	$131,552,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$246,163	$459,485
Advance from customers	40,223	-
Shares to be issued	-	600,000
Other payables	1,302,972	499,918
Due to related parties	155,226	137,932
Dividends payable	55,015	55,015
Current liabilities of discontinued operations	-	115,582,672
Total current liabilities	1,799,598	117,335,022

Amount due to related parties	-	137,932
Warrant Liabilities	88	13,467
Non current liabilities of discontinued operations	-	27,616,930
Total Liabilities	1,799,686	145,103,351

Redeemable convertible series B preferred stock, $0.001 par value;
300,000 shares authorized; 0 and 300,000 shares issued
and outstanding at September 30, 2014 and December 31, 2013, respectively.	-	270,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
31,518,518 and 26,342,518 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	31,518	26,342
Additional paid-in capital	48,199,175	18,551,966
Accumulated other comprehensive income	153,016	9,428,149
(Accumulated loss) Retained earnings	(47,858,430)	(41,827,304)
Total stockholders' equity	525,279	(13,820,847)
Total Liabilities and Stockholders' Equity	$2,324,965	$131,552,503

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales	$99,171	$-	$164,742	$-

Cost of Goods Sold	14,977	-	54,727	-

Gross Profit	84,194	-	110,015	-

Operating Expenses
Selling expenses	12,319	-	26,176	-
General and administrative	20,617	518,260	814,905	1,171,178
Total operating expenses	32,935	518,260	841,080	1,171,178

Loss from continuing operations before other income (expense) and income taxes	51,258	(518,260)	(731,066)	(1,171,178)

Other Income (Expense)
Interest expense	(519)	-	(1,994)	-
Interest income	-	3	95	3
Other income (expense), net	(547)	(353)	(236)	(423)
Change in fair value of warrants	181	52,997	13,379	198,705

Total other expense (income), net	(885)	52,647	11,244	198,285

Loss from continuing operations before income taxes	50,373	(465,613)	(719,822)	(972,893)

Income Tax Expense	-	-	-	-

Net loss from continuing operations	50,373	(465,613)	(719,822)	(972,893)
Discontinued operations, net of income taxes	-	(6,422,486)	(5,311,304)	(16,861,477)
Net loss	50,373	(6,888,099)	(6,031,126)	(17,834,370)

Preferred Stock Dividends	-	826	-	(8,199)

Net Loss Available To Common Shareholders	50,373	(6,887,273)	(6,031,126)	(17,842,569)

Other Comprehensive Income
Foreign currency translation gain	14,905	92,843	350,296	731,522

Total Comprehensive Loss	$65,278	$(6,795,256)	$(5,680,830)	$(17,102,848)

Share Data
Basic and diluted loss per share
Continued operations	0.00	(0.02)	(0.02)	(0.04)
Discontinued operations	0.00	(0.24)	(0.17)	(0.65)
Net loss attributable to Common Shareholders	0.00	(0.26)	(0.19)	(0.69)

Weighted average common shares outstanding, basic	31,518,518	26,336,648	31,216,452	25,754,899

Weighted average common shares outstanding, diluted	31,518,518	26,336,648	31,216,452	25,754,899

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(6,031,126)	$(17,834,370)
Net loss from discontinued operations	5,311,304	16,861,477
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	6,640	-
Stock compensation	-	262,650
Change in fair value of warrants	(13,379)	(198,705)
Changes in operating assets and liabilities
Accounts receivable	(21,919)	-
Other receivables	289,042	-
Advance to suppliers	(51,838)	-
Inventory	(9,581)	-
Prepaid expenses	(53,212)	60,444
Accounts payable and accrued liabilities	16,682	452,264
Advance from customers	40,035	-
Taxes payable	(535)	395,682
Other payables	654,858	-
Net cash provided by (used in) operating activities – continuing operations	136,971	(558)
Net cash provided by (used in) operating activities – discontinued operations	3,333,981	(11,570,886)
Net cash provided by (used in) operating activities	3,470,952	(11,571,444)

Cash flows from investing activities
Acquisition of property, plant and equipment	(443)	-
Net cash used in investing activities – continuing operations	(443)	-
Net cash used in investing activities – discontinued operations	(892,143)	(20,113,079)
Net cash used in investing activities	(892,586)	(20,113,079)

Cash flows from financing activities
Proceeds from loan from related parties	(135,400)	-
Net cash used in financing activities – continuing operations	(135,400)	-
Net cash used in financing activities – discontinued operations	(2,440,413)	31,749,580
Net cash provided by (used in) financing activities	(2,575,813)	31,749,580

Effect of exchange rate fluctuation	(1,586)	2,833

Net increase in cash	967	67,890

Cash and cash equivalents at beginning of period	31,848	129,746

Cash and cash equivalents at ending of period	$32,815	$197,636

Supplemental disclosure of cash flow information

Interest paid	$-	$3,866,767
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$22,880	$262,650

Issuance of common stock for acquisation	$600,000	$-

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

Talent owns 100% of the stock of Yongle, which is a wholly foreign-owned enterprise organized under the laws of the PRC. Yongle was a party to a series of contractual agreements with XingheXingyong Carbon Co., Ltd. (“Xingyong”), a corporation organized under the laws of the PRC. These agreements allowed the Company to operate its business in the PRC and to control the management of Xingyong and receive economic remuneration from Xingyong’s business. Xingyong’s principal stockholder is Mr. Denyong Jin, the General Manager of Xingyong. As a result, Xingyong was a variable interest entity and the operations of Xingyong were consolidated with those of the Company for financial reporting purposes before Xingyong was sold on September 30, 2014.

Accounting Standard Codification (“ASC”) 810-10-45-25 calls for balance sheet disclosure of (a) assets of a consolidated variable interest entity (VIE) that can be used only to settle obligations of the consolidated VIE, and (b) liabilities of a consolidated VIE for which creditors (or beneficial interest owners) do not have recourse to the general credit of the primary beneficiary. The majority operating business of the Company was conducted by Xingyong and the consolidated balance sheet of the Company reflected Xingyong’s balance sheet before Xingyong was disposed on September 30, 2014. There are no such assets or liabilities on the balance sheet of Xingyong. The Operating Agreement dated December 7, 2007 provides that Yongle is a full-recourse guarantor of all obligations of Xingyong, and Xingyong has pledged all of its assets to Yongle. The Consulting Agreement of that date includes an assignment of all of the revenues of Xingyong to Yongle. Yongle was 100% owned by Talent and Talent is 100% owned by the Company. Accordingly, there are no assets or liabilities of Xingyong that in which the Company did not own before Xingyong was disposed on June 30, 2014.

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

Option Agreement.Yongle entered into an option agreement on December 7, 2007 with Xingyong and each of the shareholders of Xingyong, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong. To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a 10 year term. Upon the request of Yongle, the parties shall extend the term of the option agreement.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of September 30, 2014 and as of December 31, 2013, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2014, the Company has incurred significant operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements. The results of the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

For the nine months ended September 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2014 and 2013.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2014 and 2013 were $14,905 and $92,843, respectively. Translation adjustments for the nine months ended September 30, 2014 and 2013 were $350,296 and $731,522, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2014 and 2013 were $(1,586) and $2,833, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.14 RMB and 6.05 RMB to $1.00 at September 30, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2014 and 2013 were 6.17 RMB and 6.17 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2014 and 2013.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended September 30, 2014 and 2013, shipping and handling costs were $3,107 and $0, respectively. For the nine months ended September 30, 2014 and 2013, shipping and handling costs were $12,103 and $0, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $10,340 and is included in other payable of $11,780 as of September 30, 2014 and December 31, 2013, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $0 and $808 at September 30, 2014 and December 31, 2013, respectively. The Company recognized a gain of $418 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $390 from the change in fair value of these warrants for the three months ended June 30, 2014and a gain of $0 from the change in fair value of these warrants for the three months ended September 30, 2014.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $62 and $11,106 at September 30, 2014, and December 31, 2013, respectively. The Company recognized a gain of $1,879 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $9,005 from the change in fair value of these warrants for the three months ended June 30, 2014 and a gain of $160 from the change in fair value of these warrants for the three months ended September 30, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $26 and $1,553 at September 30, 2014 and December 31, 2013, respectively. The Company recognized a gain of $198 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $1,308 from the change in fair value of these warrants for the three months ended June 30, 2014 and a gain of $21 from the change in fair value of these warrants for the three months ended September 30, 2014.

In summary, the Company recorded a total amount of $181 and $13,378 of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three and nine months ended September 30, 2014. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2014	December 31, 2013
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	September 30, 2014	December 31, 2013
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	September 30, 2014	December 31, 2013
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.23	0.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	September 30, 2014	December 31, 2013
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.28	1.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of September 30, 2014:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$88	-	-	$88

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of September 30, 2014	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Weighted average shares of common stock outstanding (basic)	31,216,452	25,754,899
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	31,216,452	25,754,899
Net (loss) available to common shareholders	$(6,031,126)	$(17,842,569)
Net (loss) per shares of common stock (basic)	$(0.19)	$(0.69)
Net (loss) per shares of common stock (diluted)	$(0.19)	$(0.69)

For the nine months ended September 30, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the nine months ended September 30, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Weighted average shares of common stock outstanding (basic)	31,518,518	26,336,648
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	31,518,518	26,336,648
Net (loss) available to common shareholders	$50,373	$(6,887,273)
Net (loss) per shares of common stock (basic)	$0.00	$(0.26)
Net (loss) per shares of common stock (diluted)	$0.00	$(0.26)

For the three months ended September 30, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the three months ended September 30, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

(7) Accounts Receivable, net

The Company establishes an individualized credit and collection policy based on each individual customer’s credit history. The Company does not have a uniform policy that applies equally to all customers. The collection period usually ranges from nine months to twelve months. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. The Company grants extended payment terms to customers if based on the following factors: (a) whether or not the Company views a real need, from the customer’s perspective, for the extension and (b) how critical the Company’s relationship with the customer and is the customer the Company’s long-term business. The Company grants extended payment terms only when the Company believes that the payment will be collectible at the end of the term. This meets the criteria of revenue recognition under U.S. GAAP, which requires that collection of the resulting receivable be reasonably assured.

As of September 30, 2014 and December 31, 2013, accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Amount outstanding	$22,022	$-
Less: Allowance for doubtful accounts, net	-	-
Net amount	$22,022	$-

(8) Advances to Suppliers

As of September 30, 2014 and December 31, 2013, advances to suppliers are advances for raw materials and amounted to $62,927 and $10,995, respectively.

(9) Inventories

As of September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw material	$444	$450
Finished goods	9,627	-
Reserve for slow moving and obsolete inventory	-	-
	$10,071	$450

For the three months ended September 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items. For the nine months ended September 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2014 and December 31, 2013, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10) Property, plant and Equipment, net

As of September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Machinery and equipment	$4,155	$3,761
Motor vehicles	45,512	46,146
Impairment of property, plant and equipment	-	-
	49,667	49,907
Less: accumulated depreciation	(7,617)	(958)
	$42,050	$48,949

For the three months ended September 30, 2014 and 2013, depreciation expenses amounted to $2,225 and $0, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expenses amounted to $6,640 and $0, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2014 and 2013.

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

Issuance of Common Stock

(a) Series A Preferred Stock

As of September 30, 2014 and December 31, 2013, no shares of Series A Preferred Stock are issued or outstanding.

(b) Series B Preferred Stock

During the year ended December 31, 2012, the Company issued an aggregate of 126,110 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 126,110 shares of Series B Preferred Stock.

During the nine months ended September 30, 2014, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. The remaining 300,000 shares of Series B Preferred Stock are redeemable by the holder as of September 30, 2014. The Company has reclassified these shares into Temporary Equity as of December 31, 2012 and were booked in Temporary Equity as of September 30, 2014.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $270,000 during the nine months ended September 30, 2014.

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

As of September 30, 2014, there are total 1,229,200 shares warrants outstanding.

(d) Stock Issuances for Cash

The Company did not issue any stock for cash during the nine months ended September 30, 2014.

(e) Stock Issuances to Consultants

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2014 and 2013, respectively. The amount of $0 and $32,267 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over nine months. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months September 30, 2014 and 2013, respectively. The amount of $0 and $26,397 was amortized and recognized as a general and administrative expense for the nine months September 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over nine months. The amount of $0 and $0 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2014 and 2013, respectively. The amount of $0 and $20,400 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over nine months. The amount of $0 and $10,800 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2014 and 2013, respectively. The amount of $0 and $18,000 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2014 and 2013, respectively .As of December 31, 2013, these consulting expenses were fully amortized.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $12,000 was recorded for the expenses and amortized over nine months. The amount of $0 and $6,000 was amortized and recognized as a general and administrative expense for the three months ended September 30, 2014 and 2013, respectively. The amount of $0 and $6,000 was amortized and recognized as a general and administrative expense for the nine months ended September 30, 2014 and 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

(f) Other Stock Issuances

On May 8, 2013, the Company issued 1,000,000 shares of restricted common stock to an employee for services provided in 2013. On May 8, 2013, the Company issued 25,000 shares of common stock to a director as compensation for services provided in 2013. The issuance of these shares was recorded at fair market value, and $256,250 was recorded as general and administration expense.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2014, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the nine months ended September 30, 2014 and 2013, no payment was made for dividends declared.

(12) Related Parties

As of September 30, 2014 and December 31, 2013, due from related parties amounted to $1,629,195 and $0. $1,629,195 is receivable from Mr. Jin for disposal of Xingyong. (see Note 14).

As of September 30, 2014 and December 31, 2013, $155,226  and $137,932 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

(13) Other Payable

Other payable amounted $1,302,972 and $499,918 as of September 30, 2014 and December 31, 2013, respectively.

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

Balances for Xingyong as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Total current assets	$57,863,291	$69,014,897

Total noncurrent assets	59,753,754	61,358,446

Total Assets	$117,617,045	$130,373,343

Total current liabilities	$118,967,814	$115,582,672

Total Non current liabilities	18,056,644	27,616,930

Total Liabilities	$137,024,458	$143,199,602

The operating results of Xingyong for the three months and nine months ended September 30, 2014 and 2013 classified as discontinued operations are summarized below:

	Three Months Ended September 30		Nine months Ended September 30
	2014	2013	2014*	2013
Sales	$-	$2,721,723	$2,981,403	$8,496,893
Cost of Goods Sold	-	6,133,799	4,248,552	13,202,146
Gross Profit	-	(3,412,076)	(1,267,149)	(4,705,253)
Operating Expenses	-	2,071,459	2,153,231	9,362,750
Other Income (Expense)	-	938,951	1,890,924	2,793,474
Income Tax Expense	-	-	-	-
Net loss	$-	$(6,422,486)	$(5,311,304)	$(16,861,477)

•	Data for nine months ended September 30, 2014 only includes data before Xingyong was disposed.

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

(15) Subsequent events

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

As of and for the period ended September 30, 2014, the Company has incurred operating losses and working capital deficit from operating activities. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

Our cash increased as of September 30, 2014 compared to the December 31, 2013. The increase  is mainly due to decreased general and administrative expenses.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Three months ended September 30, 2014 and 2013

Sales.

During the three months ended September 30, 2014, we had sales of $99,171, compared to sales of $0 for the three months ended September 30, 2013, an increase of $99,171, or approximately 100.0%. Sales increase was mainly because in December 2013, we acquired Royal Shanghai that generated sales in 2014.

Sales from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $2,721,723, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended September 30, 2014, our cost of goods sold was $14,977, compared to $0 for the cost of goods sold for the three months ended September 30, 2013, an increase of $14,977 or approximately 100.0%. The increase in the cost of sales was mainly due to increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $6,133,799, respectively and were included in net loss from discontinued operations.

Gross margin.

Our gross margin increased from $0 for the three months ended September 30, 2013 to $84,194 for the three months ended September 30, 2014. The increase of the gross margin is because in December 2013, we acquired Royal Shanghai that generated sales and gross profit in 2014.

Gross Margin from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were a loss of $0 and a loss of $3,412,076, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $32,935 for the three months ended September 30, 2014, compared to $518,260 for the three months ended September 30, 2013, a decrease of $485,325, or approximately 93.6%. The decrease is mainly because of decreased compensation expenses and decreased penalty fee to settle preferred stock.

Operating expenses from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $2,071,459, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses increased from $0 for the three months ended September 30, 2013 to $12,319 for the three months ended September 30, 2014, an increase of $12,319, or 100.0%. The increase is mainly because of increased selling expenses from Royal Shanghai that was acquired in December 2013.

Selling expenses from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $8,252, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $20,617 for the three months ended September 30, 2014, compared to $518,260 for the three months ended September 30, 2013, a decrease of $497,643, or 96.0%. The decrease is mainly because of decreased compensation expenses and decreased penalty fee to settle preferred stock.

General and administrative expenses from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $1,875,404, respectively and were included in net loss from discontinued operations.

Income (Loss) from operations.

As a result of the factors described above, operating income was $51,258 for the three months ended September 30, 2014, compared to operating loss of $518,260 for the three months ended September 30, 2013, an increase of approximately $569,518, or 109.9%.

Loss from operations from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $5,483,535, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $519 for the three months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $181 for the three months ended September 30, 2014, compared to $52,997 for the three months ended September 30, 2013.

Other expense from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $938,951, respectively and were included in net loss from discontinued operations.

Income tax.

During the three months ended September 30, 2014 and 2013, we did not incur any income tax due for these periods.

Net income (loss) from continuing operations.

As a result of the factors described above, our net income from continuing operations for the three months ended September 30, 2014 was $50,373, compared to net loss of $465,613 for the three months ended September 30, 2013, an increase of $515,986, or 110.8%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the three months ended September 30, 2014 and 2013 were $0 and $6,422,486, respectively and were included in net loss from discontinued operations.

Net income (loss).

Our net income for the three months ended September 30, 2014 was $50,373, compared to net loss of $6,888,099 for the three months ended September 30, 2013, an increase of $6,938,472, or 100.7%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2014 was $14,905, compared to $92,843 for the three months ended September 30, 2013, a decrease of $77,938 or 83.9%.

Net income (loss) available to common stockholders.

Net income available to our common stockholders was $50,373, or $0.00 per share (basic and diluted), for the three months ended September 30, 2014, compared to net loss of $6,887,273, or net loss of $0.26 per share (basic and diluted), for the three months ended September 30, 2013.

Nine months ended September 30, 2014 and 2013

Sales.

During the nine months ended September 30, 2014, we had sales of $164,742, compared to sales of $0 for the three months ended September 30, 2013, an increase of $164,742, or approximately 100.0%. Sales increase was mainly because in December 2013, we acquired Royal Shanghai that generated sales in 2014.

Sales from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $2,981,403 and $8,496,893, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the nine months ended September 30, 2014, our cost of goods sold was $54,727, compared to $0 for the cost of goods sold for the three months ended September 30, 2013, an increase of $54,727 or approximately 100.0%. The increase in the cost of sales was mainly due to increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $4,248,552 and $13,202,146, respectively and were included in net loss from discontinued operations.

Gross margin.

Our gross margin increased from 0 for the nine months ended September 30, 2013 to 110,015 for the nine months ended September 30, 2014. The increase of the gross margin is because in December 2013, we acquired Royal Shanghai that generated sales and gross profit in 2014.

Gross margin from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $1,267,149 and $4,705,253, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $841,080 for the nine months ended September 30, 2014, compared to $1,171,178 for the nine months ended September 30, 2013, a decrease of $330,098, or approximately 28.2%. The decrease is mainly because of decreased penalty fee to settle preferred stock.

Operating expenses from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $2,153,231 and $9,362,750, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses increased from $0 for the nine months ended September 30, 2013 to $26,176 for the nine months ended September 30, 2014, an increase of $26,176, or 100.0%. The increase is mainly because of increased selling expenses from Royal Shanghai that was acquired in December 2013.

Selling expenses from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $50,184 and $46,088, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $814,905 for the nine months ended September 30, 2014, compared to $1,171,178 for the nine months ended September 30, 2013, a decrease of $356,273 or 30.4%. The decrease is mainly because of decreased penalty fee to settle preferred stock.

General and administrative expenses from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $1,965,970 and $9,009,157, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $731,066 for the nine months ended September 30, 2014, compared to operating loss of $1,171,178 for the nine months ended September 30, 2013, a decrease of operating loss approximately $440,112, or 37.6%.

Operating loss from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $3,420,380 and $14,068,003, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $1,994 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013, reflecting increased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $13,379 for the nine months ended September 30, 2014, compared to $198,705 for the nine months ended September 30, 2013.

Other expenses from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $1,890,924 and $2,793,474, respectively and were included in net loss from discontinued operations.

Income tax.

During the nine months ended September 30, 2014 and 2013, we had not incurred any income tax expenses.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the nine months ended September 30, 2014 was $719,822, compared to net loss of $972,893 for the nine months ended September 30, 2013, less loss of $253,071, or 26.0%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the nine months ended September 30, 2014 and 2013 were $5,311,304 and $16,861,477, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the nine months ended September 30, 2014 was $6,031,126, compared to net loss of $17,834,370 for the nine months ended September 30, 2013, a decrease of net loss of $11,803,244, or 66.2%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2014 was $350,296, compared to $731,522 for the nine months ended September 30, 2013, a decrease of $381,226, or 52.1%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $(6,031,126), or $(0.19) per share (basic and diluted), for the nine months ended September 30, 2014, compared to net loss of $(17,842,569), or $(0.69) per share (basic and diluted), for the nine months ended September 30, 2013.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2014, the Company has incurred significant operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the nine months ended September 30, 2014.

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

At September 30, 2014, cash and cash equivalents were $32,815, compared to $31,848 at December 31, 2013, an increase of $967. Our working capital deficit decreased by $47,673,231 to a deficit of $11,223 at September 30, 2014 from a deficit of $47,684,454 at December 31, 2013.

As of September 30, 2014, accounts receivable, net of allowance, was $22,022, compared to $0 at December 31, 2013, an increase of $22,022, or 100.00%. The increase was mainly due to increased sales during the three and nine months ended September 30, 2014. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The Company believes its allowance was sufficient as of September 30, 2014.

As of September 30, 2014, inventories were $10,071, compared to $450 at December 31, 2013, an increase of $9,621, or 2,138.00%. As of September 30, 2014 and December 31, 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of September 30, 2014, prepaid expenses were $10,340, compared to $203,908 at December 31, 2013, a decrease of $193,568, or 94.93%. The decrease in prepaid expenses is attributable to amortization of prepaid services.

Advances to suppliers increased from $10,995 at December 31, 2013 to $62,927 at September 30, 2014, an increase of $51,932. The increase of advances to suppliers is mainly due to increase advanced to suppliers during the nine months ended September 30, 2014. None allowance for doubtful accounts for the balance of advances to suppliers were reserved as of September 30, 2014 and December 31, 2013, respectively.

Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013

The following table sets forth information about our net cash flow for the nine months indicated:

Cash Flows Data:

	For Nine months ended September 30
	2014	2013
Net cash flows provided by (used in) operating activities	$3,470,952	$(11,571,444)
Net cash flows used in investing activities	$(892,586)	$(20,113,079)
Net cash flows provided by (used in) financing activities	$(2,575,813)	$31,749,580

Net cash flow provided by operating activities was $3,470,952 for the nine months ended September 30, 2014, compared to $11,571,444 used in operating activities for the nine months ended September 30, 2013, an increase of $15,042,396, or 130.0%. The increase in net cash flow provided by operating activities was mainly due to decreased net loss from discontinued operations and more cash provided by discontinued operations during the nine months ended September 30, 2014 compared to the same period last year.

Net cash flow used in investing activities was $892,586 for the nine months ended September 30, 2014, compared to $20,113,079 for the nine months ended September 30, 2013, a decrease of $19,220,493, or 95.6%. The decrease is mainly due to less cash used in discontinued operations during the nine months ended September 30, 2014 compared to the same period last year.

Net cash flow used in financing activities was $2,575,813 for the nine months ended September 30, 2014, compared to $31,749,580 provided by financing activities for the nine months ended September 30, 2013, a decrease of $34,325,393 or 108.1%. The decrease in net cash flow provided by financing activities was mainly due to less cash provided by discontinued operations during the nine months ended September 30, 2013 compared to the same period last year.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2014 and 2013.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $0 as of September 30, 2014. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the nine months ended September 30, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2014 and 2013.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2014 and 2013 were not significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of September 30, 2014:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$88	-	-	$88

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the nine months ended September 30, 2014 and 2013.

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

Stock compensation expenses of $0 and $16,800 of were amortized and recognized as general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively. Stock compensation expenses of $0 and $95,864 of were amortized and recognized as general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2014, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000. As of December 31, 2013, the Company has paid $90,000 and accrued additional $230,000 in connection with the redemption of the Series B Preferred Stock. The $230,000 will be paid in installments payments of $40,000 per month for 5 months from January 2014 and $30,000 for the last month. The preferred stock will be canceled after all payments are made. The Company paid $270,000 during the nine months ended September 30, 2014.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 19, 2014	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 19, 2014	By:	/s/ ZhenfangYang

