Form 10-K
period 2014-12-31
China Carbon Graphite Group, Inc.
filed 2015-04-01
CIK 1284450

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

China Carbon Graphite Group, Inc.

20955 Pathfinder Road, Suite 200

Diamond Bar

CA, USA

(Address of principal executive offices)

909-843-6518

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 21,474,346. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Markets quotation service, as of June 30 , 2014 was $1,073,717.

The number of shares of the registrant’s common stock outstanding as of March 31, 2015 was 31,518,518.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”), XingheYongle Carbon Co., Ltd. (“Yongle”), Golden Ivy Limited (“BVI Co.,”), Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”) and Royal Elite International Limited (“Royal HK”).

Our business is conducted in the People's Republic of China ("China" or the "PRC"). "RMB" refers to Renminbi, or the Yuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

PART I

Item 1.	Business.

Business Overview

We are engaged in the manufacturing of graphene, graphene oxide and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

Our business scope includes manufacturing and selling primarily the following types of graphite products:

●	graphene;

●	graphene oxide; and

●	graphite bipolar plates

Our Growth Strategy

Some of our future business plans, including promoting our online portal and potential acquisition and merger, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.  In addition, there is no assurance that we will be able to successfully manage and integrate the production and sale of new products.

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

PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operated our businesses in the PRC through Xingyong. Xingyong has the licenses and approvals necessary to operate in the PRC. We had contractual agreements with Xingyong and its stockholders pursuant to which we had the ability to substantially influence Xingyong’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of our contractual agreements with Xingyong, we were able to control Xingyong. Consequently, we consolidated Xingyong’s financial statements with our financial statements.

Xingyong’s principal stockholder and chief executive officer is Mr. Denyong Jin, our former chief executive officer and General Manager of our China operations.  Mr. Dengyong Jin owns 1,000,000 shares of our common stock as of December 31, 2014. Members of Mr. Jin’s family have control of Sincere Investment (PTC), Ltd. (“Sincere”), which owns approximately 27.88% of the outstanding shares of our common stock as of December 31, 2014.

Pursuant to the contractual agreements between Yongle and Xingyong, Xingyong agreed to the following:

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

Option Agreement.  Yongle entered into an option agreement on December 7, 2007 with each of the shareholders of Xingyong, as well as Xingyong itself, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong.  To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a ten (10) year term.  Upon the request of Yongle, the parties shall extend the term of the option agreement.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,611,707 (RMB 10 million), including $601,167 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,541 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Acquisition in December 2013

On December 23, 2013, we acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.,”). Pursuant to the terms of the acquisition, we will issue an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co.. BVI Co. then became a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

BVI Co. currently has two business operations as follows (collectively the “Business”):

●	Manufacturing of Graphene Oxide and graphite bipolar plates. Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips. Graphite bipolar plates are primarily used in solar power storage.

●	A business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Our Products

Through our newly acquired subsidiary we now manufacture and sell the following products:

●	grapheme;

●	graphene oxide; and

●	graphite bipolar plates.

Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.

Graphite bipolar plates are primarily used in solar power storage.

Our Customers

Our customers include mainly international customers.

We generally do not enter into long-term contracts with our customers. Our customers generally purchase our products pursuant to purchase orders.

Our Sales and Marketing Efforts

We have not spent a significant amount of capital on advertising.

Competition and Competitive Advantages

We compete with a large number of domestic and international companies that manufacture graphene and grapheme related products. Because of the nature of the products that we sell, we believe that the reputation of the manufacturer and the quality of the product may be as important as price.

Government Regulations

Statutory Reserve

On December 31, 2013, the Company acquired new operations carried through BVI Co., and its subsidiaries Royal HK and Royal Shanghai. All of the cash generated by our operations has been held by our China entities. In order to transfer such cash to our parent entity, China Carbon Graphite Group, Inc., which is a Nevada Corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries or VIE entity. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, Royal Shanghai would have to transfer funds to our parent entity through our wholly-owned subsidiaries, Royal HK and BVI Co.

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

The RMB cannot be freely exchanged into Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions. Foreign Investment Enterprises, such as Royal Shanghai, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

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

Environmental Regulations

We believe that we are in compliance in all material respects with all applicable environmental protection laws and regulations.

Circular 106 Compliance and Approval

The State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure to facilitate foreign financing or subsequent acquisitions in China.  We believe that our wholly-owned subsidiaries Talent and BVI. Co. were not required to obtain SAFE’s approval to establish its offshore companies Yongle and Royal HK as “special purpose vehicle” for capital raising activities on behalf of Royal Shanghai because of offshore structure.

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

As of December 31, 2014 and 2013, we had 7 full-time employees.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2014, the Company has incurred significant operating losses and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2014 as compared to the same period prior year, and the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We have incurred significant net losses in each of 2013 and 2014. We have funded our operations through equity financings and loans. We anticipate that our revenue will not significantly increase from current level in the near future, thereby leading to continued losses until we further develop our business.

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

Risks Related to Our Business

If the downturn of the steel industry in China continues, we may have difficulties increasing our sales, which may impair our ability to continue operating our business.

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by significant decreases of demand during periods of economic weakness. In 2014, the Chinese steel industry experienced a significant decrease in demand, which in turn led to a significant decrease in demand for our products, which serve as raw materials for the steel industry.

We will require additional financing to implement our expansion plans, which funds may not be available to us on favorable terms, or at all.  Without additional funds, we may not be able to maintain or expand our business.

Some of our expansion plans, including the promotion of our on line portal and the potential acquisition and merger plan, would likely require us to obtain additional funds from equity or debt markets, or to borrow additional funds from local banks.  We currently have no commitments from any financing sources.  There is no assurance that we will be able to raise any funds on terms favorable to us, or at all.  In the event that we issue shares of equity or convertible securities, holdings of our existing stockholders would be diluted.

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

Fluctuations in the value of the RMB against the U.S. dollar and other currencies may be affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed range against a pool of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar. Because approximately 90% of our costs and expenses are denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiary, any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency.

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

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffective, we are unable to assure investors that:

●	we will be able to capitalize on economic reforms;

●	the Chinese government will continue its pursuit of economic reform policies;

●	the economic policies, even if pursued, will be successful;

●	economic policies will not be significantly altered from time to time; and

●	business operations in China will not become subject to the risk of nationalization.

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

As of December 31, 2014, Sincere owned 27.88% of our outstanding common stock. Family members of Mr. Denyong Jin, General Manager of our China operations, have control of Sincere. As a result, they exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interests of the Company.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

Our common stock trades on the OTC Markets under the symbol CHGI. There is a limited trading market for our common stock and at times there is no trading in our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	quarterly variations in our revenues and operating expenses;

●	developments in the financial markets and worldwide economies;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the PRC government relating to regulations that govern our industry;

●	significant sales of our common stock or other securities in the open market;

●	variations in interest rates;

●	changes in the market valuations of other comparable companies; and

●	changes in accounting principles.

In addition, the market for Chinese companies that went public in the U.S. through reverse mergers, such as ours, is currently extremely volatile primarily due to recent allegations and, in some instances, findings of fraud among some of these companies.  If a stockholder were to file a class action suit against us following a period of volatility in the price of our securities, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to responding to such litigation, which may harm our business and reputation.

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

Not required for smaller reporting companies.

Item 2.	Properties.

There is no private ownership of land in China and all urban land ownership is held by the government, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 50 years for industrial usage, 40 years for commercial usage and 70 years for residential usage, and are typically renewable. Land use rights can be transferred upon approval by the State Land Administration Bureau and payment of the required land transfer fee. The Company leases office to conduct business and does not own any land use right.

Our principal executive office is located at 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765, and our telephone number is (909) 843-6518. As of March 31, 2015, the Company leased its corporate mailing address for an annual fee of $1,440.00

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

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “CHGI”.  As of March 31, 2015, the closing price for our common stock was $0.05 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High		Low
Fiscal Year Ended December 31, 2015
First Quarter		$0.06		$0.03
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Four Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2014
First Quarter		$0.16		$0.11
Second Quarter		$0.14		$0.05
Third Quarter		$0.08		$0.04
Fourth Quarter		$0.09		$0.03

Fiscal Year Ended December 31, 2013
First Quarter		$0.68		$0.40
Second Quarter		$0.42		$0.24
Third Quarter		$0.28		$0.11
Fourth Quarter		$0.18		$0.09

Approximate Number of Holders of Our Common Stock

On March 31, 2015, there were approximately 45 stockholders of record of our common stock.

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

As of December 31, 2014, there were no shares of our Series A Preferred Stock outstanding and 300,000 shares of our Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Redemption of Series B Preferred Stock

On December 22, 2011, all outstanding shares of Series B Preferred Stock became redeemable.  The redeemable preferred stock was recorded as temporary equity as of December 31, 2013 and December 31, 2014. The redemption price for the outstanding shares of Series B Preferred Stock is $320,000.   In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000 plus $40,000 that were already paid. The Company paid $90,000in 2013 and$270,000 in 2014. The preferred stock will be canceled after all payments are made. The Company plans to cancel the stocks in May 2015.

As a result of China’s foreign currency control, the Company has applied to SAFE to obtain approval to make the foreign currency payment of the redemption price to holders of the outstanding shares of Series B Preferred Stock.

Recent Sales of Unregistered Securities

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

On December 11, 2014, the Company issued 1,800,000 shares for cash at $0.10 per share to unrelated parties.

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

On December 11, 2014, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2014.

On December 11, 2014, the Company issued 152,000 shares of common stock to two employees for services provided in 2014. The issuance of these shares was recorded at fair market value, or $6,080.

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

Overview

We are engaged in the manufacturing of graphene, graphene oxide and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,611,707 (RMB 10 million), including $601,167 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,541 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See “Note 15 — Discontinued Operations” for additional information.

As of and for the period ended December 31, 2014, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales:

	Years ended December 31,
	2014		2013

Sales	$281,620	100.00%	$-	0%

Cost of Goods Sold	163,309	57.99%	-	0%
Gross Profit	118,311	42.01%	-	0%

Operating Expenses
Selling expenses	43,154	15.32%	-	0%
General and administrative	891,808	316.67%	1,072,694	0%
Total operating expenses	934,963	331.99%	1,072,694	0%

Loss from continuing operations before other income (expense) and income taxes	(816,652)	-289.98%	(1,072,694)	0%

Other Income (Expense)
Interest expense	(2,426)	-0.86%	836	0%
Interest income	95	0.03%	149	0%
Other expense	-		-	0%
Other income (expense), net	594	0.21%	(1,038)	0%
Loss from disposal of Xingyong	-		-	0%
Change in fair value of warrants	13,467	4.78%	210,895	0%
Total other expense (income), net	11,730	4.17%	210,842	0%

Loss from continuing operations before income taxes	(804,922)	-285.82%	(861,852)	0%

Income Tax Expense	-	0.00%	-	0%

Net loss from continuing operations	(804,922)	-285.82%	(861,852)	0%
Discontinued operations, net of income taxes	(5,311,304)	-1885.98%	(61,017,028)	0%
Net loss	(6,116,226)	-2171.80%	(61,878,880)	0%

Preferred Stock Dividends	-	0.00%	(8,199)	0%

Net Loss Available To Common Shareholders	(6,116,226)	-2171.80%	(61,887,079)	0%

Fiscal Years Ended December 31, 2014 and 2013

Sales.

During the year ended December 31, 2014, we had sales of $281,620, compared to sales of $nil for the year ended December 31, 2013, an increase of $281,620, or approximately 100.0%. Sales increase was mainly because in December 2013, we acquired Royal Shanghai that generated sales in 2014.

Sales from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $2,981,403 and $9,526,709, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of purchased products. During the year ended December 31, 2014, our cost of goods sold was $163,309, compared to $nil for the cost of goods sold for the year ended December 31, 2013, an increase of $163,309 or approximately 100.0%. The increase in the cost of sales was mainly due to increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $4,248,552 and $32,689,538, respectively and were included in net loss from discontinued operations.

Gross margin.

Our gross margin increased from 0 for the year ended December 31, 2013 to 118,311 for the year ended December 31, 2014. The increase of the gross margin is because in December 2013, we acquired Royal Shanghai that generated sales and gross profit in 2014.

Gross margin from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were losses of $1,267,149 and $23,162,829, respectively, and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $934,963 for the year ended December 31, 2014, compared to $1,072,694 for the year ended December 31, 2013, a decrease of $137,731, or approximately 12.8%. The decrease is mainly because of decreased penalty fee to settle preferred stock.

Operating expenses from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $2,153,231 and $34,305,045, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses increased from $nil for the year ended December 31, 2013 to $43,154 for the year ended December 31, 2014, an increase of $43,154, or 100.0%. The increase is mainly because of increased selling expenses from Royal Shanghai that was acquired in December 2013.

Selling expenses from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $50,184 and $59,626, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $891,808 for the year ended December 31, 2014, compared to $1,072,694 for the year ended December 31, 2013, a decrease of $180,886 or 16.9%. The decrease is mainly because of decreased penalty fee to settle preferred stock.

General and administrative expenses from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $1,965,970 and $33,609,332, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $816,652 for the year ended December 31, 2014, compared to operating loss of $1,072,694 for the year ended December 31, 2013, a decrease of operating loss approximately $256,042, or 23.9%.

Operating loss from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $3,420,380 and $57,467,874, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $2,426 for the year ended December 31, 2014, compared to interest income of $836 for the year ended December 31, 2013, reflecting increased interest expenses on loans from banks. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $13,467 for the year ended December 31, 2014, compared to $210,895 for the year ended December 31, 2013.

Other expenses from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $1,890,924 and $3,549,154, respectively and were included in net loss from discontinued operations.

Income tax.

During the years ended December 31, 2014 and 2013, we had not incurred any income tax expenses.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the year ended December 31, 2014 was $804,922, compared to net loss of $861,852 for the year ended December 31, 2013, a decrease in loss of $56,930, or 6.6%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the years ended December 31, 2014 and 2013 were $5,311,304 and $61,017,028, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the year ended December 31, 2014 was $6,116,226, compared to net loss of $61,878,880 for the year ended December 31, 2013, a decrease of net loss of $55,770,853, or 90.1%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2014 was $334,365, compared to $445,224 for the year ended December 31, 2013, a decrease of $110,859, or 24.9%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $6,116,226, or loss of $0.19 per share (basic and diluted), for the year ended December 31, 2014, compared to net loss of $61,887,079, or loss of $2.39 per share (basic and diluted), for the year ended December 31, 2013.

Liquidity and Capital Resources

All of our business operations are carried out by Royal Shanghai, and all of the cash generated by our operations has been held by that entity. In order to transfer such cash to our parent entity, China Carbon Graphite Group, Inc., which is a Nevada corporation, we would need to rely on dividends, loans or advances made by our PRC subsidiaries. Such transfers may be subject to certain regulations or risks. To date, our parent entity has paid its expenses by raising capital through private placement transactions. In the future, in the event that our parent entity is unable to raise needed funds from private investors, Royal Shanghai would have to transfer funds to our parent entity through our wholly-owned subsidiaries, Royal Hongkong and BVI. Co,.

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

The RMB cannot be freely exchanged into Dollars. The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions. Foreign Investment Enterprises, such as Royal Shanghai, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

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

Our primary capital needs have been meeting our working capital requirements. Our primary sources of financing will be cash generated from loans from banks, equity investment from investors, and borrowings from unrelated parties.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2014, the Company has incurred significant operating losses. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2014.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Our long-term goal is to develop our Royal Shanghai business. During the interim, we expect that anticipated cash flows from future operations, loans and equity investment from unrelated or related parties will be sufficient to fund our operations through at least the next twelve months, provided that:

●	we generate sufficient business so that we are able to generate substantial profits, which cannot be assured;

●	we receive cash from disposal of Xingyong; and

●	we are able to generate savings by improving the efficiency of our operations.

We may require additional equity, debt or bank funding to finance acquisitions or to allow us to develop our Royal Shanghai business, which is one of our primary growth strategies.  We can provide no assurances that we will be able to enter into any additional financing agreements on terms favorable to us, if at all, especially considering the current global instability of the capital markets.

At December 31, 2014, cash and cash equivalents were $30,863, compared to $31,848 at December 31, 2013, a decrease of $985. Our working capital increased by $47,768,854 to $84,400 at December 31, 2014 from a deficit of $47,684,454 at December 31, 2013.

Accounts receivable, net of allowance, were $nil at December 31,2014 and 2013. The increase was mainly due to increased sales during the year ended December 31, 2014. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2014, inventories were $1,136, compared to $450 at December 31, 2013, an increase of $686, or 152.44%. As of December 31, 2014 and December 31, 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of December 31, 2014, prepaid expenses were $7,716, compared to $203,908 at December 31, 2013, a decrease of $196,192, or 96.22%. The decrease in prepaid expenses is attributable to amortization of prepaid services.

Advances to suppliers increased from $10,995 at December 31, 2013 to $16,897 at December 31, 2014, an increase of $5,902. The increase of advances to suppliers is mainly due to increase advanced to suppliers during the year ended December 31, 2014. None allowance for doubtful accounts for the balance of advances to suppliers were reserved as of December 31, 2014 and December 31, 2013, respectively.

Fiscal Year ended December 31, 2014 Compared to Fiscal Year ended December 31, 2013

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31
	2014	2013
Net cash flows provided by (used in) operating activities	$3,060,715	$(2,740,948)
Net cash flows used in investing activities	$(892,381)	$(29,284,155)
Net cash flows provided by (used in) financing activities	$(2,166,642)	$31,923,981

Net cash flow provided by operating activities was 3,060,715 for the year ended December 31, 2014, compared to $2,740,948 used in operating activities for the year ended December 31, 2013, an increase of $5,801,663, or 211.7%. The increase in net cash flow provided by operating activities was mainly due to decreased net loss from discontinued operations and more cash provided by discontinued operations during the year ended December 31, 2014 compared to the same period last year.

Net cash flow used in investing activities was $892,381 for the year ended December 31, 2014, compared to $29,284,155 for the year ended December 31, 2013, a decrease of $28,391,774, or 97.0%. The decrease is mainly due to less cash used in discontinued operations during the year ended December 31, 2014 compared to the same period last year.

Net cash flow used in financing activities was 2,166,642 for the year ended December 31, 2014, compared to $31,923,981 provided by financing activities for the year ended December 31, 2013, a decrease of $34,090,623 or 106.8%. The decrease in net cash flow provided by financing activities was mainly due to less cash provided by discontinued operations during the year ended December 31, 2013 compared to the same period last year.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2014 and 2013.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. No allowance for doubtful accounts was accrued as of December 31, 2014. Management believes that this allowance is sufficient based on a review of customer credit history, historic payment records, aging, the market and other factors.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the years ended December 31, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2014 and 2013.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2014 and 2013 were not significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2014:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2013:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Warrant liability	$13,467	-	-	$13,467

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the years ended December 31, 2014 and 2013.

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

Stock compensation expenses of $nil and $112,664 of were amortized and recognized as general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

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

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Fiscal Years Ended December 31, 2014 and 2013
Report of Independent Registered Public Accounting Firms	F2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity	F-6
Notes to Consolidated Financial Statements	F-7 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Carbon Graphite Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 of the consolidated financial statements, the Company has incurred  negative cash flows from operative activities, and continuing net losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 31, 2015

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

China Carbon Graphite Group, Inc.and subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$30,863	$31,848
Accounts receivable, net	-	-
Advance to suppliers	16,897	10,995
Inventories	1,136	450
Prepaid expenses	7,716	203,908
Shares to be canceled	-	230,000
Other receivables, net	25,084	158,470
Due from related parties	1,611,707	-
Current assets of discontinued operations	-	69,014,897
Total current assets	1,693,403	69,650,568

Goodwill	494,540	494,540

Property and equipment, net	39,388	48,949

Noncurrent assets of discontinued operations	-	61,358,446
Total Assets	$2,227,331	$131,552,503

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$452,428	$459,485
Advance from customers	6,614	-
Shares to be issued	-	600,000
Other payables	865,314	637,850
Due to related parties	229,632	137,932
Dividends payable	55,015	55,015
Current liabilities of discontinued operations	-	115,444,740
Total current liabilities	1,609,003	117,335,022

Amount due to related parties	-	137,932
Warrant Liabilities	-	13,467
Noncurrent liabilities of discontinued operations	-	27,616,930
Total Liabilities	1,609,003	145,103,351

Redeemable convertible series B preferred stock, $0.001 par value;
300,000 shares authorized; 300,000 and 300,000 shares issued
and outstanding at December 31, 2014 and December 31, 2013, respectively.	-	270,000
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
33,670,518 and 26,342,518 shares issued and outstanding at
December 31, 2014 and December 31, 2013, respectively	33,670	26,342
Additional paid-in capital	48,391,103	18,551,966
Accumulated other comprehensive income	137,085	9,428,149
(Accumulated loss) Retained earnings	(47,943,530)	(41,827,304)
Total stockholders' equity	618,328	(13,820,847)
Total Liabilities and Stockholders' Equity	$2,227,331	$131,552,503

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2014 and 2013

	Years ended December 31,
	2014	2013

Sales	$281,620	$-

Cost of Goods Sold	163,309	-

Gross Profit	118,311	-

Operating Expenses
Selling expenses	43,154	-
General and administrative	891,808	1,072,694

Total operating expenses	934,963	1,072,694

Loss from continuing operations before other income (expense) and income taxes	(816,652)	(1,072,694)

Other Income (Expense)
Interest expense	(2,426)	836
Interest income	95	149
Other income (expense), net	594	(1,038)
Change in fair value of warrants	13,467	210,895

Total other expense (income), net	11,730	210,842

Loss from continuing operations before income taxes	(804,922)	(861,852)

Income Tax Expense	-	-

Net loss from continuing operations	(804,922)	(861,852)
Discontinued operations, net of income taxes	(5,311,304)	(61,017,028)
Net loss	(6,116,226)	(61,878,880)

Preferred Stock Dividends	-	(8,199)

Net Loss Available To Common Shareholders	(6,116,226)	(61,887,079)

Other Comprehensive Income
Foreign currency translation gain	334,365	445,224

Total Comprehensive Loss	$(5,781,861)	$(61,433,656)

Share Data
Basic and diluted loss per share
Continued operations	(0.03)	(0.03)
Discontinued operations	(0.16)	(2.36)
Net loss attributable to Common Shareholders	(0.19)	(2.39)

Weighted average common shares outstanding, basic	31,410,507	25,903,011

Weighted average common shares outstanding, diluted	31,410,507	25,903,011

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(6,116,226)	$(61,878,880)
Net loss from discontinued operations	5,311,304	61,017,028
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	8,872	-
Stock compensation	14,080	222,650
Issuance of common stock for service	180,000	-
Change in fair value of warrants	(13,467)	(210,895)
Changes in operating assets and liabilities
Accounts receivable	-	-
Other receivables	130,385	9,600
Advance to suppliers	(6,211)	(1,631)
Inventory	(702)	-
Prepaid expenses	176,788	(125,791)
Accounts payable and accrued liabilities	(7,052)	74,166
Advance from customers	6,660	-
Taxes payable	1,995	-
Other payables	217,656	911,564
Net cash provided by (used in) operating activities – continuing operations	(275,917)	17,811
Net cash provided by (used in) operating activities – discontinued operations	3,336,632	(2,758,759)
Net cash provided by (used in) operating activities	3,060,715	(2,740,948)

Cash flows from investing activities
Acquisition of property, plant and equipment	(444)	-
Cash received in acquisition of business	-	(86,881)
Net cash used in investing activities – continuing operations	(444)	(86,881)
Net cash used in investing activities – discontinued operations	(891,937)	(29,197,274)
Net cash used in investing activities	(892,381)	(29,284,155)

Cash flows from financing activities
Stock issuance for cash	180,000	-
Proceeds from loan from related parties	95,712	-
Net cash used in financing activities – continuing operations	275,712	-
Net cash used in financing activities – discontinued operations	(2,442,354)	31,923,981
Net cash provided by (used in) financing activities	(2,166,642)	31,923,981

Effect of exchange rate fluctuation	(2,677)	3,224

Net increase in cash	(985)	(97,898)

Cash and cash equivalents at beginning of period	31,848	129,746

Cash and cash equivalents at ending of period	$30,863	$31,848

Supplemental disclosure of cash flow information

Interest paid	$64	$5,835,427
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation previously accrued	$22,800	$329,450

Issuance of common stock for acquisition	$600,000	$-
Increase in additional paid-in capital and decrease in other comprehensive income for gain on disposal of Xingyong to a related party	$19,414,076	$-

Cancellation of convertible series B preferred stock	$230,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

	Convertible series B		Common		Convertible series A		Additional		Other	Total
	preferred Stock		Stock		preferred Stock		Paid-In	Retained	Comprehensive	Stockholders'	Comprehensive
	Number	Amount	Number	Amount	Number	Amount	Capital	Earnings	Income	Equity	Income

Balance at December 31, 2012	300,000	$360,000	25,077,518	$25,077	-	$-	$18,223,781	$20,059,775	$8,982,925	$47,291,558	$-

Return of series B stock Principal	-	(90,000)	-	-	-	-	-	-	-	-	-

Issuance of common stock for directors and an employee	-	-	1,025,000	1,025	-	-	255,225	-	-	256,250

Issuance of common stock for consulting service	-	-	240,000	240	-	-	72,960	-	-	73,200

Issuance of common stock for cash	-	-		-			-	-	-	-

Net loss	-	-	-	-	-	-	-	(61,887,079)	-	(61,887,079)	(61,887,079)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	445,224	445,224	445,224

Total comprehensive income	-	-	-	-	-	-	-	-	-	-	$(61,441,854)

Balance at December 31, 2013	300,000	270,000	26,342,518	26,342	-	-	18,551,966	(41,827,304)	9,428,149	(13,820,846)	-

Return of series B stock Principal	-	(270,000)	-	-	-	-	(10,000)	-	-	(10,000)	-

Issuance of common stock for directors and employees	-	-	528,000	528	-	-	36,432	-	-	36,960	-

Issuance of common stock for acquisition	-	-	5,000,000	5,000	-	-	595,000	-	-	600,000	-

Issuance of common stock for cash	-	-	1,800,000	1,800	-	-	178,200	-	-	180,000	-

Net loss	-	-	-	-	-	-	-	(6,116,226)	-	(6,116,226)	(6,116,226)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	334,365	334,365	334,365

Total comprehensive income	-	-	-	-	-	-	-	-	-	-	$(5,781,861)

Disposal of Xingyong	-	-	-	-	-	-	29,039,505	-	(9,625,429)	19,414,076	-

Balance at December 31, 2014	300,000	$0	33,670,518	$33,670	0	$0	$48,391,103	$(47,943,530)	$137,085	$618,328

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

The following paragraphs  briefly describe the key provisions of each contractual agreement that prescribes the Company’s relationship with Xingyong :

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

Business Operations Agreement . Pursuant to the business operations agreement entered into on December 7, 2007 between Yongle, Xingyong, and the shareholders of Xingyong, Xingyong has agreed not to conduct any material transaction or corporate action without obtaining the prior written consent of Yongle. Furthermore, Xingyong and its shareholders have agreed to implement proposals made by Yongle with respect to the operations of Xingyong’s business and the appointment of directors and officers of Xingyong. Yongle may terminate the business operations agreement at any time. The term of the business operations agreement is indefinite.

Option Agreement .Yongle entered into an option agreement on December 7, 2007 with Xingyong and each of the shareholders of Xingyong, pursuant to which Yongle has an exclusive option to purchase, or to designate another qualified person to purchase, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Xingyong owned by the shareholders of Xingyong. To the extent permitted by the PRC laws, the purchase price for the entire equity interest shall equal the actual price designated by Yongle to the extent permitted by relevant laws and regulations. The option agreement has a 10 year term. Upon the request of Yongle, the parties shall extend the term of the option agreement.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements.  The purchase price under the Agreement is $1,611,707 (RMB 10 million), including $601,167 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,541 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See Note 15 — Discontinued Operations for additional information.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2014 and as of December 31, 2013, the Company managed to operate its business with a negative or small working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended December 31, 2014, the Company has incurred significant operating losses, and negative net cash flows from operating activities . The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The consolidated financial statements have been prepared in order to present the financial position and results of operations of the Company, its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

For the years ended December 31, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property and equipment

Property and equipment is stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Machinery and equipment	5 years
Motor vehicle	5 years

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2014 and 2013.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2014 and 2013were $334,365 and $445,224, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2014 and 2013 were $(2,677) and $3,224, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.20 RMB and 6.05 RMB to $1.00 at December 31, 2014 and December 31, 2013, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2014 and 2013 were 6.16 RMB and 6.15 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2014 and 2013.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2014 and 2013, shipping and handling costs were $26,435 and $nil, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $9,674 and is included in other payable of $11,780 as of December 31, 2014 and December 31, 2013, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock was $nil and $808 at December 31, 2014 and December 31, 2013, respectively. The Company recognized a gain of $418 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $390 from the change in fair value of these warrants for the three months ended June 30, 2014and a gain of $nil from the change in fair value of these warrants for the three months ended September 30, 2014and a gain of $nil from the change in fair value of these warrants for the three months ended December 31, 2014.These shares expired on October 15, 2014.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock was $nil and $11,106 at December 31, 2014 and December 31, 2013, respectively. The Company recognized a gain of $1,879 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $9,005 from the change in fair value of these warrants for the three months ended June 30, 2014 and a gain of $160 from the change in fair value of these warrants for the three months ended September 30, 2014and a gain of $62 from the change in fair value of these warrants for the three months ended December 31, 2014.These shares expired on December 22, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock was $nil and $1,553 at December 31, 2014 and December 31, 2013, respectively. The Company recognized a gain of $198 from the change in fair value of these warrants for the three months ended March 31, 2014 and a gain of $1,308 from the change in fair value of these warrants for the three months ended June 30, 2014 and a gain of $20 from the change in fair value of these warrants for the three months ended September 30, 2014and a gain of $26 from the change in fair value of these warrants for the three months ended December 31, 2014. These warrants will expire on January 13, 2015.

In summary, the Company recorded a total amount of $13,467 and $210,895 of changes in fair value of warrants in the consolidate statement of income and comprehensive income for the year ended December 31, 2014 and 2013. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2014	December 31, 2013
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	December 31, 2014	December 31, 2013
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.71
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	December 31, 2014	December 31, 2013
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.98
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

	December 31, 2014	December 31, 2013
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	0.03	1.03
Risk-free interest rate	0.18%	0.18%
Expected volatility	211%	152%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of December 31, 2014:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	1,229,200	$1.51
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as of December 31, 2014	1,229,200	$1.51

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Weighted average shares of common stock outstanding (basic)	31,410,507	25,903,011
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	31,410,507	25,903,011
Net (loss) available to common shareholders	$(6,116,226)	$(61,887,079)
Net (loss) per shares of common stock (basic)	$(0.19)	$(2.39)
Net (loss) per shares of common stock (diluted)	$(0.19)	$(2.39)

For the year ended December 31, 2014, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

For the year ended December 31, 2014, the Company excluded 1,229,200 shares of common stock issuable upon exercise of warrants, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that thefinancial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

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

A reconciliation of the provision for income taxes with amounts determined by the PRC statutory income tax rate to income before income taxes is as follows:

Year ended December 31,
	2014	2013
Computed tax at the PRC statutory rate of 25%	$-	$-
Benefit of tax holiday	-	-
Income tax expenses per books	$-	$-

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

As of December 31, 2014 and 2013, accounts receivable consisted of the following:

	December 31, 2014	December 31, 2013
Amount outstanding	$-	$-
Less: Allowance for doubtful accounts, net	-	-
Net amount	$-	$-

(8)  Advances to Suppliers

As of December 31, 2014 and December 31, 2013, advances to suppliers are advances for finished goods and amounted to $16,897and $10,995, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials.

(9)  Inventories

As of December 31, 2014 and 2013, inventories consisted of the following:

	December 31, 2014	December 31, 2013
Finished goods	$1136	$450
Reserve for slow moving and obsolete inventory	-	-
	$1,136	$450

For the years ended December 31, 2014 and 2013, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2014 and December 31, 2013, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10)  Property and Equipment, net

As of December 31, 2014 and 2013, property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$4,110	$3,761
Motor vehicles	45,024	46,146
Total	49,134	49,907
Less: accumulated depreciation	(9,746)	(958)
	$39,388	$48,949

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2014 and 2013.

For the year ended December 31, 2014 and 2013, depreciation expenses amounted to $8,872 and $nil, respectively.

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

Issuance of Common Stock

(a) Conversion of Series A Preferred Stock

As of December 31, 2014 and 2013, no shares of Series A Preferred Stock are issued or outstanding.

(b) Conversion of Series B Preferred Stock

During the years ended December 31, 2013 and 2014, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. 300,000 shares of Series B Preferred Stock are redeemable by the holder as of December 31, 2012. The Company has reclassified these shares into Temporary Equity since December 31, 2012.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000 plus $40,000 that were already paid. The Company paid $90,000 in 2013 and$270,000 in 2014. The preferred stock will be canceled after all payments are made. The Company plans to cancel the stocks in May 2015.

(c) Stock Issuances for Cash

On December 11, 2014, the Company issued 1,800,000 shares for cash at $0.10 per share to unrelated parties.

(d) Stock Issuances to Consultants

In April 2012, the Company issued an aggregate of 110,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $96,800 was recorded for the expenses and amortized over one year. The amount of $nil and $32,267 was amortized and recognized as a general and administrative expense for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In December 2012, the Company issued an aggregate of 65,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $27,950 was recorded for the expenses and amortized over six months. The amount of $nil and $26,397 was amortized and recognized as a general and administrative expense for the years December 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

In January 2013, the Company issued 30,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $20,400 was recorded for the expenses and amortized over six months. The amount of $nil and $20,400 was amortized and recognized as a general and administrative expense for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2013, these consulting expenses were fully amortized.

On March 28, 2013, the Company issued 30,000 shares of common stock to a consultant for services provided. The issuance of these shares was recorded at fair market value, or $12,000 and fully amortized during the three months ended March 31, 2013.

In May 2013, the Company issued 120,000 shares of common stock pursuant to a consulting agreement in exchange for investor relations services. A fair value of $28,800 was recorded for the expenses and amortized over eight months. The amount of $nil and $28,800 was amortized and recognized as a general and administrative expense for the years ended December 31, 2014 and 2013, respectively .As of December 31, 2013, these consulting expenses were fully amortized.

In July 2013, the Company issued 60,000 shares of common stock pursuant to a consulting agreement in exchange for investor relation’s services. A fair value of $12,000 was recorded for the expenses and amortized over six months. The amount of $nil and $12,000 was amortized and recognized as a general and administrative expense for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2013, these consulting expenses were fully amortized.

(e) Other Stock Issuances

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

On December 11, 2014, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2014.

On December 11, 2014, the Company issued 152,000 shares of common stock to two employees for services provided in 2014. The issuance of these shares was recorded at fair market value, or $6,080.

(f)  Stock Issuances for acquisition

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2014, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the years ended December 31, 2014 and 2013, no payment was made for dividends declared.

(12) Related Parties

As of December 31, 2014 and December 31, 2013, due from related parties amounted to $1,611,707 and $nil. $1,611,707 is receivable from Mr. Jin for disposal of Xingyong. (see Note 15).

As of December 31, 2014 and December 31, 2013, $229,632   and $137,932 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

(13) Other Payable

Other payable amounted $865,314 and $499,918 as of December 31, 2014 and December 31, 2013, respectively.

(14) Business Acquisition

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

The Company accounted for its acquisitions of BVI Co. using the acquisition method of accounting. Accordingly, the results of operations for the year ended December 31, 2013, include the revenues and expenses of the acquired businesses since the effective control date of acquisition on December 31, 2013, which is the date the Company assumed control of BVI Co. pursuant to the terms of the share transfer agreement between the Company and the shareholders of BVI Co.

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

BVI Co’s results of operations are consolidated with the Company effective as December 23, 2012.

(15) Discontinued Operations

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,611,707 (RMB 10 million), including $601,167 (RMB 3.73  million) in cash and the cancellation of the registrant’s repayment obligations of $1,010,541 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The disposal of Xingyong became effective on June 30, 2014 after approved by a special meeting of shareholders.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Xingyong as of discontinuance date December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Total current assets	$57,863,291	$69,014,897

Total noncurrent assets	59,753,754	61,358,446

Total Assets	$117,617,045	$130,373,343

Total current liabilities	$118,967,814	$115,582,672

Total noncurrent liabilities	18,056,644	27,616,930

Total Liabilities	$137,024,458	$143,199,602

The operating results of Xingyong for the years ending December 31, 2014 and 2013 classified as discontinued operations are summarized below:

	Year Ended December 31,
	2014*	2013
Sales	$2,981,403	$9,526,709
Cost of Goods Sold	4,248,552	32,689,538
Gross Profit	(1,267,149)	(23,162,829)
Operating Expenses	2,153,231	34,305,045
Other Income (Expense)	1,890,924	3,549,154
Income Tax Expense	-	-
Net loss	$(5,311,304)	$(61,017,028)

☐	Data for year ended December 31, 2014 only includes data before Xingyong was disposed.

On July 3, 2014, the Company entered into an installment payment agreement (the “Installment Agreement”) with Purchasers. The Installment Agreement is entered in connection with the Purchase Agreement. Pursuant to the Installment Agreement, the Purchasers agreed to pay the purchase price under the Purchase Agreement of $1,611,707 (RMB 10 million) in installments as follows: (1) an initial installment of $96,702 (RMB 0.6 million) in cash plus the cancellation of the registrant’s repayment obligation of $1,010,541 (RMB 6.27 million) to Dengyong Jin, and (2) one or more installments of the remaining $504,464 (RMB 3.13 million) in cash on or before July 25, 2014.  Any amount not paid by such date will accrue interest at 10% annually until payment. Additionally, the closing of the transactions contemplated under the Purchase Agreement shall close concurrently with the final installment. In connection with the foregoing initial installment, the Company and Dengyong Jin entered into an indebtedness cancellation agreement (the “Cancellation Agreement”) concurrently with the Installment Agreement, pursuant to which Mr. Jin discharged the Company of its obligation to repay him $1,010,541 (RMB 6.27 million), and surrendered all right to collect such amount from the Company.

(16) Subsequent events

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 31, 2013, the Company dismissed its independent registered public accounting firm, BDO China Dahua CPA Co., Ltd. (“ BDO China Dahua ”).

The reports of BDO China Dahua on the consolidated financial statements of the Company as of December 31, 2012 and 2011 and for the years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

On March 31, 2013, concurrent with the dismissal of BDO China Dahua CPA Co., Ltd., China Carbon Graphite Group, Inc. (the “ Company ”), upon the approval of the Company’s audit committee, engaged KCCW Accountancy Corp. (“ KCCW”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective immediately. During the years ended December 31, 2012, and any subsequent period through the date hereof prior to the engagement of KCCW, neither the Company, nor someone on its behalf, has consulted KCCW regarding:

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2014. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2014.

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

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	49	Chief Executive Officer, President and Director
Zhenfang Yang	50	Interim Chief Financial Officer
Philip Yizhao Zhang	44	Director
John Qiang Chen	43	Director
Hongbo Liu	55	Director
Dong Jin	33	Director
Grace King	59	Senior Vice President of Finance

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

John Qiang Chen. Mr. John Chen has been a director of the Company since November 2009.  Mr. Chen has also been a director of SGOCO Group, Ltd. (also known as SGOCO Technology, Ltd.) since November 2010 and General Steel Holdings, Inc., since March 2005. He has served as chief financial officer of General Steel Holdings, Inc. since May 2004. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China, in 1992. He obtained his Bachelor of Science in Business Administration with a concentration in accounting from California State Polytechnic University in July 1997.

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

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2014 and 2013. None of our executive officers received $100,000 or more compensation during these periods.

Summary Compensation Table

Name and principal position	Year	Salary	Stock Awards (1)	Total
Donghai Yu	2014	$80,000	$-	$80,000
Chief Executive Officer	2013	$80,000	$-	$80,000

Zhenfang Yang	2014	$24,000	$-	$24,000
Interim Chief Financial Officer	2013	$24,000	$-	$24,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the Company.

Director Compensation

In 2014 and 2013, we issued 75,000 and 0 shares of common stock, respectively, to each of Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu for their services as directors and committee members. In 2014 and 2013, we issued 0 and 25,000 shares of common stock, respectively to Mr. Dong Jin for his service as a director and committee member.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2014 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$75,000	$75,000
Philip Yizhao Zhang	$75,000	$75,000
Dong Jin	$-	$-
John Chen	$75,000	$75,000
Hongbo Liu	$75,000	$75,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of March 31, 2015, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is c/o.20955 Pathfinder Road, Suite 200, Diamond Bar, CA.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Sincere Investment (PTC), Ltd. (2)	9,388,172	29.79%
Donghai Yu	120,000	0.38%
Zhenfang Yang	16,000	0.05%
Hongbo Liu	125,000	0.4%
Philip Yizhao Zhang	125,000	0.4%
Dong Jin	25,000	0.08%
John Qiang Chen	100,000	0.32%
All officers and directors as a group (5 persons)	9,899,172	31.41%
5% shareholders: None

(1) Applicable percentages are based on 31,518,518 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2) Lizhong Gao, our former president and a director of the Company, is the president and sole stockholder of Sincere and has the sole power to vote and dispose of the shares owned by Sincere. Mr. Gao is the brother-in-law of Mr. Jin, General Manager of our China operations, the chief executive officer of Xingyong and our former chief executive officer. Sincere holds the shares as trustee for Mr. Jin's wife, Shulian Gao and his sister-in-law Wenyi Li.

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

Messrs. Liu, Zhang and Chen are independent as defined by NASDAQ Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by KCCW Accountancy Corp. (“KCCW”) for the fiscal years ended December 31, 2014 and 2013.

	KCCW
Fee Category	2014	2013
Audit fees	$155,500	$155,500
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$155,500	$155,500

All of the services provided and fees charged by our independent registered accounting firm were approved by the board of directors and audit committee.

Services rendered by KCCW

The following is a summary of the fees for professional services rendered by KCCW for the years ended December 31, 2014 and 2013:

Audit fees. Audit fees for KCCW in 2014 and 2013 represent fees for professional services performed by KCCW for the audit of our 2014 and 2013 annual financial statements and review of each quarter for 2014 and 2013.  Also included are services that are normally provided in connection with statutory and regulatory filings or engagements, including the audit of the financial statements of Talent, Yongle, Xingyong, BVI Co., Royal HK, and Royal Shanghai.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1. The financial statements listed in the “Index to Consolidated Financial Statements.”

2. None.

3. Exhibits:

Exhibit Number	Description
2.1	Exchange Agreement, dated as of December 14, 2007, between the Registrant and Sincere Investment (PTC), Ltd. (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on January 28, 2008).
3.2	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
4.1	Form of Warrant issued to the investors (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
4.2	Warrant issued to Maxim Group LLC (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.1	Business Operations Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.2	Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.3	Option Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.4	Equity Pledge Agreement, dated December 7, 2007, among XingheXingyong Carbon Co., Ltd., XingheYongle Carbon Co., Ltd. and Dengyong Jin (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.5	Consulting Agreement, dated February 9, 2009, between the Company and Ventanta Capital Partners (incorporated by reference to the Form 8-K filed by the Company on February 13, 2009).
10.6	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Company and XingGuang Investment Corporation, Limited (incorporated by reference to the Form 8-K filed by the Company on April 13, 2009).

10.7	Form of Subscription Agreement, dated December 22, 2009, between the Registrant and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.8	Registration Rights Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.9	Securities Escrow Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.10	Loan Agreement, dated August 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.11	Loan Agreement, dated August 23, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.12	Loan Agreement, dated September 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.13	Loan Agreement, dated September 16, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.14	Asset Purchase Agreement by and among the Company, Yongle Carbon Dengyong Jin and Benhua Du, and dated as of June 10, 2014 (incorporated by reference to the Form 8-K filed by the Company on June 16, 2014).
10.15	Installment Payment Agreement by and among the Company, Dengyong Jin and Benhua Du, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
10.16	Indebtedness Cancellation Agreement by and between the Company and Dengyong Jin, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
14	Code of Ethics (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
21	List of Subsidiaries.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 1, 2015	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 1, 2015
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 1, 2015
Zhenfang Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 1, 2015
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	April 1, 2015
John Qiang Chen

/s/ Hongbo Liu	Director	April 1, 2015
Hongbo Liu

/s/ Dong Jin	Director	April 1, 2015
Dong Jin

