Form 10-Q
period 2015-06-30
China Carbon Graphite Group, Inc.
filed 2015-08-19
CIK 1284450

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,670,518 shares of common stock are issued and outstanding as of August 19, 2015.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2015

2

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc. and subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$7,892	$30,863
Advance to suppliers	15,136	16,897
Inventories	2,621	1,136
Prepaid expenses	4,860	7,716
Other receivables, net	23,626	25,084
Due from related parties	1,612,903	1,611,707
Total current assets	1,667,038	1,693,403

Goodwill	494,540	494,540

Property And Equipment, Net	35,986	39,388

Total Assets	$2,197,564	$2,227,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$519,217	$452,428
Advance from customers	4,585	6,614
Other payables	897,104	865,314
Due to related parties	254,480	229,632
Dividends payable	55,015	55,015
Total current liabilities	1,730,401	1,609,003

Total Liabilities	1,730,401	1,609,003

Redeemable convertible series B preferred stock, $0.001 par value;
300,000 shares authorized; 300,000 and 300,000 shares issued
and outstanding at June 30, 2015 and December 31, 2014, respectively.	-	-
Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized
33,670,518 and 33,670,518 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	33,670	33,670
Additional paid-in capital	48,391,103	48,391,103
Accumulated other comprehensive income	137,986	137,085
(Accumulated loss) Retained earnings	(48,095,596)	(47,943,530)
Total stockholders' equity	467,163	618,328
Total Liabilities and Stockholders' Equity	$2,197,564	$2,227,331

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Sales	$24,672	$64,637	$28,836	$65,571

Cost of Goods Sold	5,191	39,750	10,477	39,750

Gross Profit	19,481	24,887	18,359	25,821

Operating Expenses
Selling expenses	5,652	12,463	10,460	13,857
General and administrative	91,755	605,228	197,421	794,288

Total operating expenses	97,407	617,691	207,881	808,145

Loss from continuing operations before other income (expense) and income taxes	(77,926)	(592,804)	(189,522)	(782,324)

Other Income (Expense)
Interest expense	(830)	(1,456)	(976)	(1,475)
Interest income	-	(11)	-	95
Other income (expense), net	21,056	(426)	38,432	311
Change in fair value of warrants	-	10,703	-	13,198

Total other expense (income), net	20,226	8,810	37,456	12,129

Loss from continuing operations before income taxes	(57,700)	(583,994)	(152,066)	(770,195)

Income Tax Expense	-	-	-	-

Net loss from continuing operations	(57,700)	(583,994)	(152,066)	(770,195)
Discontinued operations, net of income taxes	-	(2,775,064)	-	(5,311,304)
Net loss	(57,700)	(3,359,058)	(152,066)	(6,081,499)

Preferred Stock Dividends	-	-	-	-

Net Loss Available To Common Shareholders	(57,700)	(3,359,058)	(152,066)	(6,081,499)

Other Comprehensive Income
Foreign currency translation gain	(121)	(44,858)	901	335,391

Total Comprehensive Loss	$(57,821)	$(3,403,916)	$(151,165)	$(5,746,108)

Share Data
Basic and diluted loss per share
Continued operations	(0.00)	(0.02)	(0.00)	(0.02)
Discontinued operations	0.00	(0.09)	0.00	(0.17)
Net loss attributable to Common Shareholders	(0.00)	(0.11)	(0.00)	(0.19)

Weighted average common shares outstanding, basic	33,670,518	31,518,518	33,670,518	31,062,916

Weighted average common shares outstanding, diluted	33,670,518	31,518,518	33,670,518	31,062,916

  The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(152,066)	$(6,081,499)
Net loss from discontinued operations	-	5,311,304
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	4,492	4,415
Change in fair value of warrants	-	(13,198)
Changes in operating assets and liabilities
Accounts receivable	-	(32,575)
Other receivables	1,468	421,476
Advance to suppliers	1,768	(44,855)
Inventory	(1,478)	(8,965)
Prepaid expenses	-	(3,212)
Accounts payable and accrued liabilities	66,788	141,133
Advance from customers	(2,027)	62,954
Taxes payable	2,852	(1,161)
Other payables	31,733	352,520
Net cash provided by (used in) operating activities – continuing operations	(46,470)	108,337
Net cash provided by (used in) operating activities – discontinued operations	-	3,333,225
Net cash (used in) operating activities	(46,470)	3,441,562

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,072)	(443)
Net cash used in investing activities – continuing operations	(1,072)	(443)
Net cash used in investing activities – discontinued operations	-	(891,025)
Net cash used in investing activities	(1,072)	(891,468)

Cash flows from financing activities
Proceeds from loan from related parties	24,601	(135,370)
Net cash used in financing activities – continuing operations	24,601	(135,370)
Net cash used in financing activities – discontinued operations	-	(2,439,859)
Net cash provided by financing activities	24,601	(2,575,229)

Effect of exchange rate fluctuation	(30)	(2,548)

Net (decrease) increase in cash	(22,971)	(27,683)

Cash and cash equivalents at beginning of period	30,863	31,848

Cash and cash equivalents at ending of period	$7,892	$4,165

Supplemental disclosure of cash flow information

Interest paid	$977	$-
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$-	$22,880

Issuance of common stock for acquisition	$-	$600,000

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”). Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements. The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,612,903 (RMB 10 million), including $601,613 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,011,290 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Liquidity and Working Capital Deficit

As of June 30, 2015 and as of December 31, 2014, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2015, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2014. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.

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

The financial statements have been prepared in order to present the financial position and results of operations of the Company and its subsidiaries whose financial condition consolidated with the Company pursuant to ASC Topic 810-10, Consolidation, in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated.

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

For the six months ended June 30, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2015 and 2014.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2015 and 2014 were $(121) and $(44,858), respectively. Translation adjustments for the six months ended June 30, 2015 and 2014 were $901 and $335,391, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2015 and 2014 were $(30) and $(2,548), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.20 RMB and 6.20 RMB to $1.00 at June 30, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2015 and 2014 were 6.22 RMB and 6.17 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2015 and 2014.

Cost of goods sold

Cost of goods sold consists primarily of the costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2015 and 2014, shipping and handling costs were $3,106 and $8,994, respectively. For the six months ended June 30, 2015 and 2014, shipping and handling costs were $6,291 and $8,994, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2015 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $4,860 and is included in prepaid expenses of $7,716 as of June 30, 2015 and December 31, 2014, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock were both $nil at June 30, 2015 and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015. These shares expired on October 15, 2014.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock were both $nil at June 30, 2015, and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015. These shares expired on December 22, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock were both $nil at June 30, 2015 and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015. These warrants will expire on January 13, 2015.

In summary, the Company recorded a total amount of $ nil of changes in fair value of warrants in the Consolidate statement of income and comprehensive income for the three and six months ended June 30, 2015. Each reporting period, the change in fair value is recorded into other income (expense).

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of June 30, 2015:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2015
	2015	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	100,000	$1.51
Granted	-	-
Exercised	-	-
Expired	(100,000)	-
Outstanding as of June 30, 2015	-	$-

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

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Weighted average shares of common stock outstanding (basic)	33,670,518	31,062,916
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,670,518	31,062,916
Net (loss) available to common shareholders	$(152,066)	$(6,081,499)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.19)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.19)

For the six months ended June 30, 2015, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Weighted average shares of common stock outstanding (basic)	33,670,518	31,518,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,670,518	31,518,518
Net (loss) available to common shareholders	$(57,700)	$(3,359,058)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.11)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.11)

For the three months ended June 30, 2015, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2015 and 2014 included net income and foreign currency translation adjustments.

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

(7) Advances to Suppliers

As of June 30, 2015 and December 31, 2014, advances to suppliers are advances for raw materials and amounted to $15,136 and $16,897, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials.

(8) Inventories

As of June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Finished goods	$2,621	$1,136
Reserve for slow moving and obsolete inventory	-	-
	$2,621	$1,136

For the six months ended June 30, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2015 and December 31, 2014, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Property, plant and Equipment, net

As of June 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Machinery and equipment	$5,188	$4,110
Motor vehicles	45,057	45,024
Total	50,245	49,134
Less: accumulated depreciation	(14,259)	(9,746)
	$35,986	$39,388

For the three months ended June 30, 2015 and 2014, depreciation expenses amounted to $2,260 and $4,415, respectively. For the six months ended June 30, 2015 and 2014, depreciation expenses amounted to $4,492 and $4,415, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2015 and 2014.

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

Issuance of Common Stock

(a) Conversion of Series B Preferred Stock

During the six months ended June 30, 2015, the Company issued an aggregate of 0 shares of common stock to holders of Series B Preferred Stock upon the conversion of an aggregate of 0 shares of Series B Preferred Stock. 300,000 shares of Series B Preferred Stock are redeemable by the holder as of December 31, 2012. The Company has reclassified these shares into Temporary Equity since December 31, 2012.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000 plus $40,000 that were already paid. The Company paid $90,000 in 2013 and $270,000 in 2014, respectively, and has fully paid off the settlement as the date of this Quarterly Report. The Company is in the process to cancel the stocks because all payments are made

(b) Stock Issuances For Compensation

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2015, no Escrow shares have been transferred to investors or returned to the Company.

(11) Related Parties

As of June 30, 2015 and December 31, 2014, due from related parties amounted to $1,612,903 and $1,611,707. $1,612,903 is receivable from Mr. Jin for disposal of Xingyong. (see Note 13).

As of June 30, 2015 and December 31, 2014, $254,480 and $229,632 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

(12) Other Payable

Other payable amounted $897,104 and $865,314 as of June 30, 2015 and December 31, 2014, respectively.  Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(13) Discontinued Operations

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”). Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements. The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,612,903 (RMB 10 million), including $601,613 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,011,290 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Xingyong as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Total current assets	$-	$57,863,291

Total noncurrent assets	-	59,753,754

Total Assets	$-	$117,617,045

Total current liabilities	$-	$118,967,814

Total Non current liabilities	-	18,056,644

Total Liabilities	$-	$137,024,458

The operating results of Xingyong for the three and six months ended June 30, 2015 and 2014 classified as discontinued operations are summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Sales	$-	$1,670,582	$-	$2,981,403
Cost of Goods Sold	-	2,516,039	-	4,248,552
Gross Profit	-	(845,457)	-	(1,267,149)
Operating Expenses	-	1,039,776	-	2,153,231
Other Income (Expense)	-	889,831	-	1,890,924
Income Tax Expense	-	-	-	-
Net loss	$-	$(2,775,064)	$-	$(5,311,304)

●	Data for six months ended June 30, 2015 only includes data before Xingyong was disposed.

On July 3, 2014, the Company entered into an installment payment agreement (the “Installment Agreement”) with Purchasers. The Installment Agreement is entered in connection with the Purchase Agreement. Pursuant to the Installment Agreement, the Purchasers agreed to pay the purchase price under the Purchase Agreement of $1,612,903 (RMB 10 million) in installments as follows: (1) an initial installment of $96,790 (RMB 0.6 million) in cash plus the cancellation of the registrant’s repayment obligation of $1,011,290 (RMB 6.27 million) to Dengyong Jin, and (2) one or more installments of the remaining $601,613 (RMB 3.73 million) in cash on or before July 25, 2014. Additionally, the closing of the transactions contemplated under the Purchase Agreement shall close concurrently with the final installment. In connection with the foregoing initial installment, the Company and Dengyong Jin entered into an indebtedness cancellation agreement (the “Cancellation Agreement”) concurrently with the Installment Agreement, pursuant to which Mr. Jin discharged the Company of its obligation to repay him $1,011,290 (RMB 6.27 million), and surrendered all right to collect such amount from the Company.

(14) Subsequent Events

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2015 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,612,903 (RMB 10 million), including $601,613 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $1,011,290 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  The disposal of Xingyong became effective on June 30, 2014 after approved by a special meeting of shareholders.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See Note 13 — Discontinued Operations for additional information.

As of and for the period ended June 30, 2015, the Company has incurred operating losses and working capital deficit from operating activities. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Three months ended June 30, 2015 and 2014

Sales.

During the three months ended June 30, 2015, we had sales of $24,672, compared to sales of $64,637 for the three months ended June 30, 2014, a decrease of $39,965, or approximately 61.83%. Sales decrease was mainly attributable to the decrease in demand for products among consumers in the market.

Sales from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $1,670,582, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended June 30, 2015, our cost of goods sold was $5,191, compared to $39,750 for the cost of goods sold for the three months ended June 30, 2014, a decrease of $34,559 or approximately 86.94%. The decrease in the cost of sales was primarily attributable to the decrease in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $2,516,039, respectively and were included in net loss from discontinued operations.

Gross profit.

Our gross profit decreased from $24,887 for the three months ended June 30, 2014 to $19,481 for the three months ended June 30, 2015. The decrease of the gross profit is mainly attributed to the decrease in sales.

Gross profit from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were nil and a loss of $845,457, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $97,407 for the three months ended June 30, 2015, compared to $617,691 for the three months ended June 30, 2015, a decrease of $520,284, or approximately 84.23%. The decrease is mainly attributed to the decrease in compensation expenses, legal expenses and other professional expenses.

Operating expenses from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $1,039,776, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses decreased from $12,463 for the three months ended June 30, 2014 to $5,652 for the three months ended June 30, 2015, a decrease of $6,811, or 54.65%. The decrease is mainly attributed to the decrease in sales.

Selling expenses from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $36,854, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $91,755 for the three months ended June 30, 2015, compared to $605,228 for the three months ended June 30, 2014, a decrease of $513,473, or 84.84%. The decrease is mainly attributed to the decrease in compensation expenses, legal expense, and other professional fees.

General and administrative expenses from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $1,002,922, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $77,926 for the three months ended June 30, 2015, compared to operating loss of $592,804 for the three months ended June 30, 2014, a decrease of approximately $514,878, or 86.85%.

Loss from operations from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $1,885,233, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $830 for the three months ended June 30, 2015, compared to $1,456 for the three months ended June 30, 2014. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $0 for the three months ended June 30, 2015, compared to $10,703 for the three months ended June 30, 2014.

Other expense from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $889,831, respectively and were included in net loss from discontinued operations.

Income tax.

During the three months ended June 30, 2015 and 2014, we did not incur any income tax due for these periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the three months ended June 30, 2015 was $57,700, compared to net loss of $583,994 for the three months ended June 30, 2014, a decrease of $526,294, or 90.12%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the three months ended June 30, 2015 and 2014 were $0 and $2,775,064, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the three months ended June 30, 2015 was $57,700, compared to net loss of $3,359,058 for the three months ended June 30, 2014, a decrease of $3,301,358, or 98.28%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2015 was $121, compared to $44,858 for the three months ended June 30, 2014, a decrease of $44,737 or 99.73%.

Net loss available to common stockholders.

Net loss available to our common stockholders was $57,700, or $0.00 per share (basic and diluted), for the three months ended June 30, 2015, compared to net loss of $3,359,058 or net loss of $0.11 per share (basic and diluted), for the three months ended June 30, 2014.

Six months ended June 30, 2015 and 2014

Sales.

During the six months ended June 30, 2015, we had sales of $28,836, compared to sales of $65,571 for the six months ended June 30, 2014, a decrease of $36,735, or approximately 56.02%. Sales decrease was mainly attributable to the decrease in demand for products among consumers in the market.

Sales from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $2,981,403, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the six months ended June 30, 2015, our cost of goods sold was $10,477, compared to $39,750 for the cost of goods sold for the six months ended June 30, 2014, a decrease of $29,273 or approximately 73.64%. The decrease in the cost of sales was primarily attributable to the decrease in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $4,248,552, respectively and were included in net loss from discontinued operations.

Gross profit.

Our gross profit decreased from $25,821 for the six months ended June 30, 2014 to $18,359 for the six months ended June 30, 2015. The decrease of the gross profit is mainly attributed to the decrease in sales.

Gross profit from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were nil and a loss of $1,267,149, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $207,881 for the six months ended June 30, 2015, compared to $808,145 for the six months ended June 30, 2014, a decrease of $600,264, or approximately 74.28%. The decrease is mainly attributed to the decrease in compensation expenses, legal expenses and other professional expenses.

Operating expenses from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $2,153,231, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses decreased from $13,857 for the six months ended June 30, 2014 to $10,460 for the six months ended June 30, 2015, a decrease of $3,397, or 24.51%. The decrease is mainly attributed to the decrease in sales.

Selling expenses from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $50,184, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $197,421 for the six months ended June 30, 2015, compared to $794,288 for the six months ended June 30, 2014, a decrease of $596,867, or 75.14%. The decrease is mainly attributed to the decrease in compensation expenses, legal expense, and other professional fees.

General and administrative expenses from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $2,103,047, respectively and were included in net loss from discontinued operations.

Loss from operations.

As a result of the factors described above, operating loss was $189,522 for the six months ended June 30, 2015, compared to operating loss of $782,324 for the six months ended June 30, 2014, a decrease of approximately $592,802, or 75.77%.

Loss from operations from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $3,420,380, respectively and were included in net loss from discontinued operations.

Other income and expenses.

Our interest expense was $976 for the six months ended June 30, 2015, compared to $1,475 for the six months ended June 30, 2014. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $0 for the six months ended June 30, 2015, compared to $13,198 for the six months ended June 30, 2014.

Other expense from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $1,890,924, respectively and were included in net loss from discontinued operations.

Income tax.

During the six months ended June 30, 2015 and 2014, we did not incur any income tax due for these periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the six months ended June 30, 2015 was $152,066, compared to net loss of $770,195 for the six months ended June 30, 2014, a decrease of $618,129, or 80.26%.

Net loss from discontinued operations.

Net loss from Xingyong (our discontinued business) for the six months ended June 30, 2015 and 2014 were $0 and $5,311,304, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the six months ended June 30, 2015 was $152,066, compared to net loss of $6,081,499 for the six months ended June 30, 2014, a decrease of $5,929,433, or 97.50%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2015 was $901, compared to $335,391 for the six months ended June 30, 2014, a decrease of $334,490 or 99.73%.

Net loss available to common stockholders.

Net loss available to our common stockholders was $152,066, or $0.00 per share (basic and diluted), for the six months ended June 30, 2015, compared to net loss of $6,081,499 or net loss of $0.19 per share (basic and diluted), for the six months ended June 30, 2014.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June, 2015, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended June 30, 2015.

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

At June 30, 2015, cash and cash equivalents were $7,892, compared to $30,863 at December 31, 2014, a decrease of $22,971. Our working capital deficit decreased by $21,037 to a deficit of $63,363 at June 30, 2015 from $84,400 at December 31, 2014.

As of June 30, 2015, inventories were $2,621, compared to $1,136 at December 31, 2014, an increase of $1,485, or 130.72%. As of June 30, 2015 and December 31, 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of June 30, 2015, prepaid expenses were $4,860, compared to $7,716 at December 31, 2014, a decrease of $2,856, or 37.01%. The decrease in prepaid expenses is attributed to amortization of prepaid services.

Advances to suppliers decreased from $16,897 at December 31, 2014 to $15,136 at June 30, 2015, a decrease of $1,761. The decrease of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the three months ended June 30, 2015. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of June 30, 2015 and December 31, 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth information about our net cash flow for the six months indicated:

Cash Flows Data:

	For Six Months Ended June 30
	2015	2014
Net cash flows provided by operating activities	$(46,470)	$3,441,562
Net cash flows used in investing activities	$(1,072)	$(891,468)
Net cash flows provided by financing activities	$24,601	$(2,575,229)

Net cash flow used in operating activities was $46,470 for the six months ended June 30, 2015, compared to $3,441,562 provided by operating activities for the six months ended June 30, 2014, a decrease of $3,488,032, or 101.35%. The decrease in net cash flow used in operating activities was mainly due to decreased net loss from discontinued operations and less cash provided by discontinued operations during the six months ended June 30, 2015 compared to that of the same period last year.

Net cash flow used in investing activities was $1,072 for the six months ended June 30, 2015, compared to $891,468 for the six months ended June 30, 2014, a decrease of $890,396, or 99.88%. The decrease is mainly due to less cash used in discontinued operations during the six months ended June 30, 2015 compared to that of the same period last year.

Net cash flow provided by financing activities was $24,601 for the six months ended June 30, 2015, compared to $2,575,229 used in financing activities for the six months ended June 30, 2014, an increase of $2,599,830 or 100.96%. The increase in net cash flow provided by financing activities was mainly due to more cash provided by operations during the six months ended June 30, 2015 compared to that of the same period last year.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three and six months ended June 30, 2015 and 2014.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of June 30, 2015.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three and six months ended June 30, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and six months ended June 30, 2015 and 2014.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three and six months ended June 30, 2015 and 2014 were not significant.

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of June 30, 2015:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2015
	2015	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was used to calculate fair value on a recurring basis as of December 31, 2014:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

Please see Note 3 contained in the Notes to the Consolidated Financial Statements for a description of our warrant liability for the six months ended June 30, 2015 and 2014.

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

No stock compensation expenses was amortized and recognized as general and administrative expenses for the six months ended June 30, 2015 and 2014, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 19, 2015	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 19, 2015	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

