Form 10-K
period 2015-12-31
China Carbon Graphite Group, Inc.
filed 2016-04-13
CIK 1284450

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The number of shares of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was 21,474,346. The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Markets quotation service, as of June 30, 2015 was $837,499.49.

The number of shares of the registrant’s common stock outstanding as of March 31, 2016 was 33,934,518.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

Organizational Structure

We were incorporated in Nevada on February 13, 2003 as Achievers Magazine Inc. On December 17, 2007, we completed a reverse merger with Talent International Investment Limited, a company incorporated in the British Virgin Islands on February 1, 2007 (“Talent”). Following the reverse merger, our name was changed to “China Carbon Graphite Group, Inc.”

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

Xingyong’s principal stockholder and chief executive officer is Mr. Denyong Jin, our former chief executive officer and General Manager of our China operations.  Mr. Dengyong Jin owns 1,000,000 shares of our common stock as of December 31, 2015. Members of Mr. Jin’s family have control of Sincere Investment (PTC), Ltd. (“Sincere”), which owns approximately 27.88% of the outstanding shares of our common stock as of December 31, 2015.

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

Sale of Yongle. On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement is $1,543,734  (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. In connection with this transaction and as of December 31, 2015, Company has not received the $1,543,734 of the total purchase price and adjusted the note receivable as a bad debt expense.

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

As of December 31, 2015 and 2014, we had 7 full-time employees.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2015, the Company has incurred significant operating losses and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2015 as compared to the same period prior year, and the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We have incurred significant net losses in each of the years in 2014 and 2015. We have funded our operations through equity financings and loans. We anticipate that our revenue will not significantly increase from current level in the near future, thereby leading to continued losses until we further develop our business.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by significant decreases of demand during periods of economic weakness. In 2015, the Chinese steel industry experienced a significant decrease in demand, which in turn led to a significant decrease in demand for our products, which serve as raw materials for the steel industry.

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

As of December 31, 2015, Sincere owned 27.88% of our outstanding common stock. Family members of Mr. Denyong Jin, General Manager of our China operations, have control of Sincere. As a result, they exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interests of the Company.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

Our principal executive office is located at 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765, and our telephone number is (909) 843-6518. As of March 31, 2016, the Company leased its corporate mailing address for an annual fee of $1,440.

Royal Shanghai rented two office spaces in Shanghai China. The lease term for one of the office space is from January 1, 2015 to March 31, 2017. The monthly rent is approximately $3,425(RMB 21,517). The term for the second office space is from January 5, 2015 to March 31, 2017. The monthly rent is approximately $2,917(RMB 18,329).

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

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “CHGI”.  As of March 31, 2016, the closing price for our common stock was $0.05 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High		Low
Fiscal Year Ended December 31, 2016
First Quarter		$0.04		$0.01
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Four Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2015
First Quarter		$0.06		$0.03
Second Quarter		$0.05		$0.02
Third Quarter		$0.04		$0.03
Fourth Quarter		$0.05		$0.01

Fiscal Year Ended December 31, 2014
First Quarter		$0.16		$0.11
Second Quarter		$0.14		$0.05
Third Quarter		$0.08		$0.04
Fourth Quarter		$0.09		$0.03

Number of Holders of Our Common Stock

As of March 31, 2016, there were 45 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2015, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding . Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Redemption of Series B Preferred Stock

On December 22, 2011, all outstanding shares of Series B Preferred Stock became redeemable.  The redeemable preferred stock was recorded as temporary equity as of December 31, 2014 and December 31, 2015. The redemption price for the outstanding shares of Series B Preferred Stock is $320,000.   In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000 plus $40,000 that were already paid. The Company paid $90,000 in 2013 and $270,000 in 2014, respectively, and has fully paid off the settlement as the date of this Annual Report. CNH returned the stock certificates representing the Series B Preferred Stock and all of the issued and outstanding Series B Preferred Stock have been cancelled as of December 31, 2015.

Recent Sales of Unregistered Securities

On March 8, 2016, the Company issued an aggregate of 200,000 shares of common stock to five directors as compensation for services rendered. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On March 8, 2016, the Company issued 50,000 and 32,000 shares of common stock to its CEO, Donghai Yu and CFO, Zhenfang Yang for services rendered, respectively. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously  advanced by Dengyong Jin to the Company.  As of December 31, 2015, $1,543,734 has been adjusted to bad debt expenses and the Company deems the debt to be uncollectible. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented. See “ Note 15 — Discontinued Operations ” for additional information.

As of and for the period ended December 31, 2015, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales:

	Years ended December 31,
	2015		2014

Sales	$323,369	100.00%	$281,620	100.00%

Cost of Goods Sold	244,993	75.76%	163,309	57.99%
Gross Profit	78,376	24.24%	118,311	42.01%

Operating Expenses
Selling expenses	26,794	8.29%	43,155	15.32%
General and administrative	958,895	296.53%	891,808	316.67%
Bad debt expense - related party	1,543,734	477.39%	-	-
Total operating expenses	2,529,423	782.21%	934,963	331.99%

Loss from continuing operations before other income (expense) and income taxes	(2,451,047)	-757,97%	(816,652)	-289.98%

Other Income (Expense)
Interest expense	(2,117)	-0.65%	(2,426)	-0.86%
Interest income	-	-	95	0.03%
Other income (expense), net	82,699	25.57%	594	0.21%
Change in fair value of warrants	-	-	13,467	4.78%
Total other expense (income), net	80,582	24.92%	11,730	4.17%

Loss from continuing operations before income taxes	(2,370,465)	-733.05%	(804,922)	-285.82%

Income Tax Expense	-	0.00%	-	0.00%

Net loss from continuing operations	(2,370,465)	-733.05%	(804,922)	-285.82%
Discontinued operations, net of income taxes	-	0.00%	(5,311,304)	-1,885.98%
Net loss	(2,370,465)	0.00%	(6,116,226)	-2,171.80%

Preferred Stock Dividends	-	0.00%	-	0.00%

Net Loss Available To Common Shareholders	(2,370,465)	-733.05%	(6,116,226)	-2,171.80%

Fiscal Years Ended December 31, 2015 and 2014

Sale.

During the year ended December 31, 2015, we had sales of $323,369, compared to sales of $281,620 for the year ended December 31, 2014, an increase of $41,749, or approximately 14.82%. Sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Sales from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $2,981,403, respectively and were included in net loss from discontinued operations.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the year ended December 31, 2015, our cost of goods sold was $244,993, compared to $163,309 for the cost of goods sold for the year ended December 31, 2014, an increase of $81,684, or approximately 50.02%. The increase in the cost of sales was primarily attributable to the increase in sales volume.

Cost of goods sold from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $4,248,552, respectively and were included in net loss from discontinued operations.

Gross profit.

Our gross profit decreased from $118,311 for the year ended December 31, 2014 to $78,376 for the year ended December 31, 2015. The decrease of the gross profit is mainly attributed to the increase of costs of goods sold.

Gross profit from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and a loss of $1,267,149, respectively and were included in net loss from discontinued operations.

Operating expenses.

Operating expenses totaled $2,529,423 for the year ended December 31, 2015, compared to $934,963 for the year ended December 31, 2014, an increase of $1,594,460, or approximately 170.54%. The increase is mainly attributed to the increase in bad debt expenses - related party.

Operating expenses from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $2,153,231, respectively and were included in net loss from discontinued operations.

Selling, general and administrative expenses.

Selling expenses decreased from $43,155 for the year ended December 31, 2014 to $26,794 for the year ended December 31, 2015, a decrease of $16,361, or 37.91%. The decrease is mainly attributed to the decrease in professional expenses.

Selling expenses from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $50,184, respectively and were included in net loss from discontinued operations.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses). General and administrative expenses were $958,895 for the year ended December 31, 2015, compared to $891,808 for the year ended December 31, 2014, an increase of $67,087, or 7.52%. The increase is mainly attributed to the increase in compensation expenses, legal expense, and other professional fees.

General and administrative expenses from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $2,103,047, respectively and were included in net loss from discontinued operations.

Bad debt expenses increased from $0 for the year ended December 31, 2014 to $1,543,734 for the year ended December 31, 2015, an increase of $1,543,734, or 100.00%. This is primarily attributable to the uncollectible debt incurred in connection with the sale of Xingyong.

Loss from operations.

As a result of the factors described above, operating loss was $2,451,047 for the year ended December 31, 2015, compared to operating loss of $816,652 for the year ended December 31, 2014, an increase of approximately $1,634,395, or 200.13%.

Loss from operations from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $3,420,380, respectively and were included in net loss from discontinued operations.

Other income and expenses.

 Our interest expense was $2,117 for the year ended December 31, 2015, compared to $2,426 for the year ended December 31, 2014. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $0 for the year ended December 31, 2015, compared to $13,467 for the year ended December 31, 2014.

Other expense from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $1,890,924, respectively and were included in net loss from discontinued operations.

Rental income of $82,501 and $0 were recorded as other income for the years ended December 31, 2015 and 2014, respectively.

Income tax.

During the years ended December 31, 2015 and 2014, we did not incur any income tax due for these periods.

Net loss from continuing operations.

As a result of the factors described above, our net loss from continuing operations for the year ended December 31, 2015 was $2,370,465, compared to net loss of $804,922 for the year ended December 31, 2014, an increase in loss of $1,565,543, or 194.50%.

Net loss from discontinued operations.

 Net loss from Xingyong (our discontinued business) for the years ended December 31, 2015 and 2014 were $0 and $5,311,304, respectively and were included in net loss from discontinued operations.

Net loss.

Our net loss for the year ended December 31, 2015 was $2,370,465, compared to net loss of $6,116,226 for the year ended December 31, 2014, a decrease of net loss of $3,745,761, or 61.24%. The decrease is mainly due to decreased loss from discontinued operations.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2015 was $(60,107), compared to $334,365 for the year ended December 31, 2014, a decrease of $394,472, or 117.98%.

Net income (loss) available to common stockholders.

Net loss available to our common stockholders was $2,370,465, or loss of $0.07 per share (basic and diluted), for the year ended December 31, 2015, compared to net loss of $6,116,226, or loss of $0.19 per share (basic and diluted), for the year ended December 31, 2014.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2015, the Company has incurred significant operating losses. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2015.

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

As of December 31, 2015, cash and cash equivalents were $35,523, compared to $30,863 at December 31, 2014, a decrease of $4,660. Our working capital decreased by $1,927,291 to a deficit of $1,842,891 for the fiscal year ended December 31, 2015 from $84,400 for the fiscal year ended December 31, 2014.

 Accounts receivable, net of allowance, were $25,718 and $nil for the fiscal year ended December 31, 2015 and 2014, respectively. The increase was mainly due to increased sales during the year ended December 31, 2015. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2015, inventories were $2,386, compared to $1,136 at December 31, 2014, an increase of $1,250, or 110.04%. As of December 31, 2015 and December 31, 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of December 31, 2015, prepaid expenses were $211, compared to $7,716 at December 31, 2014, a decrease of $7,505, or 97.26%. The decrease in prepaid expenses is attributable to amortization of prepaid services.

Advances to suppliers decreased from $16,897 at December 31, 2014 to $0 at December 31, 2015, a decrease of $16,897. The decrease of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the year ended December 31, 2015. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of December 31, 2015 and December 31, 2014, respectively.

Fiscal Year ended December 31, 2015 Compared to Fiscal Year ended December 31, 2014

The following table sets forth information about our net cash flow for the years indicated:

Cash Flows Data:

	For Year ended December 31
	2015	2014
Net cash flows provided by operating activities	$82,776	$3,060,715
Net cash flows used in investing activities	$(1,625)	$(892,381)
Net cash flows used in financing activities	$(75,127)	$(2,166,642)

 Net cash flow provided by operating activities was $82,776 for the year ended December 31, 2015, compared to $3,060,715 provided by operating activities for the year ended December 31, 2014, a decrease of $2,977,939, or 97.30%. The decrease in net cash flow provided by operating activities was mainly due to decreased net loss from discontinued operations and less cash provided by discontinued operations during the year ended December 31, 2015 compared to that of the same period last year.

Net cash flow used in investing activities was $1,625 for the year ended December 31, 2015, compared to $892,381 for the year ended December 31, 2014, a decrease of $890,756, or 99.82%. The decrease is mainly due to less cash used in discontinued operations during the year ended December 31, 2015 compared to that of the same period last year.

Net cash flow used in financing activities was $75,127 for the year ended December 31, 2015, compared to $2,166,642 for the year ended December 31, 2014, an increase of $2,091,515 or 96.53%. The decrease in net cash flow used in financing activities was mainly due to more cash provided by operations during the year ended December 31, 2015 compared to that of the same period last year.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2015 and 2014.

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

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2015 and 2014 were not significant.

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

China Carbon Graphite Group, Inc.

Index to Consolidated Financial Statements

Page

Fiscal Years Ended December 31, 2015 and 2014
Report of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 – F-34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the result of its operations and its cash flows for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $48,697,762 as of December 31, 2015. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Walnut, California

April 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31,2014, and the related consolidated statements of operations and comprehensive income, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Carbon Graphite Group, Inc. and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 31, 2015

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$35,523	$30,863
Account Receivable	25,718	-
Advance to suppliers	-	16,897
Inventories	2,386	1,136
Prepaid expenses	211	7,716
Other receivables, net	42,695	25,084
Due from related parties	-	1,611,707
Total current assets	106,533	1,693,403

Goodwill	-	494,540

Property And Equipment, Net	30,646	39,388

Total Assets	$137,179	$2,227,331

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$193,448	$37,316
Accrued payroll - related party	532,623	415,112
Advance from customers	7,260	6,614
Other payables	1,013,994	865,314
Due to related parties	147,083	229,632
Dividends payable	55,015	55,015
Total current liabilities	1,949,423	1,609,003

Total Liabilities	1,949,423	1,609,003

Redeemable convertible series B preferred stock, $0.001 par value; 300,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	-	-
Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 33,670,518 and 33,670,518 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	33,670	33,670
Additional paid-in capital	48,391,103	48,391,103
Accumulated other comprehensive income	76,978	137,085
Accumulated loss	(50,313,995)	(47,943,530)
Total stockholders' equity (deficit)	(1,812,244)	618,328
Total Liabilities and Stockholders' Equity (Deficit)	$137,179	$2,227,331

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2015 and 2014

	Years ended December 31,
	2015	2014

Sales	$323,369	$281,620

Cost of Goods Sold	244,993	163,309
Gross Profit	78,376	118,311

Operating Expenses
Selling expenses	26,794	43,155
General and administrative	958,895	891,808
Bad debt expense – related party	1,543,734	-
Total operating expenses	2,529,423	934,963

Loss from continuing operations before other income (expense) and income taxes	(2,451,047)	(816,652)

Other Income (Expense)
Interest expense	(2,117)	(2,426)
Interest income	-	95
Other income (expense), net	82,699	594
Change in fair value of warrants	-	13,467
Total other expense (income), net	80,582	11,730

Loss from continuing operations before income taxes	(2,370,465)	(804,922)

Income Tax Expense	-	-

Net loss from continuing operations	(2,370,465)	(804,922)
Discontinued operations, net of income taxes	-	(5,311,304)
Net loss	(2,370,465)	(6,116,226)

Other Comprehensive Income
Foreign currency translation gain (loss)	(60,107)	334,365
Total Comprehensive Loss	$(2,430,572)	$(5,781,861)

Share Data
Basic and diluted loss per share
Continued operations	$(0.07)	$(0.03)
Discontinued operations	$0.00	$(0.16)
Net loss per share – basic and diluted	$(0.07)	$(0.19)

Weighted average common shares outstanding, basic	33,670,518	31,410,507

Weighted average common shares outstanding, diluted	33,670,518	31,410,507

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

	Convertible series B		Common		Convertible series A		Additional		Other	Total
	preferred Stock		Stock		preferred Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2013	300,000	$270,000	26,342,518	$26,342	0	$0	$18,551,966	$(41,827,304)	$9,428,149	$(13,820,846)

Return of series B stock Principal	0	(270,000)	-	-	-	-	(10,000)	-	-	(10,000)

Issuance of common stock for directors and employees	-	-	528,000	528	-	-	36,432	-	-	36,960

Issuance of common stock for acquisition	-	-	5,000,000	5,000	-	-	595,000	-	-	600,000

Issuance of common stock for cash	-	-	1,800,000	1,800	0	0	178,200	-	-	180,000

Net loss	-	-	-	-	-	-	-	(6,116,226)	-	(6,116,226)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	334,365	334,365

Total comprehensive income

Disposal of Xingyong							29,039,505		(9,625,429)	19,414,076

Balance at December 31, 2014	300,000	0	33,670,518	33,670	0	0	48,391,103	(47,943,530)	137,085	618,328

Net loss	-	-	-	-	-	-	-	(2,370,465)	-	(2,370,465)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(60,107)	(60,107)

Total comprehensive income

Disposal of Xingyong							-			-

Cancellation of preferred stock	(300,000)									-
Balance at December 31, 2015	-	$-	33,670,518	$33,670	-	$-	$48,391,103	$(50,313,995)	$76,978	$(1,812,244)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(2,370,465)	$(6,116,226)
Net loss from discontinued operations	-	5,311,304
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	8,926	8,872
Impairment of Goodwill	494,540	-
Bad debt expense for related parties receivable	1,543,734	-
Stock compensation	-	14,080
Change in fair value of warrants	-	(13,467)
Changes in operating assets and liabilities
Accounts receivable	(26,517)	-
Other receivables	(19,002)	130,385
Advance to suppliers	16,687	(6,211)
Inventory	(1,337)	(702)
Prepaid expenses	-	176,788
Accounts payable and accrued liabilities	274,950	(7,052)
Advance from customers	954	6,661
Taxes payable	7,402	1,995
Other payables	152,904	217,656
Net cash provided by (used in) operating activities – continuing operations	82,776	(275,917)
Net cash provided by (used in) operating activities – discontinued operations	-	3,336,632
Net cash provided by operating activities	82,776	3,060,715

Cash flows from investing activities
Acquisition of plant and equipment	(1,625)	(444)
Net cash used in investing activities – continuing operations	(1,625)	(444)
Net cash used in investing activities – discontinued operations	-	(891,937)
Net cash used in investing activities	(1,625)	(892,381)

Cash flows from financing activities
Stock issuance for cash	-	180,000
Proceeds from loan from related parties	(75,127)	95,712
Net cash used in financing activities – continuing operations	(75,127)	275,712
Net cash used in financing activities – discontinued operations	-	(2,442,354)
Net cash provided by financing activities	(75,127)	(2,166,642)

Effect of exchange rate fluctuation on cash and cash equivalents	(1,364)	(2,677)

Net (decrease) increase in cash	4,660	(985)

Cash and cash equivalents at beginning of period	30,863	31,848

Cash and cash equivalents at ending of period	$35,523	$30,863

Supplemental disclosure of cash flow information
Interest paid	$2,117	$64
Income taxes paid	$-	$-

Non-cash activities:
Issuance of common stock for compensation	$-	$22,880
Issuance of common stock for acquisition	$-	$600,000
Increase in additional paid-in capital and decrease in other comprehensive income for gain on disposal of Xingyong to a related party	$-	$19,414,076
Cancellation of convertible series B preferred stock	$-	$230,000

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle under the Contractual Arrangements.  The purchase price under the Agreement is $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.  As of December 31, 2015, $1,543,734 has been adjusted to bad debt expenses. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2015 and as of December 31, 2014, the Company managed to operate its business with a negative or small working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the year ended December 31, 2015, the Company has incurred significant operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the years ended December 31, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step is to calculate the fair value of the reporting unit and compare that amount with the carrying amount of the unit, including goodwill. If the carrying amount exceeds the fair value, the company must perform the second step. Second step is to measure the amount of the goodwill impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The company must then recognize any impairment as a loss on its income statement. The Company recorded an impairment expense of $494,540 and $0 for the year ended December 31, 2015 and 2014, respectively.  The goodwill is caused from acquisition of BVI Co. and its subsidiaries Royal HK and Royal Shanghai. BVI Co. and its subsidiaries have a carrying amount exceeding fair value. Thus the Company decides to record impairment for goodwill.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2015 and 2014.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2015 and 2014 were $(60,107) and $334,365, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015 and 2014 were $(1,361) and $(2,677), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.48 RMB and 6.20 RMB to $1.00 at December 31, 2015 and December 31, 2014, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2015 and 2014 were 6.28 RMB and 6.16 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2015 and 2014.

Cost of goods sold

Cost of goods sold consists primarily of the costs of raw materials, freight charges, direct labor, depreciation of plants and machinery, warehousing and overhead associated with the manufacturing process and commission expenses. Cost of goods sold also includes impairment charge of inventories.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2015 and 2014, shipping and handling costs were $17,230 and $26,435, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2015 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions, including the Enterprise Income Tax holiday from Xing He District Local Tax Authority, for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $211 and is included in prepaid expenses of $7,716 as of December 31, 2015 and December 31, 2014, respectively.

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

The fair value of the 2009 Warrants to purchase 200,000 shares of common stock were both $nil at December 31, 2015 and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended September 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended December 31, 2015. These shares expired on October 15, 2014.

The fair value of the 2009 Series B Warrants to purchase 804,200 shares of common stock were both $nil at December 31, 2015 and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended September 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended December 31, 2015. These shares expired on December 22, 2014.

The fair value of 2010 Series B warrants to purchase 100,000 shares of common stock were both $nil at December 31, 2015 and December 31, 2014, respectively. The Company recognized a gain of $nil from the change in fair value of these warrants for the three months ended March 31, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended June 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended September 30, 2015 and a gain of $nil from the change in fair value of these warrants for the three months ended December 31, 2015. These warrants will expire on January 13, 2015.

In summary, the Company recorded a total amount of $nil and $13,467 of changes in fair value of warrants in the consolidate statement of income and comprehensive income for the year ended December 31, 2015 and 2014. Each reporting period, the change in fair value is recorded into other income (expense).

Warrants referred to in the preceding paragraphs do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2015	December 31, 2014
2007 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	-%	0.18%
Expected volatility	-%	211%

	December 31, 2015	December 31, 2014
2009 Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	-%	0.18%
Expected volatility	-%	211%

	December 31, 2015	December 31, 2014
2009 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	-	-
Risk-free interest rate	-%	0.18%
Expected volatility	-%	211%

	December 31, 2015	December 31, 2014
2010 Series B Warrants
Annual dividend yield	-	-
Expected life (years)	-	0.03
Risk-free interest rate	-%	0.18%
Expected volatility	-%	211%

The carrying amount of restricted cash, other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short term nature of these items.

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that was accounted for at fair value on a recurring basis or for purposes of disclosures as of December 31, 2015:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2015
	2015	Level 1	Level 2	Level 3
Warrant liability	$-	-	-	$-

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

Summary of warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	100,000	$1.51
Granted	-	-
Exercised	-	-
Expired	(100,000)	-
Outstanding as of December 31, 2015	-	$-

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Weighted average shares of common stock outstanding (basic)	33,670,518	31,410,507
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,670,518	31,410,507
Net (loss) available to common shareholders	$(2,370,465)	$(6,116,226)
Net (loss) per shares of common stock (basic)	$(0.07)	$(0.19)
Net (loss) per shares of common stock (diluted)	$(0.07)	$(0.19)

For the year ended December 31, 2015, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD for the year ended December 31, 2015 were approximately 55% of the Company’s net sales. Sales to Nurol Teknoloji Sanayi Ve Madenci for the year ended December 31, 2015 were approximately 23% of the Company’s net sales.

In 2015, two suppliers accounted for approximately 92% of total purchases.

(6)  Income Taxes

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 34%.

The People's Republic of China (PRC)

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

Loss before income taxes consists of:

	For the years ended December 31,
	2015	2014
Non-PRC	$(55,632)	$(554,175)
PRC	$(2,314,834)	$(5,562,051)
	$(2,370,465)	$(6,116,226)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2015	2014
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$4,787
Total deferred tax assets, current portion	$-	$4,787
Valuation allowance	$-	$(4,787)
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	$17,106,759	$16,300,800
Total deferred tax assets, non-current portion	$17,106,759	$16,300,800
Valuation allowance	$(17,106,759)	$(16,300,800)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2015, Royal Shanghai had a net operating loss of $667,620 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2015 will expire in years 2016 to 2020 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2015, the operations in the United States of America incurred $50,313,996 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2015 will expire in the year of 2033 to 2035 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	December 31, 2015	December 31, 2014
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

(7)  Accounts Receivable

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

As of December 31, 2015 and 2014, accounts receivable consisted of the following:

	December 31, 2015	December 31, 2014
Amount outstanding	$25,718	$-
Less: Allowance for doubtful accounts, net	-	-
Net amount	$25,718	$-

(8)  Advances to Suppliers

As of December 31, 2015 and December 31, 2014, advances to suppliers are advances for finished goods and amounted to $0 and $16,897, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of raw materials.

(9)  Inventories

As of December 31, 2015 and 2014, inventories consisted of the following:

	December 31, 2015	December 31, 2014
Finished goods	$2,386	$1,136
Reserve for slow moving and obsolete inventory	-	-
	$2,386	$1,136

For the years ended December 31, 2015 and 2014, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2015 and December 31, 2014, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10)  Property and Equipment, net

As of December 31, 2015 and 2014, property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Machinery and equipment	$5,513	$4,110
Motor vehicles	43,125	45,024
Total	48,638	49,134
Less: accumulated depreciation	(17,992)	(9,746)
Property, plant and Equipment, net	$30,646	$39,388

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2015 and 2014.

For the year ended December 31, 2015 and 2014, depreciation expenses amounted to $8,926 and $8,872, respectively.

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

Issuance of Common Stock

(a)  Conversion of Series A Preferred Stock

As of December 31, 2015 and 2014, no shares of Series A Preferred Stock are issued or outstanding.

(b)  Conversion of Series B Preferred Stock

During the years ended December 31, 2014 and 2015, there were no activities for Series B preferred stock. 300,000 shares of Series B Preferred Stock are redeemable by the holder as of December 31, 2012. The Company has reclassified these shares into Temporary Equity since December 31, 2012.

In July 2013, CNH Diversified Opportunities Master Fund LP (“CNH”) filed a lawsuit against the Company in the Southern District of New York. CNH is the sole holder of the Company’s Series B Preferred Stock. In its pleadings, CNH has made a claim against the Company in the amount of approximately $400,000 in connection with the mandatory redemption of their Series B Preferred shares and the parties settled out of court for $320,000 plus $40,000 that were already paid. The Company paid $90,000 in 2013 and $270,000 in 2014, respectively, and has fully paid off the settlement as the date of this Annual Report.  As of December 31, 2015, CNH returned the stock certificates representing the Series B Preferred Stock and all of the issued and outstanding Series B Preferred Stock have been cancelled.

(c)  Stock Issuances for Cash

On December 11, 2014, the Company issued 1,800,000 shares for cash at $0.10 per share to unrelated parties.

(d)  Stock Issuances for Compensation

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

(e)   Stock Issuances for acquisition

On January 16, 2014, the Company issued an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co. The issuance of these shares was recorded at fair market value.

(f)   Shares Held in Escrow

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2015, no Escrow shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the years ended December 31, 2015 and 2014, no payment was made for dividends declared.

(12) Related Parties

As of December 31, 2015 and December 31, 2014, due from related parties amounted to $0 and $1,611,707. $1,543,734 is receivable from Mr. Jin for disposal of Xingyong. As of December 31, 2015, $1,543,734 has been recorded as bad debt expenses. (see Note 15).

As of December 31, 2015 and December 31, 2014, $147,083 and $229,632 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2015 and December 31, 2014, $487,529 and $370,112 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2015 and December 31, 2014, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(13) Other Payable

Other payable amounted $1,013,994 and $865,314 as of December 31, 2015 and 2014, respectively. Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

(15) Discontinued Operations

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers will, following the satisfaction or waiver of applicable conditions to closing, purchase all of the rights and obligations of Yongle under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong. The purchase price under the Agreement is $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73  million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company. The disposal of Xingyong became effective on June 30, 2014 after approved by a special meeting of shareholders. As of December 31, 2015, $1,543,734 has been adjusted to bad debt expenses due to collectability.

The Company’s results of operations related to Xingyong have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for Xingyong as of discontinuance date December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Total current assets	$-	$57,863,291

Total noncurrent assets	-	59,753,754

Total Assets	$-	$117,617,045

Total current liabilities	$-	$118,967,814

Total noncurrent liabilities	-	18,056,644

Total Liabilities	$-	$137,024,458

The operating results of Xingyong for the years ending December 31, 2015 and 2014 classified as discontinued operations are summarized below:

	Year Ended December 31,
	2015	2014
Sales	$-	$2,981,403
Cost of Goods Sold	-	4,248,552
Gross Profit	-	(1,267,149)
Operating Expenses	-	2,153,231
Other Income (Expense)	-	1,890,924
Income Tax Expense	-	-
Net loss	$-	$(5,311,304)

☐	Data for year ended December 31, 2015 only includes data before Xingyong was disposed.

On July 3, 2014, the Company entered into an installment payment agreement (the “Installment Agreement”) with Purchasers. The Installment Agreement is entered in connection with the Purchase Agreement. Pursuant to the Installment Agreement, the Purchasers agreed to pay the purchase price under the Purchase Agreement of $1,543,734 (RMB 10 million) in installments as follows: (1) an initial installment of $92,624 (RMB 0.6 million) in cash plus the cancellation of the registrant’s repayment obligation of $967,921 (RMB 6.27 million) to Dengyong Jin, and (2) one or more installments of the remaining $483,189 (RMB 3.13 million) in cash on or before July 25, 2014 .   Any amount not paid by such date will accrue interest at 10% annually until payment. Additionally, the closing of the transactions contemplated under the Purchase Agreement shall close concurrently with the final installment. In connection with the foregoing initial installment, the Company and Dengyong Jin entered into an indebtedness cancellation agreement (the “Cancellation Agreement”) concurrently with the Installment Agreement, pursuant to which Mr. Jin discharged the Company of its obligation to repay him $967,921 ( RMB 6.27 million), and surrendered all right to collect such amount from the Company. As of December 31, 2015, $1,543,734 has been adjusted to bad debt expenses.

(16) Lease commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for an annual fee of $1,440.

Royal Shanghai leased two office spaces in Shanghai China. The lease term for one of the office space is from January 1, 2015 to March 31, 2017. The monthly rent is approximately $3,425(RMB 21,517). The lease term for the second office space is from January 5, 2015 to March 31, 2017. The monthly rent is approximately $2,917(RMB 18,329).

The minimum future commitments under lease agreements payable as of December 31, 2015 are as follows:

Year	Amount
2016	$75,254
2017	19,893
2018	1,440
2019	1,440
2020	1,440
Total	$99,467

(17) Subsequent events

On March 8, 2016, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2015. The issuance of these shares was recorded at fair market value.

On March 8, 2016, the Company issued 64,000 shares of common stock to two employees for services provided in 2015. The issuance of these shares was recorded at fair market value.

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 12, 2015, China Carbon Graphite Group, Inc. (the “Company”) dismissed its independent registered public accounting firm, KCCW Accountancy Corp. (“KCCW”). The report of KCCW on the financial statements of the Company the fiscal years ended December 31, 2014 and December 31, 2013, and the related statements of operations, comprehensive loss, changes in stockholders’ deficiency, and cash flows for the fiscal years ended December 31, 2014 and December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern. The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company. During the Company’s two most recent fiscal years ended December 31, 2014 and March 31, 2013 and any subsequent interim periods through August 12, 2015, the date of dismissal, (a) there were no disagreements with KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KCCW, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Concurrently on August 12, 2015, the Board of Directors of the Company engaged TAAD LLP (“TAAD”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2014 and December 31, 2013 and any subsequent interim periods through the date hereof prior to the engagement of TAAD, neither the Company, nor someone on its behalf, has consulted TAAD regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2015. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2015.

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

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	50	Chief Executive Officer, President and Director
Zhenfang Yang	51	Interim Chief Financial Officer
Philip Yizhao Zhang	45	Director
John Qiang Chen	44	Director
Hongbo Liu	56	Director
Dong Jin	34	Director
Grace King	60	Senior Vice President of Finance

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

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2015 and 2014. None of our executive officers received $100,000 or more compensation during these periods.

Summary Compensation Table

Name and principal position	Year	Salary	Stock Awards (1)	Total
Donghai Yu	2015	$75,000	$-	$75,000
Chief Executive Officer	2014	$80,000	$-	$80,000

Zhenfang Yang	2015	$24,000	$-	$24,000
Interim Chief Financial Officer	2014	$24,000	$-	$24,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. These amounts represent grants of a stock awards to Mr. Yu in his capacity as a director of the Company.

Director Compensation

In 2015 and 2014, we issued none and 75,000 shares of common stock, respectively, to each of Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu for their services as directors and committee members.

Director Compensation Table

The following table presents the compensation paid to our directors in respect of fiscal year 2015 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$-	$-
Philip Yizhao Zhang	$-	$-
Dong Jin	$-	$-
John Chen	$-	$-
Hongbo Liu	$-	$-

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of April 5, 2016, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is c/o. 20955 Pathfinder Road, Suite 200, Diamond Bar, CA.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Donghai Yu	220,000	0.65%
Zhenfang Yang	80,000	0.24%
Hongbo Liu	225,000	0.66%
Philip Yizhao Zhang	225,000	0.66%
Dong Jin	25,000	0.07%
John Qiang Chen	175,000	0.52%
All officers and directors as a group (5 persons)	9,899,172	29.17%
5% shareholders: None
Sincere Investment (PTC), Ltd. (2)	9,388,172	27.67%

(1) Applicable percentages are based on 33,934,518 shares outstanding as of April 5, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

Hongbo Liu, Philip Yizhao Zhang and John Qiang Chen are independent as defined by NASDAQ Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $8,000 and $155,000, respectively from TAAD LLP and KCCW Accountancy Corp. for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for any audit related fees from TAAD LLP and KCCW Accountancy Corp., respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1. The financial statements listed in the “Index to Consolidated Financial Statements.”

2. None.

3. Exhibits:

Exhibit Number	Description
2.1	Exchange Agreement, dated as of December 14, 2007, between the Registrant and Sincere Investment (PTC), Ltd. (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on January 28, 2008).
3.2	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
4.1	Form of Warrant issued to the investors (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
4.2	Warrant issued to Maxim Group LLC (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.1	Business Operations Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.2	Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.3	Option Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.4	Equity Pledge Agreement, dated December 7, 2007, among XingheXingyong Carbon Co., Ltd., XingheYongle Carbon Co., Ltd. and Dengyong Jin (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.5	Consulting Agreement, dated February 9, 2009, between the Company and Ventanta Capital Partners (incorporated by reference to the Form 8-K filed by the Company on February 13, 2009).

10.6	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Company and XingGuang Investment Corporation, Limited (incorporated by reference to the Form 8-K filed by the Company on April 13, 2009).
10.7	Form of Subscription Agreement, dated December 22, 2009, between the Registrant and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.8	Registration Rights Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.9	Securities Escrow Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.10	Loan Agreement, dated August 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.11	Loan Agreement, dated August 23, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.12	Loan Agreement, dated September 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.13	Loan Agreement, dated September 16, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.14	Asset Purchase Agreement by and among the Company, Yongle Carbon Dengyong Jin and Benhua Du, and dated as of June 10, 2014 (incorporated by reference to the Form 8-K filed by the Company on June 16, 2014).
10.15	Installment Payment Agreement by and among the Company, Dengyong Jin and Benhua Du, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
10.16	Indebtedness Cancellation Agreement by and between the Company and Dengyong Jin, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
14	Code of Ethics (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
21	List of Subsidiaries. (Incorporated by reference to the Form 10-K filed by the Company on April 1, 2015).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 12, 2016	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 12, 2016
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 12, 2016
Zhenfang Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 12, 2016
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	April 12, 2016
John Qiang Chen

/s/ Hongbo Liu	Director	April 12, 2016
Hongbo Liu

