Form 10-Q
period 2016-03-31
China Carbon Graphite Group, Inc.
filed 2016-05-12
CIK 1284450

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,670,518 shares of common stock are issued and outstanding as of May 11, 2016.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2016

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$61,772	$35,523
Account Receivable	21,674	25,718
Inventories	1,446	2,386
Prepaid expenses	-	211
Other receivables, net	17,255	42,695
Due from related parties	-	-
Total current assets	102,147	106,533

Property And Equipment, Net	28,589	30,646

Total Assets	$130,736	$137,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$150,222	$193,448
Accrued payroll - related party	473,169	532,623
Advance from customers	-	7,260
Other payables	1,170,841	1,013,994
Due to related parties	147,608	147,083
Dividends payable	55,015	55,015
Total current liabilities	1,996,855	1,949,423

Total Liabilities	1,996,855	1,949,423

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 33,934,518 and 33,670,518 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33,934	33,670
Additional paid-in capital	48,398,759	48,391,103
Accumulated other comprehensive income	75,869	76,978
Accumulated deficit	(50,374,681)	(50,313,995)
Total stockholders' deficit	(1,866,119)	(1,812,244)
Total Liabilities and Stockholders' Deficit	$130,736	$137,179

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31,
	2016	2015

Sales	$112,612	$21,415

Cost of Goods Sold	98,385	5,286

Gross Profit	14,227	16,129

Operating Expenses
Selling expenses	5,044	4,808
General and administrative	89,387	105,666
Total operating expenses	94,431	110,474

Loss from continuing operations before other income (expense) and income taxes	(80,204)	(94,345)

Other Income (Expense)
Interest expense, net	(1,026)	(146)
Other income (expense), net	20,544	125
Total other expense (income), net	19,518	(21)

Loss from continuing operations before income taxes	(60,686)	(94,366)

Income Tax Expense	-	-

Net loss	(60,686)	(94,366)

Other Comprehensive Income
Foreign currency translation gain (loss)	(1,109)	1,022
Total Comprehensive Loss	$(61,795)	$(93,344)

Share Data
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	33,737,243	33,670,518

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(60,686)	$(94,366)
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	2,168	2,232
Stock based compensation expense	7,920	-
Changes in operating assets and liabilities
Accounts receivable	4,105	-
Other receivables	25,253	(3,654)
Advance to suppliers	-	4,913
Inventory	937	(3,912)
Accounts payable and accrued liabilities	(103,535)	27,213
Advance from customers	(7,191)	9,031
Taxes payable	1,101	656
Other payables	155,803	7,694
Net cash provided by (used in) operating activities	25,875	(50,193)

Cash flows from investing activities
Acquisition of plant and equipment	-	(1,069)
Net cash used in investing activities	-	(1,069)

Cash flows from financing activities
Proceeds from loan from related parties	(153)	24,535
Net cash (used in) provided by financing activities	(153)	24,535

Effect of exchange rate fluctuation on cash and cash equivalents	527	(93)

Net (decrease) increase in cash	26,249	(26,820)

Cash and cash equivalents at beginning of period	35,523	30,863

Cash and cash equivalents at ending of period	$61,772	$4,043

Supplemental disclosure of cash flow information
Interest paid	$1,026	$146
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries, Golden Ivy Limited, Royal Elite International Limited, Royal Elite new Energy Science and Technology (ShangHai) Co., Ltd., Talent International Investment Limited, and Xinghe Yongle Carbon Co., Ltd.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of March 31, 2016 and as of December 31, 2015, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2016, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016.

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

For the three months ended March 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has no impairment expense for the three months ended March 31, 2016 and 2015.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2016 and 2015.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2016 and 2015 were $6,026 and $1,022, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2016 and 2015 were $527 and $(93), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.45 RMB and 6.48 RMB to $1.00 at March 31, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2016 and 2015 were 6.54 RMB and 6.24 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2016 and 2015.

Cost of goods sold

Cost of goods sold consists primarily of the costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2016 and 2015, shipping and handling costs were $3,076 and $3,185, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2016 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2016, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $211 as of March 31, 2016 and December 31, 2015, respectively.

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

The carrying amount of other receivables, advance to vendors, advances from customers, other payables, accrued liabilities and short-term loans are reasonable estimates of their fair value because of the short-term nature of these items.

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

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Weighted average shares of common stock outstanding (basic)	33,737,243	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,727,243	33,670,518
Net (loss) available to common shareholders	$(60,686)	$(94,366)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.00)

For the three months ended March 31, 2016, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2016 and 2015 included net income and foreign currency translation adjustments.

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

(6) Inventories

As of March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Finished goods	$1,446	$2,386
Reserve for slow moving and obsolete inventory	-	-
	$1,446	$2,386

For the three months ended March 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2016 and December 31, 2015, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(7) Plant and Equipment, net

As of March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Machinery and equipment	$5,539	$5,513
Motor vehicles	43,324	43,125
Total	48,863	48,638
Less: accumulated depreciation	(20,274)	(17,992)
Plant and Equipment, net	$28,589	$30,646

For the three months ended March 31, 2016 and 2015, depreciation expenses amounted to $2,168 and $2,232, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2016 and 2015.

(8) Stockholders’ deficit

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

Issuance of Common Stock

(b)  Stock Issuances For Compensation

On March 8, 2016, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2015. The issuance of these shares was recorded at fair market value at $0.03 per share.

On March 8, 2016, the Company issued 64,000 shares of common stock to the CEO and VP of Finance. The issuance of these shares was recorded at grant date fair market value in 2016.

(c)  Shares Held in Escrow

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2016, no Escrow shares have been transferred to investors or returned to the Company.

(9) Related Parties

As of March 31, 2016 and December 31, 2015, $147,608 and $147,083 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of March 31, 2016 and December 31, 2015, $428,169 and $487,529 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of March 31, 2016 and December 31, 2015, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(10) Other Payable

Other payable amounted $1,170,841 and $1,013,994 as of March 31, 2016 and December 31, 2015, respectively. Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(11) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for an annual fee of $1,440.

Royal Shanghai leased an office space in China, the lease term ends on March 31, 2017. The monthly rent is approximately $2,917 (RMB 18,329).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

As of and for the period ended March 31, 2016, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Sales.

During the three months ended March 31, 2016, we had sales of $112, 612, compared to sales of $21,415 for the three months ended March 31, 2015, an increase of $91,197, or approximately 425.86%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the cost of raw materials, utilities, labor, and depreciation expenses in our manufacturing facilities. During the three months ended March 31, 2016, our cost of goods sold was $98,385, compared to $5,286 for the cost of goods sold for the three months ended March 31, 2015, an increase of $93,099 or approximately 1761.24%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit decreased from $16,129 for the three months ended March 31, 2015 to $14,227 for the three months ended March 31, 2016. The decrease of the gross profit is mainly attributed to the increase in cost of goods sold.

Operating expenses.

Operating expenses totaled $94,431 for the three months ended March 31, 2016, compared to $110,474 for the three months ended March 31, 2016, a decrease of $16,043, or approximately 14.53%. The decrease is mainly attributed to the decrease in general and administrative expenses offset by slight increase of selling expenses.

Selling, general and administrative expenses.

Selling expenses increased from $4,808 for the three months ended March 31, 2015 to $5,044 for the three months ended March 31, 2016, an increase of $238, or 4.9%. The increase is mainly attributed to the increase in sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $89,387 for the three months ended March 31, 2016, compared to $105,666 for the three months ended March 31, 2015, a decrease of $16,279, or 15.41%. The decrease of general and administrative expenses are mainly due to decreased professional expenses because of company’s cost control.

Loss from operations.

As a result of the factors described above, operating loss was $80,204 for the three months ended March 31, 2016, compared to operating loss of $94,345 for the three months ended March 31, 2015, a decrease of approximately $14,141, or 14.99%.

Other income and expenses.

Our  interest expense was $1,026 for the three months ended March 31, 2016, compared to $146 for the three months ended March 31, 2015. Expenses from changes in the fair value of our warrants as a result of adopting ASC 820-10 was $0 for the three months ended March 31, 2016, compared to $0 for the three months ended March 31, 2015.

Rental income of $20,544 and $125 were recorded as other income for the three months ended March 31, 2016 and 2015, respectively.

Income tax.

During the three months ended March 31, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended March 31, 2016 was $60,686, compared to net loss of $94,366 for the three months ended March 31, 2015, a decrease of $33,680, or 35.69%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2016 was $1,109, compared a translation gain of $1,022 for the three months ended March 31, 2015, a decrease of $2,131.

 Net loss available to common stockholders.

Net loss available to our common stockholders was $61,795, or $0.00 per share (basic and diluted), for the three months ended March 31, 2016, compared to net loss of $93,944, or net loss of $0.00 per share (basic and diluted), for the three months ended March 31, 2015.

Liquidity and Capital Resources

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2016, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended March 31, 2016.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. At this point, there can be no assurance that the Company is able to obtain such funding.

Our long-term goal is to develop our Royal Shanghai business. During the interim, we expect that anticipated cash flows from future operations, loans and equity investment from unrelated or related parties, provided that:

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

At March 31, 2016, cash and cash equivalents were $61,772, compared to $35,523 at December 31, 2015, a decrease of $26,249. Our working capital deficit decreased by $6,443 to a deficit of $130,736 at March 31, 2016 from $137,179 at December 31, 2015.

As of March 31, 2016, inventories were $1,446, compared to $2,386 at December 31, 2015, a decrease of $940, or 39.4%. As of March 31, 2016 and December 31, 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of March 31, 2016, prepaid expenses were $0, compared to $211 at December 31, 2015, a decrease of $211, or 100%. The decrease in prepaid expenses is attributed to amortization of prepaid services.

The following table sets forth information about our net cash flow for the three months indicated:

	For Three Months Ended March 31
	2016	2015
Net cash flows provided by (used in) operating activities	$25,875	$(50,193)
Net cash flows used in investing activities	$-	$1,069
Net cash flows (used in) provided by financing activities	$(153)	$24,535

Net cash flow provided by operating activities was $25,875 for the three months ended March 31, 2016, compared to $50,193 used in operating activities for the three months ended March 31, 2015, an increase of $76,068. The increase in net cash flow provided by operating activities was mainly due to decrease in other receivable, increase in other payable, offset by decrease of accounts payable and other liabilities.

Net cash flow used in investing activities was $0 for the three months ended March 31, 2016, compared to $1,069 for the three months ended March 31, 2015, an increase of $1,069, or 100%. The increase is mainly due to there were no acquisition of plant and equipment in the three months ended March 31, 2016.

Net cash flow used in financing activities was $153 for the three months ended March 31, 2016, compared to $24,535 provided by financing activities for the three months ended March 31, 2015, a decrease of $24,688. The decrease in net cash flow provided by financing activities was mainly due to more proceeds received from related parties in the three months ended March 31, 2015.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three and nine months ended March 31, 2016 and 2015.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of March 31, 2016.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three and nine months ended March 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and nine months ended March 31, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three and nine months ended March 31, 2016 and 2015 were not significant.

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

No stock compensation expenses was amortized and recognized as general and administrative expenses for the nine months ended March 31, 2016 and 2015, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 12, 2016	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 12, 2016	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

