Form 10-Q
period 2016-06-30
China Carbon Graphite Group, Inc.
filed 2016-08-15
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

20955 Pathfinder Road, Suite 200

Diamond Bar, CA 91765

(Address of principal executive offices)(zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 11, 2016, there were 33,670,518 shares of common stock.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2016

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc.

June 30, 2016 and 2015

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$19,909	$35,523
Account Receivable	59,418	25,718
Inventories	3,336	2,386
Prepaid expenses	-	211
Other receivables, net	40,780	42,695
Total current assets	123,443	106,533

Property And Equipment, Net	25,604	30,646

Total Assets	$149,047	$137,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$142,740	$193,448
Accrued payroll - related party	503,039	532,623
Advance from customers	-	7,260
Other payables	1,205,189	1,013,994
Due to related parties	144,433	147,083
Dividends payable	55,015	55,015
Total current liabilities	2,050,416	1,949,423

Total Liabilities	2,050,416	1,949,423

Redeemable convertible series B preferred stock, $0.001 par value; 300,000 shares authorized; 300,000 and 300,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	-	-
Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 33,934,518 and 33,670,518 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33,934	33,670
Additional paid-in capital	48,398,759	48,391,103
Accumulated other comprehensive income	81,845	76,978
Accumulated deficit	(50,415,907)	(50,313,995)
Total stockholders' equity (deficit)	(1,901,369)	(1,812,244)
Total Liabilities and Stockholders' Equity (Deficit)	$149,047	$137,179

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Sales	$290,328	$24,672	$402,940	$28,836

Cost of Goods Sold	233,205	5,191	331,590	10,477
Gross Profit	57,123	19,481	71,350	18,359
Operating Expenses
Selling expenses	7,946	5,652	12,990	10,460
General and administrative	110,463	91,755	199,850	197,421
Total operating expenses	118,409	97,407	212,840	207,881

Loss from continuing operations before other income (expense) and income taxes	(61,286)	(77,926)	(141,490)	(189,522)

Other Income (Expense)
Interest income (expense), net	689	(830)	(336)	(976)
Other income (expense), net	19,370	21,056	39,914	38,432
Total other expense (income), net	20,059	20,226	39,578	37,456

Loss from continuing operations before income taxes	(41,227)	(57,700)	(101,912)	(152,066)

Income Tax Expense	-	-	-	-

Net loss	(41,227)	(57,700)	(101,912)	(152,066)

Other Comprehensive Income
Foreign currency translation gain (loss)	(1,159)	(121)	4,867	901
Total Comprehensive Loss	$(42,386)	$(57,821)	$(97,045)	$(151,165)

Share Data
Basic and diluted loss per share
Continued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	33,934,518	33,670,518	33,835,881	33,670,518

Weighted average common shares outstanding, diluted	33,934,518	33,670,518	33,835,881	33,670,518

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(101,912)	$(152,066)
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	4,339	4,492
Stock compensation	7,920	-
Changes in operating assets and liabilities
Accounts receivable	(34,933)	-
Other receivables	995	1,468
Advance to suppliers	-	1,768
Inventory	(1,028)	(1,478)
Accounts payable and accrued liabilities	(78,467)	66,788
Advance from customers	(7,196)	(2,027)
Taxes payable	2,156	2,852
Other payables	192,045	31,733
Net cash used in operating activities	(16,081)	(46,470)

Cash flows from investing activities
Acquisition of plant and equipment	-	(1,072)
Net cash used in investing activities	-	(1,072)

Cash flows from financing activities
Proceeds from loan from related parties	1,088	24,601
Net cash provided by financing activities	1,088	24,601

Effect of exchange rate fluctuation on cash and cash equivalents	(621)	(30)

Net decrease in cash	(15,614)	(22,971)

Cash and cash equivalents at beginning of period	35,523	30,863

Cash and cash equivalents at ending of period	$19,909	$7,892

Supplemental disclosure of cash flow information

Interest paid	$337	$977
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$7,920	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of June 30, 2016 and as of December 31, 2015, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2016, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016.

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

For the six months ended June 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has no impairment expense for the six months ended June 30, 2016 and 2015.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2016 and 2015.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2016 and 2015 were $(1,159) and $(121), respectively. Translation adjustments for the six months ended June 30, 2016 and 2015 were $4,867 and $901, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2016 and 2015 were $(621) and $(30), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.65 RMB and 6.48 RMB to $1.00 at June 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2016 and 2015 were 6.54 RMB and 6.22 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2016 and 2015.

Cost of goods sold

Cost of goods sold consists primarily of the costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2016 and 2015, shipping and handling costs were $3,889 and $3,106, respectively. For the six months ended June 30, 2016 and 2015, shipping and handling costs were $6,965 and $6,291, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2016 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2016, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $211 as of June 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of the number of net income per share for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Weighted average shares of common stock outstanding (basic)	33,835,881	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,835,881	33,670,518
Net (loss) available to common shareholders	$(101,912)	$(152,066)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.00)

For the six months ended June 30, 2016, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Weighted average shares of common stock outstanding (basic)	33,934,518	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,934,518	33,670,518
Net (loss) available to common shareholders	$(41,227)	$(57,700)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.00)

For the three months ended June 30, 2016, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2016 and 2015 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD, for the six months ended June 30, 2016 were approximately 45 % of the Company’s net sales. Sales to Honglang Carbon Industry Co., Ltd for the six months ended June 30, 2016 were approximately 26 % of the Company’s net sales. Sales to Nurol Teknoloji Sanayi Ve Madenci for the six months ended June 30, 2016 were approximately 18% of the Company’s net sales.

For the six months ended June 30, 2016, three suppliers accounted for approximately 97% of total purchases.

(6) Inventories

As of June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015
Finished goods	$3,336	$2,386
Reserve for slow moving and obsolete inventory	-	-
	$3,336	$2,386

For the six months ended June 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2016 and December 31, 2015, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(7) Plant and Equipment, net

As of June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Machinery and equipment	$5,374	$5,513
Motor vehicles	42,034	43,125
Total	47,408	48,638
Less: accumulated depreciation	(21,804)	(17,992)
Plant and Equipment, net	$25,604	$30,646

For the three months ended June 30, 2016 and 2015, depreciation expenses amounted to $2,171 and $2,260, respectively. For the six months ended June 30, 2016 and 2015, depreciation expenses amounted to $4,339 and $4,492, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2016 and 2015.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2016, no Escrow shares have been transferred to investors or returned to the Company.

(9) Related Parties

As of June 30, 2016 and December 31, 2015, $144,433 and $147,083 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of June 30, 2016 and December 31, 2015, $458,105 and $487,529 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of June 30, 2016 and December 31, 2015, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(10) Other Payable

Other payable amounted $1,205,189 and $1,013,994 as of June 30, 2016 and December 31, 2015, respectively. Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(11) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for an annual fee of $1,440.

Royal Shanghai leased an office space in China, the lease term ends on March 31, 2017. The monthly rent is approximately $2,917 (RMB 18,329).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by China Carbon Graphite Group, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

As of and for the three months ended June 30, 2016, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merger with other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Sales.

During the three months ended June 30, 2016, we had sales of $290,328, compared to sales of $24,672 for the three months ended June 30, 2015, an increase of $265,656, or approximately 1,076.75%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended June 30, 2016, our cost of goods sold was $233,205, compared to $5,191 for the cost of goods sold for the three months ended June 30, 2015, an increase of $228,014 or approximately 4,392.48%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $19,481 for the three months ended June 30, 2015 to $57,123 for the three months ended June 30, 2016. The increase of the gross profit is mainly attributed to the increase in sales.

Gross profit Margin.

Our gross profit margin decreased from 79.0% for the three months ended June 30, 2015 to 19.7% for the six months ended June 30 2016 because the Company are selling much lower margin products during the three months period ended June 30, 2016 compared to the same period 2015.

Operating expenses.

Operating expenses totaled $118,409 for the three months ended June 30, 2016, compared to $97,407 for the three months ended June 30, 2015, an increase of $21,002, or approximately 21.56%. The increase is mainly attributed to the increase in general and administrative expenses and selling expenses.

Selling, general and administrative expenses.

Selling expenses increased from $5,652 for the three months ended June 30, 2015 to $7,946 for the three months ended June 30, 2016, an increase of $2,294, or 40.59%. The decrease is mainly attributed to increased payroll expenses because the Company hired more staff to meet the development demand.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $110,463 for the three months ended June 30, 2016, compared to $91,755 for the three months ended June 30, 2015, an increase of $18,708, or 20.39%. The increase of general and administrative expenses are mainly due to the increase in sales.

Loss from operations.

As a result of the factors described above, operating loss was $61,286 for the three months ended June 30, 2016, compared to operating loss of $77,926 for the three months ended June 30, 2015, a decrease of approximately $16,640, or 21.35%.

Other income and expenses.

Our interest (income) expense was $(689) for the three months ended June 30, 2016, compared to $830 for the three months ended June 30, 2015.

Rental income of $19,370 and $21,056 were recorded as other income for the three months ended June 30, 2016 and 2015, respectively.

Income tax.

During the three months ended June 30, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended June 30, 2016 was $41,227, compared to net loss of $57,700 for the three months ended June 30, 2015, a decrease of $16,474, or 28.55%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2016 was $1,159, compared a translation loss of $121 for the three months ended June 30, 2015, an increase of $1,038.

Net loss available to common stockholders.

Net loss available to our common stockholders was $41,227, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2016, compared to net loss of $57,700, or net loss of $(0.00) per share (basic and diluted), for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Sales.

During the six months ended June 30, 2016, we had sales of $402,940, compared to sales of $28,836 for the six months ended June 30, 2015, an increase of $374,104, or approximately 1,297.35%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the six months ended June 30, 2016, our cost of goods sold was $331,590, compared to $10,477 for the cost of goods sold for the six months ended June 30, 2015, an increase of $321,113 or approximately 3,064.93%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $18,359 for the six months ended June 30, 2015 to $71,350 for the six months ended June 30, 2016. The increase of the gross profit is mainly attributed to the increase in sales.

Gross profit Margin.

Our gross profit margin decreased from 63.7% for the six months ended June 30, 2015 to 17.7% for the six months ended June 30, 2016 because the Company are selling much lower margin products during the six months ended June 30, 2016 compared to the same period 2015.

Operating expenses.

Operating expenses totaled $212,840 for the six months ended June 30, 2016, compared to $207,881 for the six months ended June 30, 2015, an increase of $4,959, or approximately 2.39%. The increase is mainly attributed to the increase in general and administrative expenses and selling expenses.

Selling, general and administrative expenses.

Selling expenses increased from $10,460 for the six months ended June 30, 2015 to $12,990 for the six months ended June 30, 2016, an increase of $2,530, or 24.19%. The increase is mainly attributed to the decrease is mainly attributed to increased payroll expenses because the Company hired more staff to meet the development demand.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $199,850 for the six months ended June 30, 2016, compared to $197,421 for the six months ended June 30, 2015, an increase of $2,429 or 151.23%. The increase of general and administrative expenses is mainly due to increased sales.

Loss from operations.

As a result of the factors described above, operating loss was $141,490 for the six months ended June 30, 2016, compared to operating loss of $189,522 for the six months ended June 30, 2015, a decrease of approximately $48,032, or 25.34%.

Other income and expenses.

Our net interest expense was $336 for the six months ended June 30, 2016, compared to $976 for the six months ended June 30, 2015.

Rental income of $39,914 and $38,432 were recorded as other income for the six months ended June 30, 2016 and 2015, respectively.

Income tax.

During the six months ended June 30, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the six months ended June 30, 2016 was $101,912, compared to net loss of $152,066 for the six months ended June 30, 2015, a decrease of $50,154, or 32.98%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the six months ended June 30, 2016 was $4,867, compared a translation gain of $901 for the six months ended June 30, 2015, an increase of $3,966.

Net loss available to common stockholders.

Net loss available to our common stockholders was $101,912, or $(0.00) per share (basic and diluted), for the six months ended June 30, 2016, compared to net loss of $152,066, or net loss of $(0.00) per share (basic and diluted), for the six months ended June 30, 2015.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2016 and 2015

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2016, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the six months ended June 30, 2016.

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

At June 30, 2016, cash and cash equivalents were $19,909, compared to $35,523 at December 31, 2015, a decrease of $15,614. Our working capital deficit increased by $84,082 to a deficit of $1,926,972 at June 30, 2016 from $1,842,890 at December 31, 2015.

As of June 30, 2016, inventories were $3,336, compared to $2,386 at December 31, 2015, an increase of $950, or 39.8%. As of June 30, 2016 and December 31, 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of June 30, 2016, prepaid expenses were $0, compared to $211 at December 31, 2015, a decrease of $211, or 100%. The decrease in prepaid expenses is attributed to amortization of prepaid services.

The following table sets forth information about our net cash flow for the six months indicated:

	For Six months Ended June 30
	2016	2015
Net cash flows used in operating activities	$(16,081)	$(46,470)
Net cash flows used in investing activities	$-	$(1,072)
Net cash flows provided by financing activities	$1,088	$24,601

Net cash flow used in operating activities was $16,081 for the six months ended June 30, 2016, compared to $46,470 used in operating activities for the six months ended June 30, 2015, a decrease of $30,389. The decrease in net cash flow used in operating activities was mainly due to decrease in other receivable, increase in other payable, offset by decrease of accounts payable and other liabilities.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2016, compared to $1,072 for the six months ended June 30, 2015, a decrease of $1,072, or 100%. The decrease is mainly due to there were no acquisition of plant and equipment in the six months ended June 30, 2016.

Net cash flow provided by financing activities was $1,088 for the six months ended June 30, 2016, compared to $24,601 provided by financing activities for the six months ended June 30, 2015, a decrease of $23,513. The decrease in net cash flow provided by financing activities was mainly due to more proceeds received from related parties in the six months ended June 30, 2015.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three and six months ended June 30, 2016 and 2015.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of June 30, 2016.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three and six months ended June 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and six months ended June 30, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three and six months ended June 30, 2016 and 2015 were not significant.

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

No stock compensation expenses was amortized and recognized as general and administrative expenses for the six months ended June 30, 2016 and 2015, respectively.

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

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 12, 2016	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 12, 2016	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

