Form 10-Q
period 2016-09-30
China Carbon Graphite Group, Inc.
filed 2016-11-14
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2016, there were 33,670,518 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2016

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc.

September 30, 2016 and 2015

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$34,018	$35,523
Account Receivable	125,533	25,718
Inventories	3,325	2,386
Prepaid expenses	-	211
Other receivables, net	9,456	42,695
Total current assets	172,332	106,533

Property And Equipment, Net	24,525	30,646

Total Assets	$196,857	$137,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$181,293	$193,448
Accrued payroll - related party	533,170	532,623
Advance from customers	-	7,260
Other payables	1,248,603	1,013,994
Due to related parties	142,877	147,083
Dividends payable	55,015	55,015
Total current liabilities	2,160,958	1,949,423

Total Liabilities	2,160,958	1,949,423

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 33,934,518 and 33,670,518 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	33,934	33,670
Additional paid-in capital	48,398,759	48,391,103
Accumulated other comprehensive income	82,714	76,978
Accumulated loss	(50,479,508)	(50,313,995)
Total stockholders' equity (deficit)	(1,964,101)	(1,812,244)
Total Liabilities and Stockholders' Equity (Deficit)	$196,857	$137,179

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Sales	$171,582	$117,572	$574,522	$146,408

Cost of Goods Sold	142,887	70,149	474,477	80,626
Gross Profit	28,695	47,423	100,045	65,782

Operating Expenses
Selling expenses	5,222	9,131	18,212	19,591
General and administrative	104,598	584,106	304,448	781,527
Total operating expenses	109,820	593,237	322,660	801,118

Loss from continuing operations before other income (expense) and income taxes	(81,125)	(545,814)	(222,615)	(735,336)

Other Income (Expense)
Interest expense	(224)	(731)	(560)	(1,707)
Other income (expense), net	17,748	21,355	57,662	59,787
Total other expense (income), net	17,524	20,624	57,102	58,080

Loss from continuing operations before income taxes	(63,601)	(525,190)	(165,513)	(677,256)

Income Tax Expense	-	-	-	-

Net loss from continuing operations	(63,601)	(525,190)	(165,513)	(677,256)
Discontinued operations, net of income taxes	-	-	-	-
Net loss	(63,601)	(525,190)	(165,513)	(677,256)

Other Comprehensive Income
Foreign currency translation gain (loss)	869	(34,912)	5,736	(34,011)
Total Comprehensive Loss	$(62,732)	$(560,102)	$(159,777)	$(711,267)

Share Data
Basic and diluted loss per share
Continued operations	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding, basic	33,934,518	33,670,518	33,869,000	33,670,518

Weighted average common shares outstanding, diluted	33,934,518	33,670,518	33,869,000	33,670,518

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(165,513)	$(677,256)
Adjustments to reconcile net cash provided by (used in) operating activities
Depreciation and Amortization	6,478	6,715
Impairment of Goodwill	-	494,540
Stock compensation	7,920	-
Changes in operating assets and liabilities
Accounts receivable	(101,926)	(43,026)
Other receivables	32,620	(9,515)
Advance to suppliers	-	16,780
Inventory	(1,021)	(1,345)
Accounts payable and accrued liabilities	(9,234)	157,264
Advance from customers	(7,149)	(6,568)
Taxes payable	1,644	6,814
Other payables	236,831	27,334
Net cash used in operating activities	650	(28,263)

Cash flows from investing activities
Acquisition of plant and equipment	(1,163)	(1,067)
Net cash used in investing activities	(1,163)	(1,067)

Cash flows from financing activities
Proceeds from loan from related parties	-	24,489
Net cash provided by financing activities	-	24,489

Effect of exchange rate fluctuation on cash and cash equivalents	(992)	(589)

Net decrease in cash	(1,505)	(5,430)

Cash and cash equivalents at beginning of period	35,523	30,863

Cash and cash equivalents at ending of period	$34,018	$25,433

Supplemental disclosure of cash flow information

Interest paid	$560	$1,707
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$7,920	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of September 30, 2016 and as of December 31, 2015, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2016, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016.

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

For the nine months ended September 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company recorded an impairment expense of $0 and $494,540 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2016 and 2015.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2016 and 2015 were $869 and $(34,912), respectively. Translation adjustments for the nine months ended September 30, 2016 and 2015 were $5,736 and $(34,011), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2016 and 2015 were $(992) and $(589), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.67 RMB and 6.48 RMB to $1.00 at September 30, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2016 and 2015 were 6.58 RMB and 6.25 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2016 and 2015.

Cost of goods sold

Cost of goods sold consists primarily of the costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended September 30, 2016 and 2015, shipping and handling costs were $707 and $4,827, respectively. For the nine months ended September 30, 2016 and 2015, shipping and handling costs were $7,672 and $11,118, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2016 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2016, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $211 as of September 30, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Weighted average shares of common stock outstanding (basic)	33,869,000	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,869,000	33,670,518
Net (loss) available to common shareholders	$(165,513)	$(677,256)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.02)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.02)

For the nine months ended September 30, 2016, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

The following table sets forth the computation of the number of net income per share for the three months ended September 30, 2016 and 2015:

	September30, 2016	September30, 2015
Weighted average shares of common stock outstanding (basic)	33,934,518	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,934,518	33,670,518
Net (loss) available to common shareholders	$(63,601)	$(525,190)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.02)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.02)

For the three months ended September 30, 2016, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2016 and 2015 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD, for the nine months ended September 30, 2016 were approximately 37% of the Company’s net sales. Sales to Honglang Carbon Industry Co., Ltd for the nine months ended September 30, 2016 were approximately 38% of the Company’s net sales. Sales to Nurol Teknoloji Sanayi Ve Madenci for the nine months ended September 30, 2016 were approximately 15% of the Company’s net sales.

For the nine months ended September 30, 2016, three suppliers accounted for approximately 95% of total purchases.

(6) Inventories

As of September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September30, 2016	December 31, 2015
Finished goods	$3,325	$2,386
Reserve for slow moving and obsolete inventory	-	-
	$3,325	$2,386

For the nine months ended September 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2016 and December 31, 2015, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(7) Property and Equipment, net

As of September 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	September30, 2016	December 31, 2015
Machinery and equipment	$6,502	$5,513
Motor vehicles	41,892	43,125
Total	48,394	48,638
Less: accumulated depreciation	(23,869)	(17,992)
Plant and Equipment, net	$24,525	$30,646

For the three months ended September 30, 2016 and 2015, depreciation expenses amounted to $2,139 and $2,223, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expenses amounted to $6,478 and $6,715, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2016 and 2015.

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

(a)  Stock Issuances For Compensation

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

(b)  Shares Held in Escrow

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2016, no Escrow Shares have been transferred to investors or returned to the Company.

(9) Related Parties

As of September 30, 2016 and December 31, 2015, $142,877 and $147,083 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of September 30, 2016 and December 31, 2015, $488,105 and $487,529 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of September 30, 2016 and December 31, 2015, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(10) Other Payable

Other payable amounted $1,248,603 and $1,013,994 as of September 30, 2016 and December 31, 2015, respectively. Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

As of and for the three months ended September 30, 2016, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Sales.

During the three months ended September 30, 2016, we had sales of $171,582, compared to sales of $117,572 for the three months ended September 30, 2015, an increase of $54,010, or approximately 45.94%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended September 30, 2016, our cost of goods sold was $142,887, compared to $70,149 for the cost of goods sold for the three months ended September 30, 2015, an increase of $72,738 or approximately 103.69%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit decreased from $47,423 for the three months ended September 30, 2015 to $28,695 for the three months ended September 30, 2016. The decrease of the gross profit is mainly attributed to the increase of cost of goods sold comparing to the increase of sales.

Gross profit Margin.

Our gross profit margin decreased from 40.3% for the three months ended September 30, 2015 to 16.7% for the three months ended September 30, 2016 because the Company are selling much lower margin products during the three month ended September 30, 2016, compared to the three months ended September 30, 2015.

Operating expenses.

Operating expenses totaled $109,820 for the three months ended September 30, 2016, compared to $593,237 for the three months ended September 30, 2015, a decrease of $483,417, or approximately 81.49%. The decrease is mainly attributed to the decrease in general and administrative expenses and selling expenses. The Company recorded an impairment expense of $0 and $494,540 for the three months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses.

Selling expenses decreased from $9,131 for the three months ended September 30, 2015 to $5,222 for the three months ended September 30, 2016, a decrease of $3,909, or 42.81%. The decrease is mainly attributed to decreased payroll expenses because the Company has less staff to meet the development demand.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $104,598 for the three months ended September 30, 2016, compared to $584,106 for the three months ended September 30, 2015, a decrease of $479,508 or 82.09%. The decrease of general and administrative expenses are mainly due to the write off of goodwill $494,540 in expense in 2015.

Loss from operations.

As a result of the factors described above, operating loss was $81,125 for the three months ended September 30, 2016, compared to operating loss of $545,814 for the three months ended September 30, 2015, a decrease of approximately $464,689, or 85.14%.

Other income and expenses.

Our interest expense was $224 for the three months ended September 30, 2016, compared to $731 for the three months ended September 30, 2015.

Rental income of $17,748 and $21,355 were recorded as other income for the three months ended September 30, 2016 and 2015, respectively.

Income tax.

During the three months ended September 30, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended September 30, 2016 was $63,601, compared to net loss of $525,190 for the three months ended September 30, 2015, a decrease of $461,589, or 87.89%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2016 was $869, compared a translation loss of $34,912 for the three months ended September 30, 2015, a decrease of $35,781.

Net loss available to common stockholders.

Net loss available to our common stockholders was $63,601, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2016, compared to net loss of $525,190, or net loss of $(0.02) per share (basic and diluted), for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Sales.

During the nine months ended September 30, 2016, we had sales of $574,522, compared to sales of $146,408 for the nine months ended September 30, 2015, an increase of $428,114, or approximately 292.41%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the nine months ended September 30, 2016, our cost of goods sold was $474,477, compared to $80,626 for the cost of goods sold for the nine months ended September 30, 2015, an increase of $393,851 or approximately 488.49%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $65,782 for the nine months ended September 30, 2015 to $100,045 for the nine months ended September 30, 2016. The increase of the gross profit is mainly attributed to the increase in sales.

Gross profit Margin.

Our gross profit margin decreased from 44.9% for the nine months ended September 30, 2015 to 17.4% for the nine months ended September 30, 2016 because the Company are selling much lower margin products during the nine months ended September 30, 2016 compared to the same period 2015.

Operating expenses.

Operating expenses totaled $322,660 for the nine months ended September 30, 2016, compared to $801,118 for the nine months ended September 30, 2015, a decrease of $478,458, or approximately 59.72%. The decrease is mainly attributed to the decrease in general and administrative expenses and selling expenses.  The Company recorded an impairment expense of $0 and $494,540 for the nine months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses.

Selling expenses decreased from $19,591 for the nine months ended September 30, 2015 to $18,212 for the nine months ended September 30, 2016, a decrease of $1,379, or 7.04%. The decrease is mainly attributed to decreased payroll expenses because the Company has less staff to meet the development demand.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $304,448 for the nine months ended September 30, 2016, compared to $781,527 for the nine months ended September 30, 2015, a decrease of $477,079 or 61.04%. The decrease of general and administrative expenses is mainly due to the write off of goodwill $494,540 in expense in 2015.

Loss from operations.

As a result of the factors described above, operating loss was $222,615 for the nine months ended September 30, 2016, compared to operating loss of $735,336 for the nine months ended September 30, 2015, a decrease of approximately $512,721, or 69.73%.

Other income and expenses.

Our interest expense was $560 for the nine months ended September 30, 2016, compared to $1,707 for the nine months ended September 30, 2015.

Rental income of $57,662 and $59,787 were recorded as other income for the nine months ended September 30, 2016 and 2015, respectively.

Income tax.

During the nine months ended September 30, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the nine months ended September 30, 2016 was $165,513, compared to net loss of $677,256 for the nine months ended September 30, 2015, a decrease of $511,743, or 75.56%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2016 was $5,736, compared a translation loss of $34,011 for the nine months ended September 30, 2015, an increase of $39,747.

Net loss available to common stockholders.

Net loss available to our common stockholders was $165,513, or $(0.00) per share (basic and diluted), for the nine months ended September 30, 2016, compared to net loss of $677,256, or net loss of $(0.02) per share (basic and diluted), for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2016 and 2015

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2016, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the nine months ended September 30, 2016.

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

At September 30, 2016, cash and cash equivalents were $34,018, compared to $35,523 at December 31, 2015, a decrease of $1,505. Our working capital deficit increased by $145,736 to a deficit of $1,988,626 at September 30, 2016 from $1,842,890 at December 31, 2015.

As of September 30, 2016, inventories were $3,325, compared to $2,386 at December 31, 2015, an increase of $939, or 39.4%. As of September 30, 2016 and December 31, 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of September 30, 2016, prepaid expenses were $0, compared to $211 at December 31, 2015, a decrease of $211, or 100%. The decrease in prepaid expenses is attributed to amortization of prepaid services.

The following table sets forth information about our net cash flow for the nine months indicated:

	For Nine months Ended September 30
	2016	2015
Net cash flows provided by (used in) operating activities	$650	$(28,263)
Net cash flows used in investing activities	$(1,163)	$(1,067)
Net cash flows provided by financing activities	$-	$24,489

Net cash flow provided by operating activities was $650 for the nine months ended September 30, 2016, compared to $28,263 used in operating activities for the nine months ended September 30, 2015, a decrease of $28,913. The increase in net cash flow in operating activities was mainly due to increase of $236,831 in other payables, offset by increase of $101,926 in accounts receivable.

Net cash flow used in investing activities was $1,163 for the nine months ended September 30, 2016, compared to $1,067 for the nine months ended September 30, 2015, an increase of $96, or 9%. The increase is mainly due to there were more acquisition of plant and equipment in the nine months ended September 30, 2016.

Net cash flow provided by financing activities was $0 for the nine months ended September 30, 2016, compared to $24,489 provided by financing activities for the nine months ended September 30, 2015, a decrease of $24,489. The decrease in net cash flow provided by financing activities was mainly due to proceeds received from related parties in the nine months ended September 30, 2016.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three and nine months ended September 30, 2016 and 2015.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of September 30, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three and nine months ended September 30, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three and nine months ended September 30, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three and nine months ended September 30, 2016 and 2015 were not significant.

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

No stock compensation expenses was amortized and recognized as general and administrative expenses for the nine months ended September 30, 2016 and 2015, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November14, 2016	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November14, 2016	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

