Form 10-K
period 2016-12-31
China Carbon Graphite Group, Inc.
filed 2017-03-30
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  333-114564

CHINA CARBON GRAPHITE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20955 Pathfinder Road, Suite 200 Diamond Bar CA, USA	91765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 909-843-6518

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $546,874.72 based on 13,476,868 non-affiliates shares of common stock as of June 30, 2016.

The number of shares of the registrant’s common stock outstanding as of March 30, 2017 was 27,010,343.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

Sale of Xingyong. On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle with relating to Xingyong under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement was $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The Purchasers agreed to return all shares held individually and under Sincere Investment (PTC) Limited totaling 10,388,172 shares. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. In connection with this transaction and as of December 31, 2016, Company has not received the $1,543,734 of the total purchase price and adjusted the note receivable as a bad debt expense. As of March 10, 2017, 9,388,172 shares of common stock previously held by Sincere were cancelled.

The Company’s results of operations related to Xingyong have since been reclassified as discontinued operations on a retrospective basis for all periods presented.

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

BVI Co. currently has one business operation as follows (the “Business”):

●	A business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. We are able to supply end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through our sales channels, we also supply special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, bipolar graphite plates, graphite oxide & graphene.

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

As of December 31, 2016, we had 7 full-time employees.

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2016, the Company has incurred significant operating losses and negative net cash flows from operating activities. The Company’s sales revenue declined significantly for the period ended December 31, 2016 as compared to the same period prior year, and the demand for the Company’s products remains highly uncertain.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

We have incurred significant net losses in each of the years in 2015 and 2016. We have funded our operations through equity financings and loans. We anticipate that our revenue will not significantly increase from current level in the near future, thereby leading to continued losses until we further develop our business.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by significant decreases of demand during periods of economic weakness. In 2016, the Chinese steel industry experienced a significant decrease in demand, which in turn led to a significant decrease in demand for our products, which serve as raw materials for the steel industry.

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

Fluctuations in the value of the RMB against the U.S. dollar and other currencies may be affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed range against a pool of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar. Because approximately 90% of our costs and expenses are denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, as we rely entirely on dividends paid to us by our operating subsidiary, any significant devaluation of the RMB, which we have seen signs of in the last couple of years, may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls. We cannot assure investors that, if our independent auditors are required to attest to our internal controls, they will agree with our analysis or will not have identified other material weaknesses in our internal controls or disclosure controls.

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

Our principal executive office is located at 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765, and our telephone number is (909) 843-6518. As of March 30, 2017, the Company leases its corporate mailing address for an annual fee of $1,440.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from January 1, 2015 to March 31, 2017. The current monthly rent is approximately $2,917 (RMB 18,329).

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

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “CHGI”. As of March 28, 2017, the closing price for our common stock was $0.04 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High		Low
Fiscal Year Ended December 31, 2017
First Quarter		$0.065		$0.0311
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Four Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2016
First Quarter		$0.04		$0.01
Second Quarter		$0.35		$0.013
Third Quarter		$0.0495		$0.013
Fourth Quarter		$0.065		$0.013

Fiscal Year Ended December 31, 2015
First Quarter		$0.06		$0.03
Second Quarter		$0.05		$0.02
Third Quarter		$0.04		$0.03
Fourth Quarter		$0.05		$0.01

Number of Holders of Our Common Stock

As of March 30, 2017, there were 47 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2016, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 8, 2016, the Company issued 50,000 shares of common stock each to Directors Donghai Yu, Yizhao Zhang, Qiang Chen and Hongbo Li as compensation for services rendered. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On March 8, 2016, the Company issued 32,000 shares of common stock to its CFO Zhenfang Yang for services rendered, respectively. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On March 8, 2016, the Company issued 32,000 shares of common stock to Grace King, Senior VP of Finance as compensation for services rendered. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 23, 2016, the Company issued 32,000 shares of common stock to its CFO Zhenfang Yang for services rendered, respectively. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 23, 2016, the Company issued 50,000 and 32,000 shares of common stock to its CEO, Donghai Yu and CFO, Zhenfang Yang for services rendered, respectively. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 23, 2016, the Company issued 32,000 shares of common stock to Grace King, Senior VP of Finance as compensation for services rendered. The issuance of these shares was recorded at fair market value. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 23, 2016, the Company sold 3,200,000 shares of common stock to Xiangxin Sun for a purchase price of $320,000, or $0.10 per share. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements.

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

Overview

We are engaged in the sale of graphene, graphene oxide and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

As of and for the year ended December 31, 2016, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

The following table sets forth the results of our operations for the periods indicated in U.S. dollars and as a percentage of net sales:

	Years ended December 31,
	2016		2015

Sales	$809,909	100.00%	$323,369	100.00%

Cost of Goods Sold	648,152	80.03%	244,993	75.76%
Gross Profit	161,757	19.97%	78,376	24.24%

Operating Expenses
Selling expenses	29,335	3.62%	26,794	8.29%
General and administrative	418,050	51.62%	958,895	296.53%
Bad debt expense - related party	-	-%	1,543,734	477.39%
Total operating expenses	447,385	55.24%	2,529,423	782.21%

Loss from continuing operations before other income (expense) and income taxes	(285,628)	-35.27%	(2,451,047)	-757.97%

Other Income (Expense)
Interest expense	(2,686)	-0.33%	(2,117)	-0.65%
Interest income	-	-	-	-
Other income (expense), net	80,452	9.93%	82,699	25.57%
Total other expense (income), net	77,767	9.60%	80,582	24.92%

Loss from continuing operations before income taxes	(207,862)	-25.66%	(2,370,465)	-733.05%

Income Tax Expense	-	0.00%	-	0.00%

Net loss	(207,862)	-25.66%	(2,370,465)	-733.05%

Preferred Stock Dividends	-	0.00%	-	0.00%

Net Loss Available To Common Shareholders	(207,862)	-25.66%	(2,370,465)	-733.05%

Fiscal Years Ended December 31, 2016 and 2015

Sales.

During the year ended December 31, 2016, we had sales of $809,909, compared to sales of $323,369 for the year ended December 31, 2015, an increase of $486,540, or approximately 150.46%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the year ended December 31, 2016, our cost of goods sold was $648,152, compared to $244,993 for the cost of goods sold for the year ended December 31, 2015, an increase of $403,159 or approximately 164.56%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $78,376 for the year ended December 31, 2015 to $161,757 for the year ended December 31, 2016. The increase of the gross profit is mainly attributed to the increase in sales.

Gross profit Margin.

Our gross profit margin decreased from 24.2% for the year ended December 31, 2015 to 19.97% for the year ended December 31, 2016 because the Company are selling lower margin products during the year ended December 31, 2016 compared to the same period 2015.

Operating expenses.

Operating expenses totaled $447,385 for the year ended December 31, 2016, compared to $2,529,423 for the year ended December 31, 2015, a decrease of $2,082,038, or approximately 82.31%. The decrease is mainly because the Company recorded bad debt expenses - related party of $0 and $1,543,734 for the year ended December 31, 2016 and 2015, respectively.

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

Selling, general and administrative expenses.

Selling expenses increased from $26,794 for the year ended December 31, 2015 to $29,335 for the year ended December 31, 2016, an increase of $2,541, or 9.48%. The increase is mainly attributed to increased shipping and handling costs because increased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses and accounting expenses) and stock compensation. General and administrative expenses were $418,050 for the year ended December 31, 2016, compared to $958,895 for the year ended December 31, 2015, a decrease of $540,845 or 56.40%. The decrease of general and administrative expenses is mainly due to the write off of goodwill $494,540 in expense in 2015.

Bad debt expenses decreased from $1,543,734 for the year ended December 31, 2015 to $0 for the year ended December 31, 2016, a decrease of $1,543,734, or 100.00%. This is primarily attributable to the uncollectible debt incurred in connection with the sale of Xingyong.

Loss from operations.

As a result of the factors described above, operating loss was $285,628 for the year ended December 31, 2016, compared to operating loss of $2,451,047 for the year ended December 31, 2015, a decrease of approximately $2,165,419, or 88.35%.

Other income and expenses.

Our interest expense was $2,686 for the year ended December 31, 2016, compared to $2,117 for the year ended December 31, 2015.

Rental income of $80,452 and $82,699 were recorded as other income for the years ended December 31, 2016 and 2015, respectively.

Income tax.

During the years ended December 31, 2016 and 2015, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the year ended December 31, 2016 was $207,862, compared to net loss of $2,370,465 for the year ended December 31, 2015, a decrease of $2,162,603, or 91.23%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2016 was $12,791, compared a translation loss of $60,107 for the year ended December 31, 2015, an increase of $72,899.

Net loss available to common stockholders.

Net loss available to our common stockholders was $207,862, or $(0.01) per share (basic and diluted), for the years ended December 31, 2016, compared to net loss of $2,370,465, or net loss of $(0.07) per share (basic and diluted), for the years ended December 31, 2015.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2016, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2016.

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

At December 31, 2016, cash and cash equivalents were $50,300, compared to $35,523 at December 31, 2015, an increase of $14,777. Our working capital deficit decreased by $155,231 to a deficit of $1,687,659 at December 31, 2016 from $1,842,890 at December 31, 2015.

Accounts receivable, net of allowance, were $50,156 and $25,718 for the fiscal year ended December 31, 2016 and 2015, respectively. The increase was mainly due to increased sales during the year ended December 31, 2016. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2016, inventories were $24,175, compared to $2,386 at December 31, 2015, an increase of $21,789, or 913.2%. As of December 31, 2016 and December 31, 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

As of December 31, 2016, prepaid expenses were $0, compared to $211 at December 31, 2015, a decrease of $211, or 100%. The decrease in prepaid expenses is attributed to amortization of prepaid services.

Advances to suppliers increased from $0 at December 31, 2015 to $158,010 at December 31, 2016, an increase of $158,010. The increase of advances to suppliers is mainly because the Company made more advanced payments to suppliers during the year ended December 31, 2016. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of December 31, 2016 and December 31, 2015, respectively.

Fiscal Year ended December 31, 2016 Compared to Fiscal Year ended December 31, 2015

The following table sets forth information about our net cash flow for the years indicated:

	For Years Ended December 31
	2016	2015
Net cash flows provided by (used in) operating activities	$(301,396)	$82,776
Net cash flows used in investing activities	$(1,152)	$(1,625)
Net cash flows provided by (used in) financing activities	$320,122	$(75,127)

Net cash flow used in operating activities was $301,396 for the year ended December 31, 2016, compared to $82,776 provided by operating activities for the year ended December 31, 2015, a decrease of $384,172. The decrease in net cash flow in operating activities was mainly due to decrease of $2,162,603 in net loss, offset by increase of $195,922 in advance to suppliers, decrease of $1,543,734 in bad debt expense for related parties receivable and decrease of $494,540 in impairment of goodwill.

Net cash flow used in investing activities was $1,152 for the year ended December 31, 2016, compared to $1,625 for the year ended December 31, 2015, a decrease of $473, or 29%. The decrease is mainly due to there were less acquisition of plant and equipment in the year ended December 31, 2016.

Net cash flow provided by financing activities was $320,122 for the year ended December 31, 2016, compared to $75,127 used in financing activities for the year ended December 31, 2015, an increase of $395,249. The increase in net cash flow provided by financing activities was mainly due to proceeds from share issuance in the year ended December 31, 2016.

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

The Company derives revenues from distribution of graphite based products. The Company recognizes its revenues net of VAT. The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2016 and 2015.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of December 31, 2016 and December 31, 2015.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the years ended December 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2016 and 2015.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2016 and 2015 were not significant.

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

No stock compensation expenses were amortized and recognized as general and administrative expenses for the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

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

China Carbon Graphite Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheet of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $50,521,857 as of December 31, 2016. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Diamond Bar, California

March 30, 2017

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$50,300	$35,523
Account Receivable	50,156	25,718
Inventories	24,175	2,386
Advance to suppliers	158,010	-
Prepaid expenses	-	211
Other receivables, net	42,543	42,695

Total current assets	325,184	106,533

Property And Equipment, Net	21,464	30,646

Total Assets	$346,648	$137,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$199,740	$193,448
Accrued payroll - related party	506,883	532,623
Advance from customers	27,536	7,260
Other payables	1,086,325	1,013,994
Due to related parties	137,345	147,083
Dividends payable	55,015	55,015
Total current liabilities	2,012,843	1,949,423

Total Liabilities	2,012,843	1,949,423

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 37,398,518 and 33,670,518 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	37,398	33,670
Additional paid-in capital	48,728,495	48,391,103
Accumulated other comprehensive income	89,770	76,978
Accumulated loss	(50,521,857)	(50,313,995)
Total stockholders' equity (deficit)	(1,666,195)	(1,812,244)
Total Liabilities and Stockholders' Equity (Deficit)	$346,648	$137,179

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2016 and 2015

	Years ended December 31,
	2016	2015

Sales	$809,909	$323,369

Cost of Goods Sold	648,152	244,993
Gross Profit	161,757	78,376

Operating Expenses
Selling expenses	29,335	26,794
General and administrative	418,050	958,895
Bad debt expense - related party	-	1,543,734
Total operating expenses	447,385	2,529,423

Loss before other income (expense) and income taxes	(285,628)	(2,451,047)

Other Income (Expense)
Interest expense	(2,686)	(2,117)
Other income (expense), net	80,452	82,699
Total other expense (income), net	77,767	80,582

Loss before income taxes	(207,862)	(2,370,465)

Income Tax Expense	-	-

Net loss	(207,862)	(2,370,465)

Other Comprehensive Income
Foreign currency translation gain (loss)	12,792	(60,107)
Total Comprehensive Loss	$(195,070)	$(2,430,572)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.07)

Weighted average common shares outstanding, basic	33,999,043	33,670,518

Weighted average common shares outstanding, diluted	33,999,043	33,670,518

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Convertible series B		Common		Additional		Other	Total
	preferred Stock		Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2014	300,000	$-	33,670,518	$33,670	$48,391,103	$(47,943,530)	$137,085	$618,328

Net loss	-	-	-	-	-	(2,370,465)	-	(2,370,465)

Foreign currency translation adjustment	-	-	-	-	-	-	(60,107)	(60,107)

Cancellation of preferred stock	(300,000)	-	-	-	-	-	-	-

Balance at December 31, 2015	-	$-	33,670,518	$33,670	$48,391,103	$(50,313,995)	$76,978	$(1,812,244)

Issuance of common stock for directors and employees	-	-	528,000	528	20,592	-	-	21,120

Share issuance for cash	-	-	3,200,000	3,200	316,800	-	-	320,000

Net loss	-	-	-	-	-	(207,862)	-	(207,862)

Foreign currency translation adjustment	-	-	-	-	-	-	12,792	12,792

Balance at December 31, 2016	-	$-	37,398,518	$37,398	$48,728,495	$(50,521,857)	$89,770	$(1,666,194)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(207,862)	$(2,370,465)
Adjustments to reconcile net cash provided by operating activities
Depreciation and Amortization	8,606	8,926
Impairment of Goodwill	-	494,540
Bad debt expense for related parties receivable	-	1,543,734
Stock compensation	21,120	-
Changes in operating assets and liabilities
Accounts receivable	(27,355)	(26,517)
Other receivables	(2,435)	(19,002)
Advance to suppliers	(165,223)	16,687
Inventory	(22,950)	(1,337)
Accounts payable and accrued liabilities	(11,653)	274,950
Advance from customers	21,709	954
Taxes payable	4,309	7,402
Other payables	80,338	152,904
Net cash provided by (used in) operating activities	(301,396)	82,776

Cash flows from investing activities
Acquisition of plant and equipment	(1,152)	(1,625)
Net cash used in investing activities	(1,152)	(1,625)

Cash flows from financing activities
Proceeds from share issuance	320,000	-
Proceeds from loan from related parties	1,192	-
Payments to loan from related parties	(1,071)	(75,127)
Net cash provided by (used in) financing activities	320,122	(75,127)

Effect of exchange rate fluctuation on cash and cash equivalents	(2,797)	(1,364)

Net increase in cash	14,777	4,660

Cash and cash equivalents at beginning of period	35,523	30,863

Cash and cash equivalents at ending of period	$50,300	$35,523

Supplemental disclosure of cash flow information

Interest paid	$2,686	$2,117
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

(1) Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China (“China” or the “PRC”). We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. The Company supplies end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through its sales channels, the Company supplies special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, bipolar graphite plates, graphite oxide & graphene.

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

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle with relating to Xingyong under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement was $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The Purchasers agreed to return all shares held individually and under Sincere Investment (PTC) Limited totaling 10,388,172 shares. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. In connection with this transaction and as of December 31, 2016, Company has not received the $1,543,734 of the total purchase price and adjusted the note receivable as a bad debt expense. As of March 10, 2017, 9,388,172 shares of common stock previously held by Sincere were cancelled.

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

BVI Co. currently has one business operation as follows (the “Business”):

●

The Company supplies end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through its sales channels, the Company supplies special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, bipolar graphite plates, graphite oxide & graphene.

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

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

The consolidated financial statements presented herein consolidate the financial statements of China Carbon Graphite, Inc. with the financial statements of its subsidiaries in the following structure chart.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2016 and as of December 31, 2015, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2016, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventory

Inventory is stated at the lower of cost or market. The cost of inventories comprises all costs of purchases, and other costs incurred in bringing the inventories to their present location and condition. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Impairment of inventories is recorded in cost of goods sold.

For the years ended December 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company recorded an impairment expense of $0 and $494,540 for the years ended December 31, 2016 and 2015, respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2016 and 2015.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2016 and 2015 were $12,792 and $(60,107), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2016 and 2015 were $(2,797) and $(1,364), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.94 RMB and 6.48 RMB to $1.00 at December 31, 2016 and December 31, 2015, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2016 and 2015 were 6.64 RMB and 6.28 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company derives revenues from the distribution of graphite based products. The Company recognizes its revenues net of VAT. The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2016 and 2015.

Cost of goods sold

Cost of goods sold consists primarily of the purchase costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2016 and 2015, shipping and handling costs were $11,289 and $17,230, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2016 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2016, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $211 as of December 31, 2016 and December 31, 2015, respectively.

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

The following table sets forth the computation of the number of net income per share for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Weighted average shares of common stock outstanding (basic)	33,999,043	33,670,518
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	33,999,043	33,670,518
Net (loss) available to common shareholders	$(207,862)	$(2,370,465)
Net (loss) per shares of common stock (basic)	$(0.01)	$(0.07)
Net (loss) per shares of common stock (diluted)	$(0.01)	$(0.07)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2016 and 2015 included net income and foreign currency translation adjustments.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2018 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD, for the year ended December 31, 2016 were approximately 32% of the Company’s net sales. Sales to Honglang Carbon Industry Co., Ltd for the year ended December 31, 2016 were approximately 27% of the Company’s net sales. Sales to NurolTeknolojiSanayiVeMadenci for the year ended December 31, 2016 were approximately 33% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD for the year ended December 31, 2015 were approximately 55% of the Company’s net sales. Sales to NurolTeknolojiSanayiVeMadenci for the year ended December 31, 2015 were approximately 23% of the Company’s net sales.

For the year ended December 31, 2016, three suppliers accounted for approximately 96% of total purchases.

For the year ended December 31, 2015, two suppliers accounted for approximately 92% of total purchases.

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

Loss before income taxes consists of:

	For the years ended December 31,
	2016	2015
Non-PRC	$(213,423)	$(55,632)
PRC	$5,561	$(2,314,834)
	$(207,862)	$(2,370,465)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2016	2015
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	$-	$-
Valuation allowance	$-	$-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	$17,177,431	$17,106,759
Total deferred tax assets, non-current portion	$17,177,431	$17,106,759
Valuation allowance	$(17,177,431)	$(17,106,759)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2016, Royal Shanghai had a net operating loss of $662,059 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2016 will expire in years 2016 to 2020 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2016, the operations in the United States of America incurred $50,521,857 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2016 will expire in the year of 2033 to 2035 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company's provision for income tax in the PRC is as follows:

	December 31, 2016	December 31, 2015
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

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

As of December 31, 2016 and 2015, accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Amount outstanding	$50,156	$25,718
Less: Allowance for doubtful accounts, net	-	-
Net amount	$50,156	$25,718

(8)  Advances to Suppliers

As of December 31, 2016 and December 31, 2015, advances to suppliers are advances for finished goods and amounted to $158,010 and $0, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(9) Inventories

As of December 31, 2016 and December 31, 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Inventory in transit	$24,175	$2,386
Reserve for slow moving and obsolete inventory	-	-
	$24,175	$2,386

For the years ended December 31, 2016 and 2015, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2016 and December 31, 2015, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10)  Other Receivables

Other receivables amounted $42,543 and $42,695 as of December 31, 2016 and December 31, 2015, respectively. Other receivables are mainly export tax rebates.

(11) Property and Equipment, net

As of December 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Machinery and equipment	$6,245	$5,513
Motor vehicles	40,236	43,125
Total	46,481	48,638
Less: accumulated depreciation	(25,017)	(17,992)
Plant and Equipment, net	$21,464	$30,646

For the years ended December 31, 2016 and 2015, depreciation expenses amounted to $8,606 and $8,926, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2016 and 2015.

(12) Stockholders’ deficit

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

Issuance of Common Stock

(a)   Conversion of Series A and Series B Preferred Stock

As of December 31, 2016 and 2015, no shares of Series A and Series B Preferred Stock are issued or outstanding.

(b)   Stock Issuances for Cash

On December 19, 2016, the Company issued 3,200,000 shares for cash at $0.10 per share to unrelated parties.

(c)  Stock Issuances For Compensation

On March 8, 2016, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2015. The issuance of these shares was recorded at grant date fair market value at $0.03 per share.

On March 8, 2016, the Company issued 64,000 shares of common stock to the CFO and VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.03 in 2016.

On December 19, 2016, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2016. The issuance of these shares was recorded at grant date fair market value at $0.05 per share.

On December 19, 2016, the Company issued 64,000 shares of common stock to the CFO and VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.05 in 2016.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2016, no Escrow Shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the years ended December 31, 2016 and 2015, no payment was made for dividends declared.

(13) Related Parties

As of December 31, 2016 and December 31, 2015, $137,345 and $147,083 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2016 and December 31, 2015, $458,105 and $487,529 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2016 and December 31, 2015, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

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

(14) Other Payable

Other payable amounted $1,086,325 and $1,013,994 as of December 31, 2016 and December 31, 2015, respectively. Other payables are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(15) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for an annual fee of $1,440.

Royal Shanghai leased an office space in China, the lease term ends on March 31, 2017. The monthly rent is approximately $2,917 (RMB 18,329).

(16) Subsequent events

On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle with relating to Xingyong under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement was $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The Purchasers agreed to return all shares held individually and under Sincere Investment (PTC) Limited totaling 10,388,172 shares. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. In connection with this transaction and as of December 31, 2016, Company has not received the $1,543,734 of the total purchase price and adjusted the note receivable as a bad debt expense. As of March 10, 2017, 9,388,172 shares of common stock previously held by Sincere and 1,000,000 shares of common stock previously held by Dengyong Jin were cancelled.

PART III

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework.  Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2016. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2016.

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

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	51	Chief Executive Officer, President and Director
Zhenfang Yang	52	Interim Chief Financial Officer
Philip Yizhao Zhang	46	Director
John Qiang Chen	45	Director
Hongbo Liu	57	Director
Grace King	61	Senior Vice President of Finance

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

Philip Yizhao Zhang.  Mr. Yizhao Zhang has been a director of the Company since 2009.  He is also a director of Kaisa Group Holdings Ltd. (HK: 1638) and  HH Biotechnology Holdings Company (OTC BB: HHBT). Mr. Zhang has over 18 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang was the CFO or director at various public companies listed in the US, Hong Kong and Tokyo. Mr. Zhang also had experiences in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). He also has the Chartered Global Management Accountant (CGMA) designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003.

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

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Our executive officers and directors and persons who own more than ten percent of our common stock failed to file a Form 3 upon becoming a Section 16 filer. In addition, in 2016, each of our directors failed to file a Form 4 to reflect the grant of an equity award.

Item 11.	Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers during the years ended December 31, 2016 and 2015. None of our executive officers received $100,000 or more compensation during these periods.

Summary Compensation Table

Name and principal position	Year	Salary	Stock Awards (1)			Total
Donghai Yu	2016	$78,000		$-		$78,000
Chief Executive Officer	2015	$75,000	$			$75,000

Zhenfang Yang	2016	$-		$1,600	(2)	$1,600
Interim Chief Financial Officer	2015	$24,000		$960	(2)	$24,960

(1)	This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

(2)	Mr. Yang received 32,000 shares for his service as a director in 2016 and 2015. The shares were valued at $0.05 and $0.03 per share respectively.

Director Compensation

In 2016 we issued 100,000 shares of common stock each to Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu for their services as directors and committee members. Out of the 100,000 that were issued to each director, 50,000 were issued for their services rendered for the fiscal year ended December 31, 2015.

The following table presents the compensation paid to our directors in respect of fiscal year 2016 for their services as directors:

Name	Stock Awards (1)	Total
Donghai Yu	$2,500	$2,500
Philip Yizhao Zhang	$2,500	$2,500
John Chen	$2,500	$2,500
Hongbo Liu	$2,500	$2,500

(1) This column represents the fair value of the stock issuance at $0.05 per share on the grant date determined in accordance with the provisions of ASC 718.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is c/o. 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Donghai Yu	270,000	1.00%
Zhenfang Yang	112,000	0.41%
Hongbo Liu	275,000	1.02%
Philip Yizhao Zhang	275,000	1.02%
John Qiang Chen	175,000	0.65%
All officers and directors as a group (5 persons)	1,107,000	4.10%
5% shareholders: None
Xiangxin Sun	3,200,000	11.85%

(1) Applicable percentages are based on 27,010,346 shares outstanding as of March 30, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

Hongbo Liu, Philip Yizhao Zhang and John Qiang Chen are independent as defined by NASDAQ Marketplace Rules.

As of December 31, 2016 and December 31, 2015, $137,345 and $147,083 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2016 and December 31, 2015, $458,105 and $487,529 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2016 and December 31, 2015, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $12,000 and $8,000, respectively from TAAD LLP for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were not billed for any audit related fees from TAAD LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: March 30, 2017	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2017	By:	/s/ Zhenfang Yang
Zhenfang Yang
Interim Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	March 30, 2017
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Interim Chief Financial Officer	March 30, 2017
Zhenfang Yang	(Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	March 30, 2017
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	March 30, 2017
John Qiang Chen

/s/ Hongbo Liu	Director	March 30, 2017
Hongbo Liu

