Form 10-Q
period 2017-03-31
China Carbon Graphite Group, Inc.
filed 2017-05-12
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2017, there were 27,010,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2017

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc.

March 31, 2017 and 2016

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$28,813	$50,300
Account Receivable	147,174	50,156
Inventories	3,373	24,175
Advance to suppliers	24,802	158,010
Other receivables, net	34,688	42,543

Total current assets	238,850	325,184

Property And Equipment, Net	19,830	21,464

Total Assets	$258,680	$346,648

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$61,731	$199,740
Accrued payroll - related party	533,168	506,883
Advance from customers	61,091	27,535
Other payables	1,102,855	1,086,325
Due to related parties	138,420	137,345
Dividends payable	55,015	55,015
Total current liabilities	1,952,280	2,012,843

Total Liabilities	1,952,280	2,012,843

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 27,010,346 and 37,398,518 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	27,010	37,398
Additional paid-in capital	48,738,883	48,728,495
Accumulated other comprehensive income	88,247	89,769
Accumulated loss	(50,547,740)	(50,521,857)
Total stockholders’ equity (deficit)	(1,693,600)	(1,666,195)
Total Liabilities and Stockholders’ Equity (Deficit)	$258,680	$346,648

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months ended March 31,
	2017	2016

Sales	$261,602	$112,612

Cost of Goods Sold	207,367	98,385
Gross Profit	54,235	14,227

Operating Expenses
Selling expenses	5,545	5,044
General and administrative	86,980	89,387
Total operating expenses	92,525	94,431

Loss before other income (expense) and income taxes	(38,290)	(80,204)

Other Income (Expense)
Interest expense	(1,990)	(1,026)
Other income (expense), net	14,397	20,544
Total other expense (income), net	12,407	19,518

Loss before income taxes	(25,883)	(60,686)

Income Tax Expense	-	-

Net loss	(25,883)	(60,686)

Other Comprehensive Income
Foreign currency translation gain (loss)	(1,523)	(1,109)
Total Comprehensive Loss	$(27,406)	$(61,795)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	34,974,611	33,737,243

Weighted average common shares outstanding, diluted	34,974,611	33,737,243

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(25,883)	$(60,686)
Adjustments to reconcile net cash provided by operating activities
Depreciation and Amortization	2,030	2,168
Stock compensation	-	7,920
Changes in operating assets and liabilities
Accounts receivable	(96,553)	4,105
Other receivables	8,172	25,253
Advance to suppliers	134,542	-
Inventory	21,005	937
Accounts payable and accrued liabilities	(112,970)	(103,535)
Advance from customers	33,306	(7,191)
Taxes payable	2,963	1,101
Other payables	11,860	155,803
Net cash provided by operating activities	(21,528)	25,875

Cash flows from investing activities
Acquisition of plant and equipment	(211)	-
Net cash used in investing activities	(211)	-

Cash flows from financing activities
Payments to loan from related parties	(117)	(153)
Net cash used in financing activities	(117)	(153)

Effect of exchange rate fluctuation on cash and cash equivalents	369	527

Net increase in cash	(21,487)	26,249

Cash and cash equivalents at beginning of period	50,300	35,523

Cash and cash equivalents at ending of period	$28,813	$61,772

Supplemental disclosure of cash flow information

Interest paid	$1,990	$1,026
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for compensation	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of March 31, 2017 and as of December 31, 2016, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2017, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

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

For the three months ended March 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has no impairment expense for the three months ended March 31, 2017 and 2016.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2017 and 2016.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2017 and 2016 were $(1,523) and $(1,109), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2017 and 2016 were $369 and $527, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.88 RMB and 6.94 RMB to $1.00 at March 31, 2017 and December 31, 2016, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2017 and 2016 were 6.89 RMB and 6.25 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2017 and 2016.

Cost of goods sold

Cost of goods sold consists primarily of the costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2017 and 2016, shipping and handling costs were $4,823 and $3,076, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2017 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2017, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $0 as of March 31, 2017 and December 31, 2016, respectively.

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

The following table sets forth the computation of the number of net income per share for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Weighted average shares of common stock outstanding (basic)	34,974,611	33,737,243
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	34,974,611	33,727,243
Net (loss) available to common shareholders	$(25,883)	$(60,686)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.00)

For the three months ended March 31, 2017, the Company excluded 300,000 shares of common stock issuable upon conversion of preferred stock, because such issuance would be anti-dilutive.

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2017 and 2016 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the three months ended March 31, 2017 were approximately 54% of the Company’s net sales. Sales to Nurol Teknoloji Sanayi Ve Madenci for the three months ended March 31, 2017 were approximately 34% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the three months ended March 31, 2016 were approximately 66% of the Company’s net sales. Sales to Jinko Solar Technology SDN. BHD, for the three months ended March 31, 2016 were approximately 13% of the Company’s net sales.

For the three months ended March 31, 2017, two suppliers accounted for approximately 98% of total purchases.

For the three months ended March 31, 2016, two suppliers accounted for approximately 93% of total purchases.

(6) Accounts Receivable

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

As of March 31, 2017 and December 31, 2016, accounts receivable consisted of the following

	March 31, 2017	December 31, 2016
Amount outstanding	$147,174	$50,156
Less: Allowance for doubtful accounts, net	-	-
Net amount	$147,174	$50,156

(7)  Advances to Suppliers

As of March 31, 2017 and December 31, 2016, advances to suppliers are advances for finished goods and amounted to $24,802 and $158,010, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(8) Inventories

As of March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$303	$-
Inventory in transit	3,069	24,175
Reserve for slow moving and obsolete inventory	-	-
	$3,373	$24,175

For the three months ended March 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2017 and December 31, 2016, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9)  Other Receivables

Other receivables amounted $34,688 and $42,543 as of March 31, 2017 and December 31, 2016, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of March 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Machinery and equipment	$6,510	$6,245
Motor vehicles	40,585	40,236
Total	47,095	46,481
Less: accumulated depreciation	(27,265)	(25,017)
Plant and Equipment, net	$19,830	$21,464

For the three months ended March 31, 2017 and 2016, depreciation expenses amounted to $2,030 and $2,168, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2017 and 2016.

(11) Stockholders’ deficit

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

Issuance of Common Stock

(a)   Stock Issuances for Cash

On December 19, 2016, the Company issued 3,200,000 shares for cash at $0.10 per share to a unrelated party.

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

(c)  Stock cancellation

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2017, no Escrow Shares have been transferred to investors or returned to the Company.

(12) Related Parties

As of March 31, 2017 and December 31, 2016, $138,420 and $137,345 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of March 31, 2017 and December 31, 2016, $538,105 and $458,105 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of March 31, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(13) Other Payable

Other payable amounted $1,102,855 and $1,086,325 as of March 31, 2017 and December 31, 2016, respectively. Other payable are money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(14) Lease Commitment

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

Overview

We are engaged in the manufacturing and distribution of graphene, graphene oxide and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

As of and for the three months ended March 31, 2017, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Sales.

During the three months ended March 31, 2017, we had sales of $261,602, compared to sales of $112,612 for the three months ended March 31, 2016, an increase of $148,990, or approximately 132.30%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended March 31, 2017, our cost of goods sold was $207,367, compared to $98,385 for the cost of goods sold for the three months ended March 31, 2016, an increase of $108,982 or approximately 110.77%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $14,227 for the three months ended March 31, 2016 to $54,235 for the three months ended March 31, 2017. The increase of the gross profit is mainly attributed to increase of sales.

Gross profit Margin.

Our gross profit margin increased from 12.6% for the three months ended March 31, 2016 to 20.7% for the three months ended March 31, 2017 because the Company are selling higher margin products during the three month ended March 31, 2017, compared to the three months ended March 31, 2016.

Operating expenses.

Operating expenses totaled $92,525 for the three months ended March 31, 2017, compared to $94,431 for the three months ended March 31, 2016, a decrease of $1,906, or approximately 2.02%. The decrease is mainly attributed to the decrease in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $5,044 for the three months ended March 31, 2016 to $5,545 for the three months ended March 31, 2017, an increase of $501, or 9.93%. The increase is mainly attributed to increased shipping and handling costs because of increased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $86,980 for the three months ended March 31, 2017, compared to $89,387 for the three months ended March 31, 2016, a decrease of $2,407 or 2.69%. The decrease of general and administrative expenses are mainly due to decreased rent expense.

Loss from operations.

As a result of the factors described above, operating loss was $38,290 for the three months ended March 31, 2017, compared to operating loss of $80,204 for the three months ended March 31, 2016, a decrease of approximately $41,914, or 52.26%.

Other income and expenses.

Our interest expense was $1,990 for the three months ended March 31, 2017, compared to $1,026 for the three months ended March 31, 2016.

Rental income of $14,397 and $20,544 were recorded as other income for the three months ended March 31, 2017 and 2016, respectively.

Income tax.

During the three months ended March 31, 2017 and 2016, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended March 31, 2017 was $25,883, compared to net loss of $60,686 for the three months ended March 31, 2016, a decrease of $34,803, or 57.35%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2017 was $1,523, compared a translation loss of $1,109 for the three months ended March 31, 2016, an increase of $414.

Net loss available to common stockholders.

Net loss available to our common stockholders was $27,406, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2017, compared to net loss of $61,795, or net loss of $(0.00) per share (basic and diluted), for the three months ended March 31, 2016.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2017, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended March 31, 2017.

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

At March 31, 2017, cash and cash equivalents were $28,813, compared to $50,300 at December 31, 2016, a decrease of $21,487. Our working capital deficit increased by $25,771 to a deficit of $1,713,430 at March 31, 2017 from $1,687,659 at December 31, 2016.

Accounts receivable, net of allowance, were $147,174 and $50,156 as of March 31, 2017 and December 31, 2016, respectively. The increase was mainly due to increased sales during the three months ended March 31, 2017. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of March 31, 2017, inventories were $3,373, compared to $24,175 at December 31, 2016, a decrease of $20,802, or 86.0%.  As of March 31, 2017 and December 31, 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers decreased from $158,010 at December 31, 2016 to $24,802 at March 31, 2017, a decrease of $133,208. The decrease of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the three months ended March 31, 2017. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of March 31, 2017 and December 31, 2016, respectively.

The following table sets forth information about our net cash flow for the three months indicated:

	For Three months Ended March 31
	2017	2016
Net cash flows provided by (used in) operating activities	$(21,528)	$25,875
Net cash flows used in investing activities	$(211)	$-
Net cash flows (used in) financing activities	$(117)	$(153)

Net cash flow used in operating activities was $21,528 for the three months ended March 31, 2017, compared to $25,875 provided by operating activities for the three months ended March 31, 2016, a decrease of $477,403. The decrease in net cash flow in operating activities was mainly due to decrease of $134,542 in advance to suppliers, offset by increase of $100,658 in accounts receivable and decrease of $143,973 in other payables.

Net cash flow used in investing activities was $211 for the three months ended March 31, 2017, compared to $0 for the three months ended March 31, 2016, an increase of $211, or 100%. The increase is mainly due to there were more acquisition of plant and equipment in the three months ended March 31, 2017.

Net cash flow used in financing activities was $117 for the three months ended March 31, 2017, compared to $153 used in financing activities for the three months ended March 31, 2016, a decrease of $36. The decrease in net cash flow provided by financing activities was mainly due to payments to loan from related parties in the three months ended March 31, 2017.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2017 and 2016.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of March 31, 2017 and December 31, 2016.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the three months ended March 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2017 and 2016.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2017 and 2016 were not significant.

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

No stock compensation expenses was amortized and recognized as general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 12, 2017	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 12, 2017	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

