Form 10-Q
period 2017-09-30
China Carbon Graphite Group, Inc.
filed 2017-11-14
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2017, there were 27,010,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2017

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of China Carbon Graphite Group, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

China Carbon Graphite Group, Inc.

September 30, 2017 and 2016

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,691	$50,300
Account Receivable	-	50,156
Inventories	3,426	24,175
Advance to suppliers	268,435	158,010
Other receivables, net	17,349	42,543

Total current assets	311,901	325,184

Property And Equipment, Net	29,045	21,464

Total Assets	$340,946	$346,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$74,495	$199,740
Accrued payroll - related party	593,186	506,883
Advance from customers	314,473	27,535
Other payables	1,034,570	1,086,325
Due to related parties	143,203	137,345
Dividends payable	55,015	55,015
Total current liabilities	2,214,942	2,012,843

Total Liabilities	2,214,942	2,012,843

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,010,346 and 37,398,518 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	27,010	37,398
Additional paid-in capital	48,738,883	48,728,495
Accumulated other comprehensive income	80,977	89,769
Accumulated loss	(50,720,866)	(50,521,857)
Total stockholders’ deficit	(1,873,996)	(1,666,195)
Total Liabilities and Stockholders’ Deficit	$340,946	$346,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Nine and Three Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Sales	$141,120	$171,582	$506,236	$574,522

Cost of Goods Sold	141,058	142,887	427,115	474,477
Gross Profit	62	28,695	79,121	100,045

Operating Expenses
Selling expenses	4,947	5,222	14,836	18,212
General and administrative	92,036	104,598	275,224	304,448
Total operating expenses	96,983	109,820	290,060	322,660

Loss before other income (expense) and income taxes	(96,921)	(81,125)	(210,939)	(222,615)

Other Income (Expense)
Interest expense, net	(162)	(224)	(3,127)	(560)
Other income (expense), net	150	17,748	15,057	57,662
Total other expense (income), net	(12)	17,524	11,930	57,102

Loss before income taxes	(96,933)	(63,601)	(199,009)	(165,513)

Income Tax Expense	-	-	-	-

Net loss	(96,933)	(63,601)	(199,009)	(165,513)

Other Comprehensive Income
Foreign currency translation gain (loss)	(4,567)	869	(8,793)	5,736
Total Comprehensive Loss	$(101,500)	$(62,732)	$(207,802)	$(159,777)

Share Data
Basic and diluted loss per share Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	27,010,346	33,934,518	29,635,928	33,869,000

Weighted average common shares outstanding, diluted	27,010,346	33,934,518	29,635,928	33,869,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(199,009)	$(165,513)
Adjustments to reconcile net cash provided by operating activities
Depreciation and Amortization	6,627	6,478
Stock compensation	-	7,920
Changes in operating assets and liabilities
Accounts receivable	51,185	(101,926)
Other receivables	26,208	32,620
Advance to suppliers	(101,257)	-
Inventory	21,320	(1,021)
Accounts payable and accrued liabilities	(41,987)	(9,234)
Advance from customers	279,430	(7,149)
Taxes payable	10,752	1,644
Other payables	(68,996)	236,831
Net cash provided by operating activities	(15,727)	650

Cash flows from investing activities
Acquisition of equipment	(13,128)	(1,163)
Net cash used in investing activities	(13,128)	(1,163)

Cash flows from financing activities
Payments to loan from related parties	(119)	-
Net cash used in financing activities	(119)	-

Effect of exchange rate fluctuation on cash and cash equivalents	1,365	(992)

Net decrease in cash	(27,609)	(1,505)

Cash and cash equivalents at beginning of period	50,300	35,523

Cash and cash equivalents at ending of period	$22,691	$34,018

Supplemental disclosure of cash flow information

Interest paid	$3,127	$560
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of September 30, 2017 and as of December 31, 2016, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2017, the Company has incurred operating losses and working capital deficit.

These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

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

(4) Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Some of the significant estimates include values and lives assigned to acquired equipment, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory. Actual results may differ from these estimates.

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

For the nine months ended September 30, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2017 and 2016.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2017 and 2016 were $(4,567) and $869, respectively. Translation adjustments for the nine months ended September 30, 2017 and 2016 were $(8,793) and $5,736, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2017 and 2016 were $1,365 and $(992), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.65 RMB and 6.94 RMB to $1.00 at September 30, 2017 and December 31, 2016, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2017 and 2016 were 6.80 RMB and 6.58 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor. The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three and nine months ended September 30, 2017 and 2016.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended September 30, 2017 and 2016, shipping and handling costs were $3,214 and $707, respectively. For the nine months ended September 30, 2017 and 2016, shipping and handling costs were $8,922 and $7,672, respectively.

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

The Company only has one business segment, which focuses on sales of graphene and graphene oxide during 2016 and nine months ended September 30, 2017.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2017 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2017, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. VAT payable is included in prepaid expenses of $0 and is included in prepaid expenses of $0 as of September 30, 2017 and December 31, 2016, respectively.

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

The following table sets forth the computation of the number of net income per share for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Weighted average shares of common stock outstanding (basic)	29,635,928	33,869,000
Shares issuable upon conversion of Series B Preferred Stock		-
Weighted average shares of common stock outstanding (diluted)	29,635,928	33,869,000
Net (loss) available to common shareholders	$(199,009)	$(165,513)
Net (loss) per shares of common stock (basic)	$(0.01)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.01)	$(0.00)

The following table sets forth the computation of the number of net income per share for the three months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Weighted average shares of common stock outstanding (basic)	27,010,346	33,934,518
Shares issuable upon conversion of Series B Preferred Stock		-
Weighted average shares of common stock outstanding (diluted)	27,010,346	33,934,518
Net (loss) available to common shareholders	$(96,933)	$(63,601)
Net (loss) per shares of common stock (basic)	$(0.00)	$(0.00)
Net (loss) per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2017 and 2016 included net income and foreign currency translation adjustments.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the nine months ended September 30, 2017 were approximately 55% of the Company’s net sales. Sales to NurolTeknolojiSanayiVeMadenci for the nine months ended September 30, 2017 were approximately 29% of the Company’s net sales. Sales to Jinko Solar Technology SDN. BHD, for the nine months ended September 30, 2017 were approximately 12% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD, for the nine months ended September 30, 2016 were approximately 37% of the Company’s net sales. Sales to Honglang Carbon Industry Co., Ltd for the nine months ended September 30, 2016 were approximately 38% of the Company’s net sales. Sales to NurolTeknolojiSanayiVeMadenci for the nine months ended September 30, 2016 were approximately 15% of the Company’s net sales.

For the nine months ended September 30, 2017, three suppliers accounted for approximately 88% of total purchases.

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

As of September 30, 2017 and December 31, 2016, accounts receivable consisted of the following

	September 30, 2017	December 31, 2016
Accounts receivable	$-	$50,156
Less: Allowance for doubtful accounts, net	-	-
Net amount	$-	$50,156

(7) Advances to Suppliers

As of September 30, 2017 and December 31, 2016, advances to suppliers are advances for finished goods and amounted to $268,435 and $158,010, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(8) Inventories

As of September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$402	$-
Inventory in transit	3,024	24,175
Reserve for slow moving and obsolete inventory	-	-
	$3,426	$24,175

For the nine months ended September 30, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2017 and December 31, 2016, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Other Receivables

Other receivables amounted $17,349 and $42,543 as of September 30, 2017 and December 31, 2016, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Machinery and equipment	$19,940	$6,245
Motor vehicles	41,988	40,236
Total	61,928	46,481
Less: accumulated depreciation	(32,883)	(25,017)
Plant and Equipment, net	$29,045	$21,464

For the three months ended September 30, 2017 and 2016, depreciation expenses amounted to $2,484 and $2,139, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expenses amounted to $6,627 and $6,478, respectively.

The Company spent $7,942 and $0 in acquisition of property and equipment during the three months ended September 30, 2017 and 2016. The Company spent $13,128 and $1,163 in acquisition of property and equipment during the nine months ended September 30, 2017 and 2016.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2017 and 2016.

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

Issuance of Common Stock

(a)  Stock Issuances for Cash

On December 19, 2016, the Company issued 3,200,000 shares for cash at $0.10 per share to an unrelated party.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2017, no Escrow Shares have been transferred to investors or returned to the Company.

(12) Related Parties

As of September 30, 2017 and December 31, 2016, $143,203 and $137,345 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of September 30, 2017 and December 31, 2016, $548,186 and $458,105 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of September 30, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(13) Other Payable

Other payable amounted $1,034,570 and $1,086,325 as of September 30, 2017 and December 31, 2016, respectively. Other payables are money borrowed from unrelated parties for operating purpose. These payables are without collateral, interest free, and due on demand.

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

Future minimum lease payments under non-cancellable lease agreement for the twelve months after September 30, 2017 are as follow:

Year:
2017	$35,349
2018	6,232
2019	-
2020	-
2021 and after	-
$41,581

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

As of and for the three and nine months ended September 30, 2017, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Sales.

During the three months ended September 30, 2017, we had sales of $141,120, compared to sales of $171,582 for the three months ended September 30, 2016, a decrease of $30,462, or approximately 17.75%. Significant sales decrease was mainly attributable to the decrease in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended September 30, 2017, our cost of goods sold was $141,058, compared to $142,887 for the cost of goods sold for the three months ended September 30, 2016, a decrease of $829 or approximately 1.28%. The decrease in the cost of sales was primarily attributable to the decrease in sales volume.

Gross profit.

Our gross profit decreased from $28,695 for the three months ended September 30, 2016 to $62 for the three months ended September 30, 2017. The decrease of the gross profit is mainly attributed to decrease of sales.

Gross profit margin.

Our gross profit margin decreased from 16.7% for the three months ended September 30, 2016 to 0.04% for the three months ended September 30, 2017 because the Company sold the products at lower margin to develop a new customer during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Operating expenses.

Operating expenses totaled $96,983 for the three months ended September 30, 2017, compared to $109,820 for the three months ended September 30, 2016, a decrease of $12,837, or approximately 11.68%. The decrease is mainly attributed to the decrease in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses decreased from $5,222 for the three months ended September 30, 2016 to $4,947 for the three months ended September 30, 2017, a decrease of $275, or 5.27%. The decrease is mainly due to the decreased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $92,036 for the three months ended September 30, 2017, compared to $104,598 for the three months ended September 30, 2016, a decrease of $12,562, or 12.01%. The decrease of general and administrative expenses is mainly due to decreased professional expenses.

Loss from operations.

As a result of the factors described above, operating loss was $96,921 for the three months ended September 30, 2017, compared to operating loss of $81,125 for the three months ended September 30, 2016, an increase of approximately $15,796, or 19.47%.

Other income and expenses.

Our interest (income) expense was $162 for the three months ended September 30, 2017, compared to $224 for the three months ended September 30, 2016.

Rental income of $150 and $17,748 were recorded as other income for the three months ended September 30, 2017 and 2016, respectively.

Income tax.

During the three months ended September 30, 2017 and 2016, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the nine months ended September 30, 2017 was $199,009 , compared to net loss of $165,513 for the nine months ended September 30, 2016, an increase of $33,496, or 20.24%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended September 30, 2017 was $4,567, compared a translation gain of $869 for the three months ended September 30, 2016, an increase of $5,436.

Net loss available to common stockholders.

Net loss available to our common stockholders was $96,933, or $(0.00) per share (basic and diluted), for the three months ended September 30, 2017, compared to net loss of $63,601, or net loss of $(0.00) per share (basic and diluted), for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Sales.

During the nine months ended September 30, 2017, we had sales of $506,236, compared to sales of $574,522 for the nine months ended September 30, 2016, a decrease of $68,286, or approximately 11.89%. The decrease was mainly attributable to the decrease in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the nine months ended September 30, 2017, our cost of goods sold was $427,115, compared to $474,477 for the cost of goods sold for the nine months ended September 30, 2016, a decrease of $47,362, or approximately 9.98%. The decrease in the cost of sales was primarily attributable to the decrease in sales volume.

Gross profit.

Our gross profit decreased from $100,045 for the nine months ended September 30, 2016 to $79,121 for the nine months ended September 30, 2017. The decrease of the gross profit is mainly attributed to decrease of sales.

Gross profit margin.

Our gross profit margin increased from 17.4% for the nine months ended September 30, 2016 to 15.6% for the nine months ended September 30, 2017 because the Company are selling lower margin products during to attract a new customer during the three months ended September 30, 2017, so in the nine months ended September 30, 2017 the total gross margin was lower compared to the nine months ended September 30, 2016.

Operating expenses.

Operating expenses totaled $290,060 for the nine months ended September 30, 2017, compared to $322,660 for the nine months ended September 30, 2016, a decrease of $32,600 or approximately 10.10%. The decrease is mainly attributed to the decrease in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses decreased from $18,212 for the nine months ended September 30, 2016 to $14,836 for the nine months ended September 30, 2017, a decrease of $3,376, or 18.54%. The decrease is mainly attributed to decreased shipping and handling costs because of decreased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $275,224 for the nine months ended September 30, 2017, compared to $304,448 for the nine months ended September 30, 2016, a decrease of $29,224, or 9.60%. The decrease of general and administrative expenses is mainly due to decreased professional expense.

Loss from operations.

As a result of the factors described above, operating loss was $210,939 for the nine months ended September 30, 2017, compared to operating loss of $222,615 for the nine months ended September 30, 2016, a decrease of approximately $11,676, or 5.24%.

Other income and expenses.

Our interest expense was $3,127 for the nine months ended September 30, 2017, compared to $560 for the nine months ended September 30, 2016.

Rental income of $15,057 and $57,662 were recorded as other income for the nine months ended September 30, 2017 and 2016, respectively.

Income tax.

During the nine months ended September 30, 2017 and 2016, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the nine months ended September 30, 2017 was $199,099, compared to net loss of $165,513 for the nine months ended September 30, 2016, an increase of $33,496, or 20.24%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the nine months ended September 30, 2017 was $8,793, compared a translation gain of $5,736 for the nine months ended September 30, 2016, an increase of $14,529.

Net loss available to common stockholders.

Net loss available to our common stockholders was $199,009, or $(0.01) per share (basic and diluted), for the nine months ended September 30, 2017, compared to net loss of $165,513, or net loss of $(0.00) per share (basic and diluted), for the nine months ended September 30, 2016.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2017, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the nine months ended September 30, 2017.

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

At September 30, 2017, cash and cash equivalents were $22,691, compared to $50,300 at December 31, 2016, a decrease of $27,609. Our working capital deficit increased by $215,382 to a deficit of $1,903,041 at September 30, 2017 from $1,687,659 at December 31, 2016.

Accounts receivable, net of allowance, were $0 and $50,156 as of September 30, 2017 and December 31, 2016, respectively. The decrease was mainly due to collection of accounts receivable during the nine months ended September 30, 2017. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of September 30, 2017, inventories were $3,426, compared to $24,175 at December 31, 2016, a decrease of $20,749, or 85.8%.  As of September 30, 2017 and December 31, 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers increased from $158,010 at December 31, 2016 to $268,435 at September 30, 2017, an increase of $110,425. The increase of advances to suppliers is mainly because the Company made more advanced payments to suppliers during the nine months ended September 30, 2017. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of September 30, 2017 and December 31, 2016, respectively.

The following table sets forth information about our net cash flow for the three months indicated:

	For Nine Months Ended September 30,
	2017	2016
Net cash flows provided by (used in) provided by operating activities	$(15,727)	$650
Net cash flows used in investing activities	$(13,128)	$(1,163)
Net cash flows used in financing activities	$(119)	$-

Net cash flow used in operating activities was $15,727 for the nine months ended September 30, 2017, compared to $650 provided by operating activities for the nine months ended September 30, 2016, an increase of $16,377. The increase in net cash flow in operating activities was mainly due to less increase of $305,827 in other payable, more increase of $101,257 in advance to suppliers, offset by less increase of $153,111 in accounts receivable, and more increase of $286,579 in advance from other customers.

Net cash flow used in investing activities was $13,128 for the nine months ended September 30, 2017, compared to $1,163 for the nine months ended September 30, 2016, an increase of $11,965, or 1,028.8%. The increase is mainly due to there were more acquisition of plant and equipment in the nine months ended September 30, 2017.

Net cash flow used in financing activities was $119 for the nine months ended September 30, 2017, compared to $0 provided by financing activities for the nine months ended September 30, 2016, a decrease of $119. The decrease in net cash flow provided by financing activities was mainly due to payments to loan from related parties in the nine months ended September 30, 2017.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer or distributor.  The Company does not provide chargeback or price protection rights to the distributors. The distributor only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not manufacture the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not estimate deductions or allowances for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2017 and 2016.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of September 30, 2017 and December 31, 2016.

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

For the nine months ended September 30, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2017 and 2016.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2017 and 2016 were not significant.

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

No stock compensation expenses were amortized and recognized as general and administrative expenses for the nine months ended September 30, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the  three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 14, 2017	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 14, 2017	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer

