Form 10-K
period 2017-12-31
China Carbon Graphite Group, Inc.
filed 2018-04-02
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $454,067 based on 22,703,346 non-affiliates shares of common stock as of June 30, 2017.

The number of shares of the registrant’s common stock outstanding as of March 28, 2018 was 27,262,346.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

i

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

Our business is conducted in the People’s Republic of China (“China” or the “PRC”). “RMB” refers to Renminbi, or the Yuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

ii

PART I

Item 1.	Business.

Business Overview

We are engaged in the research and development, small production and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China. We have developed our own graphene prototype and produces the products by orders only, for which we sell domestically and export internationally. We outsource the production of large orders to third parties as we have not commercialized our product prototype. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products.

Our business scope includes research and development, small production and selling primarily the following types of graphite products:

●	graphene;

●	graphene oxide;

●	carbon graphite felt; and

●	graphite bipolar plates

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

Sale of Xingyong. On June 10, 2014, the Company entered into an asset purchase agreement (the “Agreement”) by and among the Company and its wholly-owned subsidiary, Yongle (together with the Company, the “Sellers”), and Dengyong Jin and Benhua Du (collectively, the “Purchasers”).  Pursuant to the Agreement, the Purchasers purchased all of the rights and obligations of Yongle with relating to Xingyong under the Contractual Arrangements.  The Purchasers collectively hold 100% of the outstanding equity interests of Xingyong.  The purchase price under the Agreement was $1,543,734 (RMB 10 million), including $575,813 (RMB 3.73 million) in cash and the cancellation of the registrant’s repayment obligations of $967,921 (RMB 6.27 million) previously advanced by Dengyong Jin to the Company.   The Purchasers agreed to return all shares held individually and under Sincere Investment (PTC) Limited totaling 10,388,172 shares. The disposal of Xingyong became effective on June 30, 2014 after approved by majority of shareholders at a special meeting of shareholders held on such date. In connection with this transaction and as of December 31, 2016, Company has not received the $1,543,734 of the total purchase price and adjusted the note receivable as a bad debt expense. As of March 10, 2017, 9,388,172 shares of common stock previously held by Sincere were cancelled.

The Company’s results of operations related to Xingyong have since been reclassified as discontinued operations on a retrospective basis for all periods presented.

Acquisition in December 2013

On December 23, 2013, we acquired Golden Ivy Limited, a British Virgin Island company (“BVI Co.”). Pursuant to the terms of the acquisition, we issued an aggregate of 5,000,000 shares of common stock, par value $0.001 per share, to the former shareholders of BVI Co. in exchange for 100% of the issued and outstanding equity of BVI Co. BVI Co. then became a wholly owned subsidiary of the Company. The shares were issued on January 16, 2014.

BVI Co. currently has one business operation as follows (the “Business”):

●	A business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. We are able to supply end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through our sales channels, we also supply special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, carbon fiber felt, bipolar graphite plates, graphite oxide & graphene.

The Business and the facilities related thereto are all located in the People’s Republic of China (“China”).  The Business is conducted by Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”), a wholly foreign owned enterprise under laws of China.  Royal Shanghai is wholly owned by Royal Elite International Limited, a Hong Kong company (“Royal HK”), which is wholly owned by BVI Co.  The Business currently generates minimal sales.

Royal Shanghai was set up in Shanghai on June 9, 2010. Royal HK was set up in Hong Kong on January 8, 2010.

Organizational Structure Chart

The following chart sets forth our organizational structure:

Our Products

Through our subsidiary we now perform minor manufacture and sell the following products:

●	graphene;

●	graphene oxide;

●	carbon graphite felt; and

●	graphite bipolar plates.

Graphene Oxide has wide applications as a conductive agent, such as in lithium ion batteries, super capacitors, rubber and plastic additives, conductive ink, special coating, transparent conductive thin films and chips.

Graphite bipolar plates are primarily used in solar power storage.

In 2018, the Company discovered an Innovational Anti-Bacterial Graphene Silver Composite. The Company has applied for a patent on this new graphene/silver invention. This powerful composite has a bacterial killing rate of 99% in just 4 hours. The bacteria is used to test for product potency that includes: staphylococcus aureus, colibacillus and blastomyces albicans.

The Company’s new material is forecasted to replace the current leading cure for dermatomycosis, a nano-silver based medicine.  In addition, the new composite can be material for resin/polymer fiber industrial products such as: anti-bacterial PU insole, anti-bacterial PET fiber, etc. Due to its wide array of industrial and medical applications, this material will provide great chances for Royal Shanghai further expand towards new markets.

In 2018, the Company discovered an Innovational Anti-Bacterial Graphene Silver Composite. The Company, through Royal Shanghai, has applied for a patent on this new graphene/silver invention. This powerful composite has a bacterial killing rate of 99% in just 4 hours. The bacteria is used to test for product potency that includes: staphylococcus aureus, colibacillus and blastomyces albicans.

Our Customers

Our customers include international customers and domestic customers.

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

Employees

As of March 2018, we had 8 full-time employees. As of March 2017, we had 7 full-time employees.

Item 1A.	Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2.	Properties.

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

Our principal executive office is located at 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765, and our telephone number is (909) 843-6518. As of March 30, 2018, the Company leases its corporate mailing address for a monthly fee of $365. The lease is month to month.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2017 to March 15, 2019. The current monthly rent including monthly management fee is approximately $1,038 (RMB 7,063).

Royal Shanghai leases another office in Shanghai China. The lease term of the office space is from April 1, 2017 to August 27, 2018. The current monthly rent including monthly management fee is approximately $2,081 (RMB 14,158).

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$0.09	$0.05

Fiscal Year Ended December 31, 2017
First Quarter	$0.07	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.10	$0.04

Fiscal Year Ended December 31, 2016
First Quarter	$0.04	$0.01
Second Quarter	$0.35	$0.01
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.07	$0.01

Number of Holders of Our Common Stock

As of March 28, 2018, there were 46 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2017, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In January 2018, the Company issued an aggregate of 200,000 shares of common stock to four directors as service compensation. The issuance of these shares was recorded at grant date fair market value at $0.06 per share.

In January 2018, the Company issued 40,000 shares of common stock to the CFO and issued 12,000 shares of common stock to the VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.06 in 2016.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the related notes, which appear elsewhere in this report. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from our forward-looking statements, see the section entitled “Cautionary Note Regarding Forward Looking Statements” above.

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

Overview

We are engaged in the research and development, small production and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China. We have developed our own graphene prototype and produces the products by orders only, for which we sell domestically and export internationally. We outsource the production of large orders to third parties as we have not commercialized our product prototype. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products.

As of and for the year ended December 31, 2017, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations - Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth the results of our operations for the periods indicated in U.S. dollars:

	Years ended December 31,
	2017	2016

Sales	$993,276	$809,909

Cost of Goods Sold	877,861	648,152
Gross Profit	115,415	161,757

Operating Expenses
Selling expenses	20,442	29,335
General and administrative	366,196	418,050
Total operating expenses	386,638	447,385

Loss before other income (expense) and income taxes	(271,223)	(285,628)

Other Income (Expense)
Interest expense	(3,613)	(2,686)
Other income (expense), net	20,544	80,452
Total other expense (income), net	16,931	77,766

Loss before income taxes	(254,292)	(207,862)

Income Tax Expense	-	-

Net loss	(254,292)	(207,862)
Other Comprehensive Income
Foreign currency translation gain (loss)	(13,966)	12,792
Total Comprehensive Loss	$(268,258)	$(195,070)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Sales

During the year ended December 31, 2017, we had sales of $993,276, compared to sales of $809,909 for the year ended December 31, 2016, an increase of $183,367, or approximately 23%. The sales increase was mainly attributable to the increase in demand for products among consumers in the Chinese market.

Cost of goods sold

Our cost of goods sold consists of the purchase cost.  During the year ended December 31, 2017, our cost of goods sold was $877,861, compared to $648,152 for the cost of goods sold for the year ended December 31, 2016, an increase of $229,709 or approximately 35%. The increase in the cost of sales was in line with the increase in sales volume.

Gross profit

Our gross profit decreased from $161,757 for the year ended December 31, 2016 to $115,415 for the year ended December 31, 2017. The decrease of the gross profit is mainly attributed to increased cost of goods sold.

Gross profit Margin

Our gross profit margin decreased from 20% for the year ended December 31, 2016 to 12% for the year ended December 31, 2017 because the Company are selling lower margin products during the year ended December 31, 2017 compared to the same period 2016.

Operating expenses

Operating expenses totaled $386,638 for the year ended December 31, 2017, compared to $447,385 for the year ended December 31, 2016, a decrease of $60,747, or approximately 14%. The decrease is mainly because the Company had less selling expenses and because the Company had less stock compensation expenses in 2017 compared with 2016 due to Company did not issue any stock to director or officers in 2017 and because the Company has less rent expenses in 2017 compared with 2016 due to the Company moved to lower cost locations.

Selling, general and administrative expenses

Selling expenses decreased from $29,335 for the year ended December 31, 2016 to $20,442 for the year ended December 31, 2017, a decrease of $8,893, or 30%. The decrease is mainly attributed to the sales people are more productive and efficient.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses and accounting expenses) and stock compensation. General and administrative expenses were $366,196 for the year ended December 31, 2017, compared to $418,050 for the year ended December 31, 2016, a decrease of $51,854 or 14%. The decrease of general and administrative expenses is mainly because the Company had no stock compensation expenses in 2017 and because the Company has less rent expenses in 2017 compared with 2016 due to the Company moved to lower cost locations.

Loss from operations

Our operating loss was $271,223 for the year ended December 31, 2017, compared to operating loss of $285,628 for the year ended December 31, 2016, a decrease of approximately $14,405, or 5% due to increased sales and decreased selling, general and administrative expenses, offset by increased cost of goods.

Other income and expenses

Our interest expense was $3,613 for the year ended December 31, 2017, compared to $2,686 for the year ended December 31, 2016.

Rental income of $20,544 and $80,452 were recorded as other income for the years ended December 31, 2017 and 2016, respectively.  The decrease is due to the Company moved to a new location and stopped subleasing in March 2017.

Income tax

During the years ended December 31, 2017 and 2016, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net loss for the year ended December 31, 2017 was $254,292, compared to net loss of $207,862 for the year ended December 31, 2016, an increase of $46,430, or 22%.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2017 was $13,966, compared to a translation gain of $12,792 for the year ended December 31, 2016, an increase of $26,758.

Net loss available to common stockholders

Net loss available to our common stockholders was $268,258, or $(0.01) per share (basic and diluted), for the years ended December 31, 2017, compared to net loss of $195,070, or net loss of $(0.01) per share (basic and diluted), for the years ended December 31, 2016.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2017, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2017.

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

At December 31, 2017, cash and cash equivalents were $8,106, compared to $50,300 at December 31, 2016, a decrease of $42,194. Our working capital deficit increased by $299,333 to a deficit of $1,979,992 at December 31, 2017 from a deficit of $1,687,659 at December 31, 2016.

Accounts receivable, net of allowance, were $3,640 and $50,156 for the fiscal year ended December 31, 2017 and 2016, respectively. The decrease was mainly due to better collection of receivables and more required advances from customers during the year ended December 31, 2017. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2017, inventories were $4,662, compared to $24,175 at December 31, 2016, a decrease of $19,153, or 80%. As of December 31, 2017 and December 31, 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers increased from $158,010 at December 31, 2016 to $169,459 at December 31, 2017, an increase of $160,129. The increase of advances to suppliers is mainly because the Company made more advanced payments to suppliers during the year ended December 31, 2017. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of December 31, 2017 and December 31, 2016, respectively.

Fiscal Year ended December 31, 2017 Compared to Fiscal Year ended December 31, 2016

The following table sets forth information about our net cash flow for the years indicated:

	Years ended December 31,
	2017	2016
Net cash used in operating activities	(12,199)	(301,396)
Net cash used in investing activities	(31,129)	(1,152)
Net cash provided by (used in) provided by financing activities	(120)	320,122

Net cash flow used in operating activities was $12,199 for the year ended December 31, 2017, compared to $301,396 provided by operating activities for the year ended December 31, 2016, a decrease of $289,197. The decrease in net cash flow in operating activities was mainly due to more advance from customers during the year ended December 31, 2017 compared with 2016.

Net cash flow used in investing activities was $31,129 for the year ended December 31, 2017, compared to $1,152 for the year ended December 31, 2016, an increase of $29,997. The increase is mainly due to more acquisition of plant and equipment during the year ended December 31, 2017 compared with 2016.

Net cash flow provided by financing activities was $120 for the year ended December 31, 2017, compared to $320,122 used in financing activities for the year ended December 31, 2017, a decrease of $320,002. The decrease in net cash flow provided by financing activities was mainly due to the Company received $320,000 from share issuance in 2016.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2017 and 2016.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of December 31, 2017 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the years ended December 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2017 and 2016.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2017 and 2016 were not significant.

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

$0 and $21,120 of stock compensation expenses were amortized and recognized as general and administrative expenses for the years ended December 31, 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Carbon Graphite Group, Inc.

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $50,776,149 as of December 31, 2017. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes raising additional capitals. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD LLP

Diamond Bar, California

April 2, 2018

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$8,106	$50,300
Account Receivable	3,640	50,156
Inventories	4,662	24,175
Advance to suppliers	169,459	158,010
Other receivables, net	17,383	42,543

Total current assets	203,250	325,184

Property And Equipment, Net	45,540	21,464

Total Assets	$248,790	$346,648

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$70,724	$199,740
Accrued payroll - related party	623,190	506,883
Advance from customers	198,301	27,535
Other payables	1,089,573	1,086,325
Due to related parties	146,439	137,345
Dividends payable	55,015	55,015
Total current liabilities	2,183,242	2,012,843

Total Liabilities	2,183,242	2,012,843

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 27,010,346 and 37,398,518 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	27,010	37,398
Additional paid-in capital	48,738,883	48,728,495
Accumulated other comprehensive income	75,804	89,769
Accumulated loss	(50,776,149)	(50,521,857)
Total stockholders’ equity (deficit)	(1,934,452)	(1,666,195)
Total Liabilities and Stockholders’ Equity (Deficit)	$248,790	$346,648

  The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

	Years ended December 31,
	2017	2016

Sales	$993,276	$809,909

Cost of Goods Sold	877,861	648,152
Gross Profit	115,415	161,757

Operating Expenses
Selling expenses	20,442	29,335
General and administrative	366,196	418,050
Total operating expenses	386,638	447,385

Loss before other income (expense) and income taxes	(271,223)	(285,628)

Other Income (Expense)
Interest expense	(3,613)	(2,686)
Other income (expense), net	20,544	80,452
Total other expense (income), net	16,931	77,766

Loss before income taxes	(254,292)	(207,862)

Income Tax Expense	-	-

Net loss	(254,292)	(207,862)

Other Comprehensive Income
Foreign currency translation gain (loss)	(13,966)	12,792
Total Comprehensive Loss	$(268,258)	$(195,070)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	28,974,137	33,999,043

Weighted average common shares outstanding, diluted	28,974,137	33,999,043

  The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Convertible series B		Common		Additional		Other	Total
	preferred Stock		Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2015	-	$-	33,670,518	$33,670	$48,391,103	$(50,313,995)	$76,978	$(1,812,244)

Issuance of common stock for directors and employees	-	-	528,000	528	20,592	-	-	21,120

Share issuance for cash	-	-	3,200,000	3,200	316,800	-	-	320,000

Net loss	-	-	-	-	-	(207,862)	-	(207,862)

Foreign currency translation adjustment	-	-	-	-	-	-	12,792	12,792

Balance at December 31, 2016	-	-	37,398,518	37,398	48,728,495	(50,521,857)	89,770	(1,666,194)

Stock cancellation	-	-	(10,388,172)	(10,388)	10,388	-	-	-

Net loss	-	-	-	-	-	(254,292)	-	(254,292)

Foreign currency translation adjustment	-	-	-	-	-	-	(13,966)	(13,966)

Balance at December 31, 2017	-	$-	27,010,346	$27,010	$48,738,883	$(50,776,149)	$75,804	$(1,934,452)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(254,292)	$(207,862)
Adjustments to reconcile net cash used in operating activities
Depreciation and Amortization	9,334	8,606
Stock compensation	-	21,120
Changes in operating assets and liabilities
Accounts receivable	48,032	(27,355)
Other receivables	26,611	(2,435)
Advance to suppliers	(809)	(165,223)
Inventory	20,351	(22,950)
Accounts payable and accrued liabilities	(16,965)	(11,653)
Advance from customers	162,653	21,709
Taxes payable	11,922	4,309
Other payables	(19,036)	80,338
Net cash used in operating activities	(12,199)	(301,396)

Cash flows from investing activities
Acquisition of equipment	(31,129)	(1,152)
Net cash used in investing activities	(31,129)	(1,152)

Cash flows from financing activities
Proceeds from share issuance	-	320,000
Proceeds from loan from related parties	-	1,192
Payments to loan from related parties	(120)	(1,070)
Net cash provided by (used in) financing activities	(120)	320,122

Effect of exchange rate fluctuation on cash and cash equivalents	1,254	(2,797)

Net increase in cash	(42,194)	14,777

Cash and cash equivalents at beginning of period	50,300	35,523

Cash and cash equivalents at ending of period	$8,106	$50,300

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

(1) Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the sales of graphene and graphene oxide, carbon graphite felt and graphite bipolar plates in the People’s Republic of China (“China” or the “PRC”). We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. The Company supplies end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through its sales channels, the Company supplies special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, carbon fiber felt, bipolar graphite plates, graphite oxide & graphene.

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

BVI Co. currently has one business operation as follows (the “Business”):

●	The Company supplies end-users in graphite application zones including industries of steel, metallurgy, non-ferrous, PV, energy storage, optical fiber, semiconductor, chemicals. In addition, through its sales channels, the Company supplies special graphite blocks & rods, graphite electrodes, precision machined graphite parts & components, carbon fiber felt, bipolar graphite plates, graphite oxide & graphene.

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2017 and as of December 31, 2016, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2017, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Some of the significant estimates include values and lives assigned to acquired property and equipment, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory.. Actual results may differ from these estimates.

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  The cost of inventories comprises all costs of purchases, and other costs incurred in bringing the inventories to their present location and condition. Cost is determined using the weighted average method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale . The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Impairment of inventories is recorded in cost of goods sold.

For the years ended December 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2017 and 2016.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2017 and 2016 were $(13,966) and $12,792, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2017 and 2016 were $1,254 and $(2,797), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.51 RMB and 6.94 RMB to $1.00 at December 31, 2017 and December 31, 2016, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2017 and 2016 were 6.76 RMB and 6.64 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon receipt of the delivery confirmation provided by the customer.  The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company  once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines . Therefore, the Company does not  record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2017 and 2016.

Cost of goods sold

Cost of goods sold consists primarily of the purchase costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2017 and 2016, shipping and handling costs were $12,564 and $11,289, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2017 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2017, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The carrying amount of other receivables, advance to vendors, advances from customers, other payables, accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items.

loss per share

Basic loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive shares of common stock consist of the common stock issuable upon the conversion of convertible debt, preferred stock and warrants. The Company uses if-converted method to calculate the dilutive preferred stock and treasury stock method to calculate the dilutive shares issuable upon exercise of warrants.

The following table sets forth the computation of the number of net loss per share for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Weighted average shares of common stock outstanding (basic)	28,974,137	33,999,043
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	28,974,137	33,999,043
Net loss available to common shareholders	$(254,292)	$(207,862)
Net loss per shares of common stock (basic)	$(0.01)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.01)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2017 and 2016 included net income and foreign currency translation adjustments.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company assessed the potential impact of the adoption Topic 606 but does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Jinko Solar Technology SDN. BHD, for the year ended December 31, 2017 were approximately 8% of the Company’s net sales. Sales to Honglang Carbon Industry Co., Ltd for the year ended December 31, 2017 were approximately 68% of the Company’s net sales. Sales to NurolTeknolojiSanayiVeMadenci for the year ended December 31, 2017 were approximately 20% of the Company’s net sales.

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

For the year ended December 31, 2017, four suppliers accounted for approximately 93% of total purchases.

For the year ended December 31, 2016, two suppliers accounted for approximately 96% of total purchases.

(6)  Income Taxes

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 34%.

The People’s Republic of China (PRC)

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

Loss before income taxes consists of:

	For the years ended December 31,
	2017	2016
Non-PRC	$(198,722)	$(213,423)
PRC	(55,570)	5,561
	$(254,292)	$(207,862)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2017	2016
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	9,489,385	17,177,431
Total deferred tax assets, non-current portion	9,489,385	17,177,431
Valuation allowance	(9,489,385)	(17,177,431)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2017, Royal Shanghai had a net operating loss of $717,629 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2017 will expire in years 2017 to 2022 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2017, the operations in the United States of America incurred approximately $27.9M of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2017 will expire in the year of 2034 to 2036 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2017	December 31, 2016
Tax expense at statutory rate - US	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

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

As of December 31, 2017 and 2016, accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Amount outstanding	$3,640	$50,156
Less: Allowance for doubtful accounts	-	-
Net amount	$3,640	$50,156

(8)  Advances to Suppliers

As of December 31, 2017 and December 31, 2016, advances to suppliers are advances for finished goods and amounted to $169,459 and $158,010, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(9) Inventories

As of December 31, 2017 and December 31, 2016, inventories consisted of the following:

	December 31, 2017	December 31, 2016
Inventory in transit	$4,662	$24,175
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$4,662	$24,175

For the years ended December 31, 2017 and 2016, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2017 and December 31, 2016, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10)  Other Receivables

Other receivables amounted $17,383 and $42,543 as of December 31, 2017 and December 31, 2016, respectively. Other receivables are mainly export tax rebates.

(11) Property and Equipment, net

As of December 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Machinery and equipment	$28,020	$6,245
Office equipment	10,973	-
Motor vehicles	42,936	40,236
Total	81,929	46,481
Less: accumulated depreciation	(36,389)	(25,017)
Plant and Equipment, net	$45,540	$21,464

For the years ended December 31, 2017 and 2016, depreciation expenses amounted to $9,334 and $8,606, respectively.

The Company purchased approximately $31,000 and $1,200 property and equipment during the year ended December 31, 2017 and 2016, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2017 and 2016.

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

Issuance of Common Stock

(a)   Conversion of Series A and Series B Preferred Stock

As of December 31, 2017 and 2016, no shares of Series A and Series B Preferred Stock are issued or outstanding.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2017, no Escrow Shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the years ended December 31, 2017 and 2016, no payment was made for dividends declared.

(13) Related Parties

As of December 31, 2017 and December 31, 2016, $146,439 and $137,345 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2017 and December 31, 2016, $578,123 and $458,105 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(14) Other Payable

Other payable amounted $1,089,573 and $1,086,325 as of December 31, 2017 and December 31, 2016, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(15) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for a monthly fee of $365. The lease is month to month.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2017 to March 15, 2019. The current monthly rent including monthly management fee is approximately $1,038 (RMB 7,063).

Royal Shanghai leases another office in Shanghai China. The lease term of the office space is from April 1, 2017 to August 27, 2018. The current monthly rent including monthly management fee is approximately $2,081 (RMB 14,158).

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31,
2018	$29,104
2019	3,114
Total	$32,128

(16) Subsequent events

In January 2018, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2017. The issuance of these shares was recorded at grant date fair market value at $0.06 per share.

In January 2018, the Company issued 40,000 shares of common stock to the CFO and issued 12,000 shares of common stock to the VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.06 in 2016.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework.

Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2017. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	52	Chief Executive Officer, President and Director
Zhenfang Yang	53	Interim Chief Financial Officer
Philip Yizhao Zhang	47	Director
John Qiang Chen	46	Director
Hongbo Liu	58	Director
Grace King	62	Senior Vice President of Finance

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

John Qiang Chen.  Mr. John Chen has been a director of the Company since November 2009.  Mr. Chen has also been a director of General Steel Holdings, Inc. since March 2005. He is currently a director for China HGS Real Estate, Inc. and China Lending Corp. He has served as chief financial officer of General Steel Holdings, Inc. since May 2004. From November 2010 to November 2017, Mr. Chen served as a director for SGOCO Group, Ltd. (Nasdaq: SGOC). From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China, in 1992. He obtained his Bachelor of Science in Business Administration with a concentration in accounting from California State Polytechnic University in July 1997.

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

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Donghai Yu	2017	65,000	0	0		0	65,000
Chief Executive Officer	2016	78,000	0	0		0	78,000

Zhenfang Yang	2017	0	0	0		0	0
Interim Chief Financial Officer	2016	0	0	1,600	(2)	0	1,600

(1)	This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

(2)	Mr. Yang received 32,000 shares for his service as a director in 2016. The shares were valued at $0.05 per share.

Director Compensation

We did not issue any shares to our directors for the fiscal year ended December 31, 2017.

In 2016 we issued 100,000 shares of common stock each to Mr. Donghai Yu, Mr. Philip Yizaho Zhang, Mr. John Chen and Mr. Hongbo Liu for their services as directors and committee members. Out of the 100,000 that were issued to each director, 50,000 were issued for their services rendered for the fiscal year ended December 31, 2015.

The following table presents the compensation paid to our directors in respect of fiscal year 2017 for their services as directors:

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

The following table provides information as to shares of common stock beneficially owned as of March 28, 2018, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Officers:
Donghai Yu	320,000	1.17%
Zhenfang Yang	152,000	0.56%
Hongbo Liu	325,000	1.19%
Philip Yizhao Zhang	325,000	1.19%
John Qiang Chen	325,000	1.19%
All officers and directors as a group (5 persons)	1,447,000	5.31%
5% Shareholders:
Xiangxin Sun	3,200,000	11.74%

(1) Applicable percentages are based on 27,262,346 shares outstanding as of March 28, 2018, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

Hongbo Liu, Philip Yizhao Zhang and John Qiang Chen are independent as defined by NASDAQ Marketplace Rules.

As of December 31, 2017 and December 31, 2016, $146,439 and $137,345 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2017 and December 31, 2016, $578,123 and $458,105 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $25,750 and $23,000, respectively from TAAD LLP for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were not billed for any audit related fees from TAAD LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we had approximately $3,500 and $3,500 for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company reinstated its Nevada business license in 2017 by the service provided by our principal accountant. The cost paid for this service is $1,500.

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Exchange Agreement, dated as of December 14, 2007, between the Registrant and Sincere Investment (PTC), Ltd. (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
3.1	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series A Convertible Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on January 28, 2008).
3.2	Amended and Restated Articles of Incorporation of the Company, including the Statement of Designation for Series B Preferred Stock, as filed with the State of Nevada (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
4.1	Form of Warrant issued to the investors (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
4.2	Warrant issued to Maxim Group LLC (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.1	Business Operations Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.2	Exclusive Technical and Consulting Services Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.3	Option Agreement, dated December 7, 2007, between XingheXingyong Carbon Co., Ltd. and XingheYongle Carbon Co., Ltd. (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.4	Equity Pledge Agreement, dated December 7, 2007, among XingheXingyong Carbon Co., Ltd., XingheYongle Carbon Co., Ltd. and Dengyong Jin (English Translation) (incorporated by reference to the Form 8-K filed by the Company on December 31, 2007).
10.5	Consulting Agreement, dated February 9, 2009, between the Company and Ventanta Capital Partners (incorporated by reference to the Form 8-K filed by the Company on February 13, 2009).
10.6	Amendment to Securities Purchase Agreement, dated April 8, 2009, between the Company and XingGuang Investment Corporation, Limited (incorporated by reference to the Form 8-K filed by the Company on April 13, 2009).
10.7	Form of Subscription Agreement, dated December 22, 2009, between the Registrant and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.8	Registration Rights Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.9	Securities Escrow Agreement, dated December 22, 2009, between the Company, Maxim Group LLC, and the investors set forth therein (incorporated by reference to the Form 8-K filed by the Company on December 28, 2009).
10.10	Loan Agreement, dated August 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).

Exhibit Number	Description
10.11	Loan Agreement, dated August 23, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.12	Loan Agreement, dated September 6, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.13	Loan Agreement, dated September 16, 2010, between the Company and China Construction Bank (incorporated by reference to the Form 10-Q filed by the Company on November 15, 2010).
10.14	Asset Purchase Agreement by and among the Company, Yongle Carbon Dengyong Jin and Benhua Du, and dated as of June 10, 2014 (incorporated by reference to the Form 8-K filed by the Company on June 16, 2014).
10.15	Installment Payment Agreement by and among the Company, Dengyong Jin and Benhua Du, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
10.16	Indebtedness Cancellation Agreement by and between the Company and Dengyong Jin, dated as of July 3, 2014 (incorporated by reference to the Form 8-K filed by the Company on July 10, 2014).
14	Code of Ethics (incorporated by reference to the Form 8-K filed by the Company on November 3, 2009).
21	List of Subsidiaries. (Incorporated by reference to the Form 10-K filed by the Company on April 1, 2015).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 2, 2018	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ Zhenfang Yang
Zhenfang Yang
Interim Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 2, 2018
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Interim Chief Financial Officer	April 2, 2018
Zhenfang Yang	(Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 2, 2018
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	April 2, 2018
John Qiang Chen

/s/ Hongbo Liu	Director	April 2, 2018
Hongbo Liu

