Form 10-Q
period 2018-03-31
China Carbon Graphite Group, Inc.
filed 2018-05-15
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2018, there were 27,262,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

March 31, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$48,787	$8,106
Account Receivable	2,479	3,640
Inventories	5,055	4,662
Advance to suppliers	23,406	169,459
Other receivables, net	18,259	17,383

Total current assets	97,986	203,250

Property And Equipment, Net	46,030	45,540

Total Assets	$144,016	$248,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$74,882	$70,724
Accrued payroll - related party	588,192	623,190
Advance from customers	96,272	198,301
Other payables	1,186,869	1,089,573
Due to related parties	151,895	146,439
Dividends payable	55,015	55,015
Total current liabilities	2,153,125	2,183,242

Total Liabilities	2,153,125	2,183,242

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 27,262,346 and 27,010,346 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	27,262	27,010
Additional paid-in capital	48,753,751	48,738,883
Accumulated other comprehensive income	66,484	75,804
Accumulated loss	(50,856,606)	(50,776,149)
Total stockholders' equity (deficit)	(2,009,109)	(1,934,452)
Total Liabilities and Stockholders' Equity (Deficit)	$144,016	$248,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months ended March 31,
	2018	2017

Sales	$691,811	$261,602

Cost of Goods Sold	655,391	207,367
Gross Profit	36,420	54,235

Operating Expenses
Selling expenses	8,685	5,545
General and administrative	108,582	86,980
Total operating expenses	117,267	92,525

Loss before other income (expense) and income taxes	(80,847)	(38,290)

Other Income (Expense)
Interest income (expense)	392	(1,990)
Other income (expense), net	(2)	14,397
Total other expense (income), net	390	12,407

Loss before income taxes	(80,457)	(25,883)

Income Tax Expense	-	-

Net loss	(80,457)	(25,883)

Other Comprehensive Income
Foreign currency translation gain (loss)	(9,320)	(1,523)
Total Comprehensive Loss	$(89,777)	$(27,406)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic	27,139,146	34,974,611

Weighted average common shares outstanding, diluted	27,139,146	34,974,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(80,457)	$(25,883)
Adjustments to reconcile net cash provided by operating activities
Depreciation and Amortization	3,680	2,030
Stock compensation	15,120	-
Changes in operating assets and liabilities
Accounts receivable	1,280	(96,553)
Other receivables	(434)	8,172
Advance to suppliers	150,426	134,542
Inventory	(216)	21,005
Prepaid expenses	-	-
Accounts payable and accrued liabilities	(30,976)	(112,970)
Advance from customers	(108,024)	33,306
Taxes payable	2,013	2,963
Other payables	90,092	11,860
Net cash provided by operating activities	42,504	(21,528)

Cash flows from investing activities
Acquisition of plant and equipment	(2,489)	(211)
Net cash used in investing activities	(2,489)	(211)

Cash flows from financing activities
Proceeds from share issuance	-	-
Proceeds from loan from related parties	127	-
Payments to loan from related parties	(127)	(117)
Net cash provided by (used in) financing activities	-	(117)

Effect of exchange rate fluctuation on cash and cash equivalents	666	369

Net increase in cash	40,681	(21,487)

Cash and cash equivalents at beginning of period	8,106	50,300

Cash and cash equivalents at ending of period	$48,787	$28,813

Supplemental disclosure of cash flow information

Interest paid	$(656)	$1,990
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Unaudited Financial Statements

March 31, 2018

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of March 31, 2018 and as of December 31, 2017, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2018, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2017. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2018 and 2017.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2018 and 2017 were $(9,320) and $(1,523), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2018 and 2017 were $666 and $369, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.27 RMB and 6.51 RMB to $1.00 at March 31, 2018 and December 31, 2017, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2018 and 2017 were 6.35 RMB and 6.89 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company derives revenues from distribution of graphite-based products. We recognize revenue in accordance with ASC 605-25, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title according to shipping terms.

The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms  The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2018 and 2017.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU on January 1, 2018 for all revenue contracts with our customers using the modified retrospective approach.

There is no impact of applying this ASU.

Cost of goods sold

Cost of goods sold consists primarily of the purchase costs of products.

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2018 and 2017, shipping and handling costs were $3,439 and $4,823, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2018 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2018, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Weighted average shares of common stock outstanding (basic)	27,139,146	34,974,611
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,139,146	34,974,611
Net loss available to common shareholders	$(80,457)	$(25,883)
Net loss per shares of common stock (basic)	$(0.00)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2018 and 2017 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the three months ended March 31, 2018 were approximately 99% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the three months ended March 31, 2017 were approximately 54% of the Company’s net sales. Sales to Nurol Teknoloji Sanayi Ve Madenci for the three months ended March 31, 2017 were approximately 34% of the Company’s net sales.

For the three months ended March 31, 2018, one supplier accounted for approximately 99% of total purchases.

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

As of March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Amount outstanding	$2,479	$3,640
Less: Allowance for doubtful accounts	-	-
Net amount	$2,479	$3,640

(7) Advances to Suppliers

As of March 31, 2018 and December 31, 2017, advances to suppliers are advances for finished goods and amounted to $23,406 and $169,459, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(8) Inventories

As of March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Inventory in transit	$5,055	$4,662
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$5,055	$4,662

For the three months ended March 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of March 31, 2018 and December 31, 2017, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Other Receivables

Other receivables amounted $18,259 and $17,383 as of March 31, 2018 and December 31, 2017, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Machinery and equipment	$31,585	$28,020
Office equipment	11,381	10,973
Motor vehicles	44,536	42,936
Total	87,502	81,929
Less: accumulated depreciation	(41,472)	(36,389)
Plant and Equipment, net	$46,030	$45,540

For the three months ended March 31, 2018 and 2017, depreciation expenses amounted to $3,680 and $2,030, respectively.

The Company purchased approximately $2,521 and $0 property and equipment during the three months ended March 31, 2018 and 2017, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2018 and 2017.

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

Issuance of Common Stock

(a)   Conversion of Series A and Series B Preferred Stock

As of March 31, 2018 and December, 2017, no shares of Series A and Series B Preferred Stock are issued or outstanding.

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

On February 13, 2018, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2017. The issuance of these shares was recorded at grant date fair market value at $0.06 per share.

On February 13, 2018, the Company issued 40,000 shares of common stock to the CFO and issued 12,000 shares of common stock to the VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.06 .

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2018, no Escrow Shares have been transferred to investors or returned to the Company.

Dividend Distribution for Series B Preferred Stock

Pursuant to the terms of a private placement that closed on December 22, 2009 and January 13, 2010, the Series B Preferred Stock offers a 6% dividend. The preferred stock dividend is payable quarterly commencing April 1, 2010 until December 31, 2011.

For the three months ended March 31, 2018 and 2017, no payment was made for dividends declared.

(12) Related Parties

As of March 31, 2018 and December 31, 2017, $151,895 and $146,439 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of March 31, 2018 and December 31, 2017, $543,123 and $578,123 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of March 31, 2018 and December 31, 2017, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(13) Other Payable

Other payable amounted $1,186,869 and $1,089,573 as of March 31, 2018 and December 31, 2017, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended March 31,
2019	$22,861
2020	-
Total	$22,861

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

As of and for the three months ended March 31, 2018, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Sales.

During the three months ended March 31, 2018, we had sales of $691,811, compared to sales of $261,602 for the three months ended March 31, 2017, an increase of $430,209, or approximately 164.45%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended March 31, 2018, our cost of goods sold was $655,391, compared to $207,367 for the cost of goods sold for the three months ended March 31, 2017, an increase of $448,024 or approximately 216.05%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit decreased from $54,235 for the three months ended March 31, 2017 to $36,420 for the three months ended March 31, 2018. The decrease of the gross profit is mainly attributed to increase in the costs of goods sold.

Gross profit Margin.

Our gross profit margin decreased from 20.7% for the three months ended March 31, 2017 to 5.3% for the three months ended March 31, 2018 because the Company are selling higher margin products during the three month ended March 31, 2018, compared to the three months ended March 31, 2017.

Operating expenses.

Operating expenses totaled $117,267 for the three months ended March 31, 2018, compared to $92,525 for the three months ended March 31, 2017, an increase of $24,742, or approximately 26.74%. The increase is mainly attributed to the increase in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $5,545 for the three months ended March 31, 2017 to $8,685 for the three months ended March 31, 2018, an increase of $3,140, or 56.63%. The increase is mainly attributed to increased advertising expense.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $108,582 for the three months ended March 31, 2018, compared to $86,980 for the three months ended March 31, 2017, an increase of $21,602 or 24.84%. The increase of general and administrative expenses are mainly due to increased payroll expense and stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $80,847 for the three months ended March 31, 2018, compared to operating loss of $38,290 for the three months ended March 31, 2017, an increase of approximately $42,557, or 111.14%.

Other income and expenses.

Our interest income was $392  for the three months ended March 31, 2018, compared to interest expense of $1,990 for the three months ended March 31, 2017.

Rental income of $0 and $14,397 were recorded as other income for the three months ended March 31, 2018 and 2017, respectively.

Income tax.

During the three months ended March 31, 2018 and 2017, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended March 31, 2018 was $80,457, compared to net loss of $25,883 for the three months ended March 31, 2017, an increase of $54,574, or approximately 210.85%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended March 31, 2018 was $9,320, compared a translation loss of $1,523 for the three months ended March 31, 2017, an increase of $7,797.

Net loss available to common stockholders.

Net loss available to our common stockholders was $89,777, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2018, compared to net loss of $27,406, or net loss of $(0.00) per share (basic and diluted), for the three months ended March 31, 2017.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2018, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended March 31, 2018.

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

At March 31, 2018, cash and cash equivalents were $48,787, compared to $8,106 at December 31, 2017, an increase of $40,681. Our working capital deficit increased by $75,147 to a deficit of $2,055,139 at March 31, 2018 from $1,979,992 at December 31, 2017.

Accounts receivable, net of allowance, were $2,479 and $3,640 as of March 31, 2018 and December 31, 2017, respectively. The decrease was mainly due to decreased sales during the three months ended March 31, 2018. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of March 31, 2018, inventories were $5,055, compared to $4,662 at December 31, 2017, an increase of $393, or 8.43%.  As of March 31, 2018 and December 31, 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers decreased from $169,459 at December 31, 2017 to $23,406 at March 31, 2018, a decrease of $146,053. The decrease of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the three months ended March 31, 2018. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of March 31, 2018 and December 31, 2017, respectively.

The following table sets forth information about our net cash flow for the three months indicated:

	For Three months Ended March 31,
	2018	2017
Net cash flows provided by (used in) operating activities	$42,504	$(21,528)
Net cash flows used in investing activities	$(2,489)	$(211)
Net cash flows (used in) financing activities	$-	$(117)

Net cash flow provided by operating activities was $42,504 for the three months ended March 31, 2018, compared to $21,528 used in operating activities for the three months ended March 31, 2017, an increase of $64,032. The increase in net cash flow in operating activities was mainly due to a decrease of $141,330 in advance to customers, offset by a decrease of $97,833 in accounts receivable, an increase of $81,994 in accounts payable and accrued liabilities and an increase of $78,232 in other payables.

Net cash flow used in investing activities was $2,489 for the three months ended March 31, 2018, compared to $211 for the three months ended March 31, 2017, an increase of $2,278, or 1079.62%. The increase is mainly due to increased acquisitions of plant and equipment in the three months ended March 31, 2018.

Net cash flow used in financing activities was $nil for the three months ended March 31, 2018, compared to $117 used in financing activities for the three months ended March 31, 2017, a decrease of $117. The decrease in net cash flow provided by financing activities was mainly due to payments to loan from related parties in the three months ended March 31, 2018.

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

Revenue Recognition

The Company derives revenues from distribution of graphite-based products. We recognize revenue in accordance with ASC 605-25, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the service has been rendered; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title according to shipping terms.

The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2018 and 2017.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this ASU on January 1, 2018 for all revenue contracts with our customers using the modified retrospective approach.

There is no impact of applying this ASU.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of March 31, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. For the three months ended March 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2018 and 2017.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2018 and 2017 were not significant.

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

$15,120 and $0 of stock compensation expenses were amortized and recognized as general and administrative expenses for the three months ended three month 31, 2018 and 2017, respectively.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2018, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2017. The issuance of these shares was recorded at grant date fair market value at $0.06 per share.

On February 13, 2018, the Company issued 40,000 shares of common stock to the CFO and issued 12,000 shares of common stock to the VP of Finance. The issuance of these shares was recorded at grant date fair market value of $0.06.

All of the foregoing issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

* Filed herewith.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 15, 2018	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 15, 2018	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer