Form 10-Q
period 2018-06-30
China Carbon Graphite Group, Inc.
filed 2018-08-13
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-114564

CHINA CARBON GRAPHITE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0550699
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

20955 Pathfinder Road, Suite 200 Diamond Bar, CA	91765
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018, there were 27,262,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

June 30, 2018

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,934	$8,106
Account Receivable	3,758	3,640
Inventories	5,630	4,662
Advance to suppliers	282,110	169,459
Other receivables,net	21,067	17,383

Total current assets	315,499	203,250

Property And Equipment, Net	46,634	45,540

Total Assets	$362,133	$248,790

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$88,326	$70,724
Accrued payroll - related party	618,201	623,190
Advance from customers	324,019	198,301
Other payables	1,227,995	1,089,573
Due to related parties	143,987	146,439
Dividends payable	55,015	55,015
Total current liabilities	2,457,543	2,183,242

Total Liabilities	2,457,543	2,183,242

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized 27,262,346 and 27,010,346 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	27,262	27,010
Additional paid-in capital	48,753,751	48,738,883
Accumulated other comprehensive income	82,089	75,804
Accumulated loss	(50,958,512)	(50,776,149)
Total stockholders' equity (deficit)	(2,095,410)	(1,934,452)
Total Liabilities and Stockholders' Equity (Deficit)	$362,133	$248,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Sales	$412,359	$103,514	$1,104,170	$365,116

Cost of Goods Sold	395,892	78,690	1,051,283	286,057
Gross Profit	16,467	24,824	52,887	79,059
	4.0%	24.0%	4.8%	21.7%
Operating Expenses
Selling expenses	7,100	4,344	15,785	9,889
General and administrative	107,514	96,208	216,096	183,188
Total operating expenses	114,614	100,552	231,881	193,077

Loss before other income (expense) and income taxes	(98,147)	(75,728)	(178,994)	(114,018)

Other Income (Expense)
Interest expense	(3,776)	(975)	(3,384)	(2,965)
Other income (expense), net	17	510	15	14,907
Total other expense (income), net	(3,759)	(465)	(3,369)	11,942

Loss before income taxes	(101,906)	(76,193)	(182,363)	(102,076)

Income Tax Expense	-	-	-	-

Net loss	(101,906)	(76,193)	(182,363)	(102,076)

Other Comprehensive Income
Foreign currency translation gain (loss)	15,605	(2,703)	6,285	(4,226)
Total Comprehensive Loss	$(86,301)	$(78,896)	$(176,078)	$(106,302)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic	27,262,346	27,010,346	27,201,086	30,970,478

Weighted average common shares outstanding, diluted	27,262,346	27,010,346	27,201,086	30,970,478

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(182,363)	$(102,076)
Adjustments to reconcile net cash provided by operating activities
Depreciation and Amortization	7,671	4,143
Stock compensation	15,120	-
Changes in operating assets and liabilities
Accounts receivable	(186)	48,353
Other receivables	(4,034)	11,866
Advance to suppliers	(120,054)	19,344
Inventory	(1,087)	21,325
Accounts payable and accrued liabilities	12,866	(44,082)
Advance from customers	134,138	64,605
Taxes payable	1,114	7,194
Other payables	141,277	(59,939)
Net cash provided by operating activities	4,462	(29,267)

Cash flows from investing activities
Acquisition of plant and equipment	(9,600)	(5,186)
Net cash used in investing activities	(9,600)	(5,186)

Cash flows from financing activities
Proceeds from loan from related parties	127	-
Payments to loan from related parties	(127)	(118)
Net cash provided by (used in) financing activities	-	(118)

Effect of exchange rate fluctuation on cash and cash equivalents	(34)	658

Net increase in cash	(5,172)	(33,913)

Cash and cash equivalents at beginning of period	8,106	50,300

Cash and cash equivalents at ending of period	$2,934	$16,387

Supplemental disclosure of cash flow information

Interest paid	$(656)	$2,965
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Unaudited Financial Statements

June 30, 2018

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of June 30, 2018 and as of December 31, 2017, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2018, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2017. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements. The results of the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

Use of estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Some of the significant estimates include values and lives assigned to acquired property and equipment, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory.Actual results may differ from these estimates.

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

For the six months ended June 30, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2018 and 2017.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2018 and 2017 were $15,605 and $(2,703), respectively. Translation adjustments for the six months ended June 30, 2018 and 2017 were $6,285 and $(4,226), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2018 and 2017 were $(34) and $658, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.62 RMB and 6.51 RMB to $1.00 at June 30, 2018 and December 31, 2017, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2018 and 2017 were 6.37 RMB and 6.87 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue recognition

The Company derives revenues from distribution of graphite-based products. We recognize revenue in accordance with ASC 606, Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We enter into contracts that can include products, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title according to shipping terms.

The Company is subject to VAT, which is levied on a majority of the products, at a rate ranging from 13% to 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms  The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2018 and 2017.

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

Shipping and handling costs

The Company follows ASC 605-45, Handling Costs, and Shipping Costs, formerly known as Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2018 and 2017, shipping and handling costs were $3,622 and $885, respectively. For the six months ended June 30, 2018 and 2017, shipping and handling costs were $7,061 and $5,708, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2018 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2018, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Weighted average shares of common stock outstanding (basic)	27,201,086	30,970,478
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,201,086	30,970,478
Net loss available to common shareholders	$(182,363)	$(102,076)
Net loss per shares of common stock (basic)	$(0.01)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.00)

The following table sets forth the computation of the number of net loss per share for the three months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Weighted average shares of common stock outstanding (basic)	27,262,346	27,010,346
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,262,346	27,010,346
Net loss available to common shareholders	$(101,906)	$(76,193)
Net loss per shares of common stock (basic)	$(0.00)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2018 and 2017 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Honglang Carbon Industry Co., Ltd for the six months ended June 30, 2018 were approximately 96% of the Company’s net sales.

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

For the six months ended June 30, 2018, one supplier accounted for approximately 97% of total purchases.

For the six months ended June 30, 2017, two suppliers accounted for approximately 98% of total purchases.

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

As of June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Amount outstanding	$3,758	$3,640
Less: Allowance for doubtful accounts	-	-
Net amount	$3,758	$3,640

(7) Advances to Suppliers

As of June 30, 2018 and December 31, 2017, advances to suppliers are advances for finished goods and amounted to $282,110 and $169,459, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(8) Inventories

As of June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Inventory in transit	$5,630	$4,662
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$5,630	$4,662

For the six months ended June 30, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2018 and December 31, 2017, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Other Receivables

Other receivables amounted $21,067 and $17,383 as of June 30, 2018 and December 31, 2017, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of June 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Machinery and equipment	$36,787	$28,020
Office equipment	10,789	10,973
Motor vehicles	42,217	42,936
Total	89,793	81,929
Less: accumulated depreciation	(43,159)	(36,389)
Plant and Equipment, net	$46,634	$45,540

For the three months ended June 30, 2018 and 2017, depreciation expenses amounted to $3,991 and $2,113, respectively. For the six months ended June 30, 2018 and 2017, depreciation expenses amounted to $7,671 and $4,143, respectively.

The Company purchased approximately $9,600 and $5,186 property and equipment during the six months ended June 30, 2018 and 2017, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2018 and 2017.

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

Issuance of Common Stock

(a)	Conversion of Series A and Series B Preferred Stock

As of June 30, 2018 and December 31, 2017, no shares of Series A and Series B Preferred Stock are issued or outstanding.

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

For the six months ended June 30, 2018 and 2017, no payment was made for dividends declared.

(12) Related Parties

As of June 30, 2018 and December 31, 2017, $143,987 and $146,439 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of June 30, 2018 and December 31, 2017, $573,201 and $578,123 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of June 30, 2018 and December 31, 2017, $45,000 and $45,000 are the salary owed to Mr. Grace King, who is VP finance of the Company.

(13) Other Payable

Other payable amounted $1,227,995 and $1,089,573 as of June 30, 2018 and December 31, 2017, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended June 30,
2019	$13,504
2020	-
Total	$13,504

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

Overview

We are engaged in the research and development, small production and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China. We have developed our own graphene prototype and produces the products by orders only, for which we sell domestically and export internationally. We outsource the production of large orders to third parties as we have not commercialized our product prototype. Starting in the second quarter of 2018, we have started producing our graphene products on a regular basis and standardized the packaging for our customers’ commercial use. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products.

As of and for the six months ended June 30, 2018, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products. Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Sales.

During the three months ended June 30, 2018, we had sales of $412,359, compared to sales of 103,514 for the three months ended June 30, 2017, an increase of $308,845, or approximately 298.36%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the three months ended June 30, 2018, our cost of goods sold was $395,892, compared to $78,690 for the cost of goods sold for the three months ended June 30, 2017, an increase of $317,202 or approximately 403.10%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit decreased from $24,824 for the three months ended June 30, 2017 to $16,467 for the three months ended June 30, 2018. The decrease of the gross profit is mainly attributed to increase in the costs of goods sold.

Gross profit Margin.

Our gross profit margin decreased from 24.0% for the three months ended June 30, 2017 to 4.0% for the three months ended June 30, 2018 due to higher costs and lower sales price for the products during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Operating expenses.

Operating expenses totaled $114,614 for the three months ended June 30, 2018, compared to $100,552 for the three months ended June 30, 2017, an increase of $14,062, or approximately 13.98%. The increase is mainly attributed to the increase in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $4,344 for the three months ended June 30, 2017 to $7,100 for the three months ended June 30, 2018, an increase of $2,756, or 63.44%. The increase is mainly attributed to increased advertising expense.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $107,514 for the three months ended June 30, 2018, compared to $96,208 for the three months ended June 30, 2017, an increase of $11,306 or 11.75%. The increase of general and administrative expenses is mainly due to increased payroll expense and stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $98,147 for the three months ended June 30, 2018, compared to operating loss of $75,728 for the three months ended June 30, 2017, an increase of approximately $22,419, or 29.60%.

Other income and expenses.

Our interest expense  was $3,776 for the three months ended June 30, 2018, compared to interest expense of $975 for the three months ended June 30, 2017.

Rental income of $17  and $510 were recorded as other income  for the three months ended June 30, 2018 and 2017, respectively.

Income tax.

During the three months ended June 30, 2018 and 2017, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended June 30, 2018 was $101,906, compared to net loss of $76,193 for the three months ended June 30, 2017, an increase of $25,713, or approximately 33.75%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended June 30, 2018 was $15,605, compared a translation loss of $2,703 for the three months ended June 30, 2017, an increase of $18,308.

Net loss available to common stockholders.

Net loss available to our common stockholders was $86,301, or $(0.00) per share (basic and diluted), for the three months ended June 30, 2018, compared to net loss of $78,896, or net loss of $(0.00) per share (basic and diluted), for the three months ended June 30, 2017.

Comparison of the Six months Ended June 30, 2018 and 2017

Sales.

During the six months ended June 30, 2018, we had sales of $1,104,170, compared to sales of $365,116 for the six months ended June 30, 2017, an increase of $739,054, or approximately 202.42%. Significant sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost.  During the six months ended June 30, 2018, our cost of goods sold was $1,051,283, compared to $286,057 for the cost of goods sold for the six months ended June 30, 2017, an increase of $765,226 or approximately 267.51%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit decreased from $79,059 for the six months ended June 30, 2017 to $52,887 for the six months ended June 30, 2018. The decrease of the gross profit is mainly attributed to increase in the costs of goods sold.

Gross profit Margin.

Our gross profit margin decreased from 20.7% for the six months ended June 30, 2017 to 4.8% for the six months ended June 30, 2018 due to higher costs and lower sales prices for the products during the six month ended June 30, 2018, compared to the six months ended June 30, 2017.

Operating expenses.

Operating expenses totaled $231,881 for the six months ended June 30, 2018, compared to $193,077 for the six months ended June 30, 2017, an increase of $38,804, or approximately 20.10%. The increase is mainly attributed to the increase in general and administrative expenses.

Selling, general and administrative expenses.

Selling expenses increased from $9,889 for the six months ended June 30, 2017 to $15,785 for the six months ended June 30, 2018, an increase of $5,896, or 59.62%. The increase is mainly attributed to increased advertising expense.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $216,096 for the six months ended June 30, 2018, compared to $183,188 for the six months ended June 30, 2017, an increase of $32,908 or 17.96%. The increase of general and administrative expenses are mainly due to increased payroll expense and stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $178,994 for the six months ended June 30, 2018, compared to operating loss of $114,018 for the six months ended June 30, 2017, an increase of approximately $64,976, or 56.99%.

Other income and expenses.

Our interest expense was $3,384 for the six months ended June 30, 2018, compared to interest expense of $2,965 for the six months ended June 30, 2017.

Rental income of $15 and $14,907 were recorded as other income for the six months ended June 30, 2018 and 2017, respectively.

Income tax.

During the six months ended June 30, 2018 and 2017, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the six months ended June 30, 2018 was $182,363, compared to net loss of $102,076 for the six months ended June 30, 2017, an increase of $80,287, or approximately 78.65%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2018 was $6,285, compared a translation loss of $4,226 for the six months ended June 30, 2017, an increase of $10,511.

Net loss available to common stockholders.

Net loss available to our common stockholders was $176,078, or $(0.01) per share (basic and diluted), for the six months ended June 30, 2018, compared to net loss of $102,076, or net loss of $(0.00) per share (basic and diluted), for the six months ended June 30, 2017.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2018, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the six months ended June 30, 2018.

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

At June 30, 2018, cash and cash equivalents were $2,934, compared to $8,106 at December 31, 2017, a decrease of $5,172. Our working capital deficit increased by $162,052 to a deficit of $2,142,044 at June 30, 2018 from $1,979,992 at December 31, 2017.

Accounts receivable, net of allowance, were $3,758 and $3,640 as of June 30, 2018 and December 31, 2017, respectively. The increase was mainly due to decreased sales during the three months ended June 30, 2018. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of June 30, 2018, inventories were $5,630, compared to $4,662 at December 31, 2017, an increase of $968, or 20.76%.  As of June 30, 2018 and December 31, 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers increased from $169,459 at December 31, 2017 to $282,110 at June 30, 2018, an increase of $112,651. The increase of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the three months ended June 30, 2018.  No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of June 30, 2018 and December 31, 2017, respectively.

The following table sets forth information about our net cash flow for the six months indicated:

	For the Six months Ended June 30,
	2018	2017
Net cash flows provided by (used in) operating activities	$4,462	$(29,267)
Net cash flows used in investing activities	$(9,600)	$(5,186)
Net cash flows (used in) financing activities	$-	$(118)

Net cash flow provided by operating activities was $4,462 for the six months ended June 30, 2018, compared to $29,267 used in operating activities for the six months ended June 30, 2017, a decrease of $33,729. The decrease in net cash flow used in operating activities was mainly due to an increase of $139,398 in advance to suppliers and an increase of $80,287 in net loss available to common shareholders, offset by an increase of $69,533 in advance from customers, an increase of $56,948 in accounts payable and accrued liabilities and an increase of $201,216 in other payables.

Net cash flow used in investing activities was $9,600 for the six months ended June 30, 2018, compared to $5,186 for the three months ended June 30, 2017, an increase of $4,414, or 85.11%. The increase is mainly due to increased acquisitions of plant and equipment in the six months ended June 30, 2018.

Net cash flow used in financing activities was $nil for the six months ended June 30, 2018, compared to $118 used in financing activities for the six months ended June 30, 2017, a decrease of $118. The decrease in net cash flow provided by financing activities was mainly due to payments to loan from related parties in the six months ended June 30, 2018.

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

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2018 and 2017.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of June 30, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. For the six months ended June 30, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2018 and 2017.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2018 and 2017 were not significant.

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

$15,120 and $0 of stock compensation expenses were amortized and recognized as general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 13, 2018	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 13, 2018	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer