Form 10-K
period 2018-12-31
China Carbon Graphite Group, Inc.
filed 2019-04-01
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,013,593 based on 22,474,346 non-affiliates shares of common stock as of June 29.

The number of shares of the registrant’s common stock outstanding as of March 28, 2019 was 27,502,346.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to China Carbon Graphite Group, Inc., its wholly-owned subsidiaries, Talent International Investment Limited (“Talent”), XingheYongle Carbon Co., Ltd. (“Yongle”), Golden Ivy Limited (“BVI Co.”), Royal Elite International Limited (“Royal HK”), and Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”).

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

Business Overview

We are engaged in the manufacturing of graphene, graphene oxide, carbon graphite felt and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products.

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

As a result of the reverse merger, Talent became a wholly-owned subsidiary of the Company. Talent owns XingheYongle Carbon Co., Ltd. (“Yongle”), which is a wholly foreign-owned enterprise organized under the laws of the PRC. On December 14, 2007, Yongle executed a series of exclusive contractual agreements with Xingyong, an operating company organized under the laws of the PRC. Xingyong was founded in 1986 as a state-owned company and converted into a private enterprise in 2001.

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

The Business and the facilities related thereto are all located in the PRC.  The Business is conducted by Royal Elite New Energy Science and Technology (Shanghai) Co., Ltd. (“Royal Shanghai”), a wholly foreign owned enterprise under laws of China.  Royal Shanghai is wholly owned by Royal Elite International Limited, a Hong Kong company (“Royal HK”), which is wholly owned by BVI Co. The Business currently generates minimal sales.

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

The Company’s new material is forecasted to replace the current leading cure for dermatomycosis, a nano-silver based medicine.  In addition, the new composite can be material for resin/polymer fiber industrial products such as: anti-bacterial PU insole, anti-bacterial PET fiber, etc. Due to its wide array of industrial and medical applications, this material will provide great chances for Roycarbon further expand towards new markets.

In 2018, the Company discovered an Innovational Anti-Bacterial Graphene Silver Composite. The Company has applied for a patent on this new graphene/silver invention. This powerful composite has a bacterial killing rate of 99% in just 4 hours. The bacteria is used to test for product potency that includes: staphylococcus aureus, colibacillus and blastomyces albicans.

The Company’s new material is forecasted to replace the current leading cure for dermatomycosis, a nano-silver based medicine.  In addition, the new composite can be material for resin/polymer fiber industrial products such as: anti-bacterial PU insole, anti-bacterial PET fiber, etc. Due to its wide array of industrial and medical applications, this material will provide great chances for Roycarbon further expand towards new markets.

Our Customers

Our customers include mainly domestic customers.

We generally do not enter into long-term contracts with our customers. Our customers generally purchase our products pursuant to purchase orders.

For the year ended December 31, 2018, we have one customer representing approximately 91% of our revenue.

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

As of the date hereof, we have 10 full-time employees.

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

Our principal executive office is located at 20955 Pathfinder Road, Suite 200, Diamond Bar, CA 91765, and our telephone number is (909) 843-6518. As of the date of this report, the Company leases its corporate mailing address for a monthly fee of $365. The lease is month to month.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2017 to March 15, 2019. The current monthly rent including monthly management fee is approximately $1,038 (RMB 7,063).

Royal Shanghai leases another laboratory in Shanghai China. The lease term of the office space is from April 1, 2017 to August 27, 2018. The current monthly rent including monthly management fee is approximately $2,387 (RMB 16,242).

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$0.11	$0.05
Second Quarter	$0.11	$0.04
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

Fiscal Year Ended December 31, 2017
First Quarter	$0.07	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.10	$0.04

Fiscal Year Ended December 31, 2016
First Quarter	$0.06	$0.01
Second Quarter	$0.04	$0.01
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.07	$0.01

Number of Holders of Our Common Stock

As of March 28, 2019, there were 46 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2018, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Overview

We are engaged in the sale of graphene, graphene oxide, carbon graphite felt and graphite bipolar plates products in the PRC. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

As of and for the year ended December 31, 2018, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth the results of our operations for the periods indicated in U.S. dollars:

	Years ended December 31,
	2018	2017

Sales	$1,478,115	$993,276

Cost of Goods Sold	1,367,084	877,861
Gross Profit	111,031	115,415

Operating Expenses
Selling expenses	28,973	20,442
General and administrative	420,775	366,196
Total operating expenses	449,738	386,638

Loss before other income (expense) and income taxes	(338,717)	(271,223)

Other Income (Expense)
Interest expense	(7,397)	(3,613)
Other income (expense), net	14	20,544
Total other expense (income), net	(7,383)	16,931

Loss before income taxes	(346,100)	(254,292)

Income Tax Expense	-	-

Net loss	(346,100)	(254,292)
Other Comprehensive Income
Foreign currency translation gain (loss)	17,467	(13,966)
Total Comprehensive Loss	$(328,633)	$(268,258)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, – basic and diluted	27,231,968	28,974,137

Sales

During the year ended December 31, 2018, we had sales of $1,478,115, compared to sales of $993,276 for the year ended December 31, 2017, an increase of $484,839, or approximately 48.4%. The nominal sales increase was mainly attributable to the increase in demand for products among consumers in the market.

Cost of goods sold

Our cost of goods sold consists of the purchase cost.  During the year ended December 31, 2018, our cost of goods sold was $1,367,084, compared to $877,861 for the cost of goods sold for the year ended December 31, 2017, an increase of $489,223 or approximately 55.7%. The increase in the cost of sales was in line with the increase in sales volume.

Gross profit

Our gross profit decreased from $115,415 for the year ended December 31, 2017 to $111,031 for the year ended December 31, 2018. The decrease of the gross profit is mainly attributed to increased cost of goods sold.

Gross profit Margin

Our gross profit margin decreased from 11.6% for the year ended December 31, 2017 to 7.5% for the year ended December 31, 2018 because the Company are selling lower margin products during the year ended December 31, 2018 compared to the same period 2017.

Operating expenses

Operating expenses totaled $449,748 for the year ended December 31, 2018, compared to $386,638 for the year ended December 31, 2017, an increase of $63,110, or approximately 16.3%. The increase is mainly because increased selling expenses and increased general and administrative expenses due the reasons described below.

Selling, general and administrative expenses

Selling expenses increased from $20,442 for the year ended December 31, 2017 to $28,973 for the year ended December 31, 2018, an increase of $8,531, or 41.7%. The increase is mainly attributed to increased office expenses and increased advertising expenses.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses and accounting expenses) and stock compensation. General and administrative expenses were $420,775 for the year ended December 31, 2018, compared to $366,196 for the year ended December 31, 2017, an increase of $54,576 or 14.9%. The increase of general and administrative expenses is mainly because of increased payroll expenses and increased R&D expenses.

Loss from operations

Our operating loss was $338,717 for the year ended December 31, 2018, compared to operating loss of $271,223 for the year ended December 31, 2017, an increase of approximately $62,994, or 23.2% due to increased selling, general and administrative expenses and due to decreased margin.

Other income and expenses

Our interest expense was $7,397 for the year ended December 31, 2018, compared to $3,613 for the year ended December 31, 2017.

Other income amounted to $14 and $20,544 for the years ended December 31, 2018 and 2017, respectively. Other income in 2017 is rental income.

Income tax

During the years ended December 31, 2017 and 2016, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net loss for the year ended December 31, 2018 was $346,100, compared to net loss of $254,292 for the year ended December 31, 2017, an increase of $91,808, or 36.1%.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2018 was $17,467, compared to a translation loss of $13,966 for the year ended December 31, 2017, an increase of $31,433.

Net loss available to common stockholders

Net loss available to our common stockholders was $346,100, or $(0.01) per share (basic and diluted), for the years ended December 31, 2018, compared to net loss of $254,292, or net loss of $(0.01) per share (basic and diluted), for the years ended December 31, 2017.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2018, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2018.

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

At December 31, 2018, cash and cash equivalents were $9,137, compared to $8,106 at December 31, 2017, an increase of $1,031. Our working capital deficit increased by $306,446 to a deficit of $2,286,438 at December 31, 2018 from a deficit of $1,979,992 at December 31, 2017.

Accounts receivable, net of allowance, were $5,587 and $3,640 for the fiscal year ended December 31, 2018 and 2017, respectively. The increase was mainly due to increased sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2018, inventories were $1,834, compared to $4,662 at December 31, 2017, a decrease of $2,828, or 60.66%. As of December 31, 2018 and December 31, 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers decreased from $169,459 at December 31, 2017 to $7,517 at December 31, 2018, a decrease of $161,942. The decrease of advances to suppliers is mainly because increased credit by suppliers. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of December 31, 2018 and December 31, 2017, respectively.

Fiscal Year ended December 31, 2018 Compared to Fiscal Year ended December 31, 2017

The following table sets forth information about our net cash flow for the years indicated:

	Years ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	155,817	(12,199)
Net cash used in investing activities	(10,304)	(31,129)
Net cash used in financing activities	(144,139)	(120)

Net cash flow provided in operating activities was $155,817 for the year ended December 31, 2018, compared to $12,199 used by operating activities for the year ended December 31, 2017, an increase of $168,016. The increase in net cash flow in operating activities was mainly due to increase in other payable and decrease in advance to suppliers, offset by decrease in advance from customers in the year ended December 31, 2018 compared to 2017.

Net cash flow used in investing activities was $10,304 for the year ended December 31, 2018, compared to $31,129 for the year ended December 31, 2017, a decrease of $20,825. The decrease is mainly due to decrease in purchase of equipment.

Net cash flow used in financing activities was $144,139 for the year ended December 31, 2018, compared to $120 used in financing activities for the year ended December 31, 2017, an increase of $144,019. The increase is due to increased repayments to loan from related parties.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2018 and 2017.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of December 31, 2018 and December 31, 2017.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion. For the years ended December 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2018 and 2017.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2018 and 2017 were not significant.

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

No stock compensation expenses were amortized and recognized as general and administrative expenses for the years ended December 31, 2018 and 2017, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Carbon Graphite Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2015

Diamond Bar, California

April 1, 2019

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$9,137	$8,106
Account Receivable	5,587	3,640
Inventories	1,834	4,662
Advance to suppliers	7,517	169,459
Other receivables, net	29,954	17,383

Total current assets	54,029	203,250

Property And Equipment, Net	38,473	45,540

Total Assets	$92,502	$248,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$91,189	$70,724
Accrued payroll - related party	626,662	623,190
Advance from customers	27,995	198,301
Other payables	1,539,606	1,089,573
Due to related parties	-	146,439
Dividends payable	55,015	55,015
Total current liabilities	2,340,467	2,183,242

Total Liabilities	2,340,467	2,183,242

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,262,346 and 27,010,346 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	27,262	27,010
Additional paid-in capital	48,753,751	48,738,883
Accumulated other comprehensive income	93,271	75,804
Accumulated loss	(51,122,249)	(50,776,149)
Total stockholders’ deficit	(2,247,965)	(1,934,452)
Total Liabilities and Stockholders’ Deficit	$92,502	$248,790

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Sales	$1,478,115	$993,276

Cost of Goods Sold	1,367,084	877,861
Gross Profit	111,031	115,415

Operating Expenses
Selling expenses	28,973	20,442
General and administrative	420,775	366,196
Total operating expenses	449,748	386,638

Loss before other income (expense) and income taxes	(338,717)	(271,223)

Other Income (Expense)
Interest expense	(7,397)	(3,613)
Other income (expense), net	14	20,544
Total other expense (income), net	(7,383)	16,931

Loss before income taxes	(346,100)	(254,292)

Income Tax Expense	-	-

Net loss	(346,100)	(254,292)

Other Comprehensive Income
Foreign currency translation gain (loss)	17,467	(13,966)

Total Comprehensive Loss	$(328,633)	$(268,258)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding,
basic and diluted	27,231,968	28,974,137

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2016	37,398,518	$37,398	$48,728,495	$(50,521,857)	$89,770	$(1,666,194)

Stock cancellation	(10,388,172)	(10,388)	10,388	-	-	0

Net loss	-	-	-	(254,292)	-	(254,292)

Foreign currency translation adjustment	-	-	-	-	(13,966)	(13,966)

Balance at December 31, 2017	27,010,346	27,010	48,738,883	(50,776,149)	75,804	(1,934,452)

Issuance of common stock for directors and employees	252,000	252	14,868	-	-	15,120

Net loss	-	-	-	(346,100)	-	(346,100)

Foreign currency translation adjustment	-	-	-	-	17,467	17,467

Balance at December 31, 2018	27,262,346	$27,262	$48,753,751	$(51,122,249)	$93,271	$(2,247,965)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(346,100)	$(254,292)
Adjustments to reconcile net cash provided by operating activities
Depreciation	15,111	9,334
Stock compensation	15,120	-
Changes in operating assets and liabilities
Accounts receivable	(2,228)	48,032
Other receivables	(13,731)	26,611
Advance to suppliers	158,979	(809)
Inventory	2,682	20,351
Accounts payable and accrued liabilities	24,559	(16,965)
Advance from customers	(166,068)	162,653
Taxes payable	(1,405)	11,922
Other payables	468,898	(19,036)
Net cash provided by (used in) operating activities	155,817	(12,199)

Cash flows from investing activities
Acquisition of equipment	(10,304)	(31,129)
Net cash used in investing activities	(10,304)	(31,129)

Cash flows from financing activities
Payments to loan from related parties	(144,139)	(120)
Net cash used in financing activities	(144,139)	(120)

Effect of exchange rate fluctuation on cash and cash equivalents	(343)	1,254

Net increase (decrease) in cash	1,031	(42,194)

Cash and cash equivalents at beginning of period	8,106	50,300

Cash and cash equivalents at ending of period	$9,137	$8,106

Supplemental disclosure of cash flow information

Interest paid	$(656)	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018  and 2017

(1) Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the research and development, rework and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China (“China” or the “PRC”). The Company has developed its own graphene prototype and reworks the products by orders only. The Company outsource the production of large orders to third parties as it has not commercialized its product prototype. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products. Vendors can sell raw materials, industrial commodities and consumer (household) commodities to both business and consumers through the website by paying a fee for each transaction conducted through the website.

The Company was incorporated on February 13, 2003 in Nevada under the name Achievers Magazine Inc. In connection with the reverse merger transaction described below, the Company’s corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

On December 17, 2007, the Company completed a share exchange pursuant to a share exchange agreement with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation. Sincere was the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation., which is the sole stockholder of XingheYongle Carbon Co., Ltd. (“Yongle”), a wholly foreign-owned enterprise company organized under the laws of the PRC. Pursuant to the share exchange agreement, the Company issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding on stock of Talent, and Talent became a wholly-owned subsidiary of the Company. Upon completion of the reverse merger, the Company’s business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2018 and as of December 31, 2017, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2018, the Company has incurred operating losses and working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the years ended December 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2018 and 2017.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2018 and 2017 were $17,467 and $(13,966), respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2018 and 2017 were $(343) and $1,254, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.88 RMB and 6.51 RMB to $1.00 at December 31, 2018 and December 31, 2017, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2018 and 2017 were 6.61 RMB and 6.76 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2018 and 2017.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2018 and 2017, shipping and handling costs were $12,592 and $12,564, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2018 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2018, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Weighted average shares of common stock outstanding (basic)	27,231,968	28,974,137
Shares issuable upon conversion of Series B Preferred Stock	-
Weighted average shares of common stock outstanding (diluted)	27,231,968	28,974,137
Net loss available to common shareholders	$(346,100)	$(254,292)
Net loss per shares of common stock (basic)	$(0.01)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.01)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2018 and 2017 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2018 were approximately 91% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2017 were approximately 68% of the Company’s net sales. Sales to another Company for the year ended December 31, 2017 were approximately 20% of the Company’s net sales.

For the year ended December 31, 2018, one supplier accounted for approximately 93% of total purchases.

For the year ended December 31, 2017, three suppliers accounted for approximately 93% of total purchases.

(6) Income Taxes

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

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

Loss before income taxes consists of:

	For the years ended December 31,
	2018	2017
Non-PRC	$(235,426)	$(198,722)
PRC	(110,674)	(55,570)
	$(346,100)	$(254,292)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2018	2017
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	10,735,672	9,489,385
Total deferred tax assets, non-current portion	10,735,672	9,489,385
Valuation allowance	(10,735,672)	(9,489,385)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2018, Royal Shanghai had a net operating loss of $828,303 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2018 will expire in years 2018 to 2022 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2018, the operations in the United States of America incurred approximately $12.9M of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2018 will expire in the year of 2034 to 2036 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2018	December 31, 2017
Tax expense at statutory rate - US	21%	34%
Foreign income not recognized in the U.S.	(21)%	(34)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

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

As of December 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Amount outstanding	$5,587	$3,640
Less: Allowance for doubtful accounts	-	-
Net amount	$5,587	$3,640

(8) Advances to Suppliers

As of December 31, 2018 and December 31, 2017, advances to suppliers are advances for finished goods and amounted to $7,517 and $169,459, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(9) Inventories

As of December 31, 2018 and December 31, 2017, inventories consisted of the following:

	December 31, 2018	December 31, 2017
Inventory in transit	$1,834	$4,662
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$1,834	$4,662

For the years ended December 31, 2018 and 2017, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2018 and December 31, 2017, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10) Other Receivables

Other receivables amounted $29,954 and $17,383 as of December 31, 2018 and December 31, 2017, respectively. Other receivables are mainly export tax rebates.

(11) Property and Equipment, net

As of December 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Machinery and equipment	$35,705	$28,020
Office equipment	11,100	10,973
Motor vehicles	40,630	42,936
Total	87,435	81,929
Less: accumulated depreciation	(48,962)	(36,389)
Plant and Equipment, net	$38,473	$45,540

For the years ended December 31, 2018 and 2017, depreciation expenses amounted to $15,111 and $9,334, respectively.

The Company purchased approximately $9,906 and $31,000 property and equipment during the years ended December 31, 2018 and 2017, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2018 and 2017.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2018, no Escrow Shares have been transferred to investors or returned to the Company.

(13) Related Parties

As of December 31, 2018 and December 31, 2017, $0 and $146,439 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free and were paid in full to Mr. Donghai Yu as of December 31, 2018.

As of December 31, 2018 and December 31, 2017, $581,662 and $578,123 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2018 and December 31, 2017, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(14) Other Payable

Other payable amounted $1,539,606 and $1,089,573 as of December 31, 2018 and December 31, 2017, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31,
2019	$3,114
Total	$3,114

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework.

Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2018. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	53	Chief Executive Officer, President and Director
Zhenfang Yang	54	Chief Financial Officer
Philip Yizhao Zhang	48	Director
John Qiang Chen	47	Director
Hongbo Liu	59	Director

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

Zhenfang Yang.  Mr. Zhenfang Yang has been employed as our Chief Financial Officer since November 2010. Since 2007, he worked as a key manager of our operating company. Prior to joining the Company, Mr. Yang was a key manager at the Inner Mongolia Forestry Department. Mr. Yang has over 30 years of experience in the finance and accounting field. He received his degree from Inner Mongolia Finance and Economics College.

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

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Donghai Yu	2018	65,000	0	0		0	65,000
Chief Executive Officer	2017	65,000	0	0		0	65,000

Zhenfang Yang	2018	0	0	2,400	(2)	0	2,400
Chief Financial Officer	2017	0	0	2,400	(2)	0	2,400

Grace King	2018	0	0	720	(3)	0	720
Former Senior Vice President of Finance	2017	0	0	720	(3)	0	720

(1)	This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

(2)	Mr. Yang received 40,000 shares of common stock for his service as CFO in 2018 and 2017. The shares were valued at $0.06 per share.

(3)	Ms. King received 12,000 shares of common stock for her service as a Senior Vice President of Finance in 2018 and 2017. The shares were valued at $0.06 per share. Ms. King has resigned from the Company in 2018.

Director Compensation

In February 2018, we issued an aggregate of 252,000 shares of common stock to the directors as compensation for services provided in 2017. The issuance of these shares was recorded at grant date fair market value at $0.06 per share.

The following table presents the compensation paid to our directors in respect of fiscal year 2018 and 2017 for their services as directors:

Name	Fiscal Year	Stock Awards(1)
Donghai Yu	2018	$3,000
	2017	$3,000
Philip Yizhao Zhang	2018	$3,000
	2017	$3,000
John Chen	2018	$3,000
	2017	$3,000
Hongbo Liu	2018	$3,000
	2017	$3,000

(1) This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of March 1, 2019, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Donghai Yu	370,000	1.35%
Zhenfang Yang	192,000	0.70%
Hongbo Liu	375,000	1.36%
Philip Yizhao Zhang	375,000	1.36%
John Qiang Chen	375,000	1.36%
All officers and directors as a group (5 persons)	1,512,000	5.50%
5% shareholders:
Xiangxin Sun	3,200,000	11.64%

(1) Applicable percentages are based on 27,502,346 shares outstanding as of March 1, 2019, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

Hongbo Liu, Philip Yizhao Zhang and John Qiang Chen are independent as defined by NASDAQ Marketplace Rules.

As of December 31, 2018 and December 31, 2017, $0 and $146,439 are due to Mr. Donghai Yu, who is CEO of the Company. These amounts are advances made to the Company by unrelated parties through Mr. Donghai Yu for business operating purposes. The advances are interest free.

As of December 31, 2018 and December 31, 2017, $581,662 and $578,123 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who was formerly the VP finance of the Company.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $27,500 and $25,750, respectively from TAAD LLP for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were not billed for any audit related fees from TAAD LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we had approximately $3,675 and $3,500 for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 1, 2019	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 1, 2019
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 1, 2019
Zhenfang Yang	(Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 1, 2019
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	April 1, 2019
John Qiang Chen

/s/ Hongbo Liu	Director	April 1, 2019
Hongbo Liu