Form 10-Q
period 2019-09-30
China Carbon Graphite Group, Inc.
filed 2019-11-18
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2019, there were 27,502,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

September 30, 2019

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,457	$9,137
Account Receivable	3,782	5,587
Inventories	6,897	1,834
Advance to suppliers	-	7,517
Other receivable, net	55,244	29,954

Total current assets	73,380	54,029

Right-of-use asset - non current	20,245	27,696
Property And Equipment, Net	52,311	38,473

Total Assets	$145,936	$120,198

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$137,169	$91,189
Accrued payroll - related party	713,849	626,662
Advance from customers	88,893	27,995
Other payables	1,531,386	1,539,606
Lease liability - current	15,427	27,696
Dividends payable	55,015	55,015
Total current liabilities	2,541,739	2,368,163

Lease liability - non current	4,818	-

Total Liabilities	2,546,557	2,368,163

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,502,346 and 27,262,346 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	27,502	27,262
Additional paid-in capital	48,760,711	48,753,751
Accumulated other comprehensive income	107,516	93,271
Accumulated loss	(51,296,350)	(51,122,249)
Total stockholders’ deficit	(2,400,621)	(2,247,965)
Total Liabilities and Stockholders’ Deficit	$145,936	$120,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three And Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Sales	$200,018	$302,048	$258,856	$1,406,218

Cost of Goods Sold	83,330	279,252	119,494	1,330,535
Gross Profit	116,688	22,796	139,362	75,683

Operating Expenses
Selling expenses	6,575	11,364	17,689	27,149
General and administrative	89,402	85,025	289,262	301,121
Total operating expenses	95,977	96,389	306,951	328,270

Loss before other income (expense) and income taxes	20,711	(73,593)	(167,589)	(252,587)

Other Income (Expense)
Interest expense	(3,734)	(2,085)	(6,512)	(5,469)
Other income (expense), net	-	(1)	-	14
Total other expense (income), net	(3,734)	(2,086)	(6,512)	(5,455)

Loss before income taxes	16,977	(75,679)	(174,101)	(258,042)

Income Tax Expense	-	-	-	-

Net income (loss)	16,977	(75,679)	(174,101)	(258,042)

Other Comprehensive Income
Foreign currency translation gain	13,622	11,121	14,245	17,406
Total Comprehensive Income (Loss)	$30,599	$(64,558)	$(159,856)	$(240,636)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	27,502,346	27,262,346	27,458,390	27,221,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Quarter Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at June 30, 2019	27,502,346	$27,502	$48,760,711	$(51,313,327)	$93,894	$(2,431,220)

Net income	-	-	-	16,977	-	16,977

Foreign currency translation adjustment	-	-	-	-	13,622	13,622

Balance at September 30, 2019	27,502,346	$27,502	$48,760,711	$(51,296,350)	$107,516	$(2,400,621)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at June 30, 2018	27,262,346	$27,262	$48,753,751	$(50,958,512)	$82,089	$(2,095,410)

Net loss	-	-	-	(75,679)	-	(75,679)

Foreign currency translation adjustment	-	-	-	-	11,121	11,121

Balance at September 30, 2018	27,262,346	$27,262	$48,753,751	$(51,034,191)	$93,210	$(2,159,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Quarters Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2018	27,262,346	$27,262	$48,753,751	$(51,122,249)	$93,271	$(2,247,965)

Issuance of common stock for directors and employees	240,000	240	6,960	-	-	7,200

Net loss	-	-	-	(174,101)	-	(174,101)

Foreign currency translation adjustment	-	-	-	-	14,245	14,245

Balance at September 30, 2019	27,502,346	$27,502	$48,760,711	$(51,296,350)	$107,516	$(2,400,621)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2017	27,010,346	$27,010	$48,738,883	$(50,776,149)	$75,804	$(1,934,452)

Issuance of common stock for directors and employees	252,000	252	14,868	-	-	15,120

Net loss	-	-	-	(258,042)	-	(258,042)

Foreign currency translation adjustment	-	-	-	-	17,406	17,406

Balance at September 30, 2018	27,262,346	$27,262	$48,753,751	$(51,034,191)	$93,210	$(2,159,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(174,101)	$(258,042)
Adjustments to reconcile net cash provided by operating activities
Depreciation	6,142	11,297
Stock compensation	7,200	15,120
Changes in operating assets and liabilities
Accounts receivable	1,658	3,637
Other receivables	(27,303)	(2,946)
Advance to suppliers	7,531	169,308
Inventory	(5,346)	(1,048)
Right-of-use asset	6,662	-
Accounts payable and accrued liabilities	134,880	23,472
Advance from customers	64,537	(92,900)
Due to related parties	-	(84,334)
Taxes payable	(3,319)	(1,353)
Other payables	8,810	297,034
Lease liability	(6,662)	-
Net cash provided by operating activities	20,689	79,245

Cash flows from investing activities
Acquisition of plant and equipment	(22,080)	(9,479)
Net cash used in investing activities	(22,080)	(9,479)

Cash flows from financing activities
Payments to loan from related parties	-	(124)
Net cash used in financing activities	-	(124)

Effect of exchange rate fluctuation on cash and cash equivalents	(289)	(3,978)

Net increase (decrease) in cash	(1,680)	65,664

Cash and cash equivalents at beginning of period	9,137	8,106

Cash and cash equivalents at ending of period	$7,457	$73,770

Supplemental disclosure of cash flow information

Interest paid	$-	$656
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of September 30, 2019 and as of December 31, 2018, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2019, the Company has incurred operating losses of $51,296,350 and working capital deficit of $2,468,359. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2018. The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements. The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

For the nine months ended September 30, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2019 and 2018.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended September 30, 2019 and 2018 were $13,622 and $11,121, respectively. Translation adjustments for the nine months ended September 30, 2019 and 2018 were $14,245 and $17,406, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2019 and 2018 were $(289) and $(3,978), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 7.15 RMB and 6.88 RMB to $1.00 at September 30, 2019 and December 31, 2018, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the nine months ended September 30, 2019 and 2018 were 6.86 RMB and 6.51 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2019 and 2018.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended September 30, 2019 and 2018, shipping and handling costs were $561 and $$4,398, respectively. For the nine months ended September 30, 2019 and 2018, shipping and handling costs were $1,519 and $11,459, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2019 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2019, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Weighted average shares of common stock outstanding (basic)	27,458,390	27,221,731
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,458,390	27,221,731
Net loss available to common shareholders	$(174,101)	$(258,042)
Net loss per shares of common stock (basic)	$(0.01)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.01)

The following table sets forth the computation of the number of net loss per share for the three months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Weighted average shares of common stock outstanding (basic)	27,502,346	27,262,346
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,502,346	27,262,346
Net loss available to common shareholders	$16,977	$(75,679)
Net loss per shares of common stock (basic)	$0.00	$(0.00)
Net loss per shares of common stock (diluted)	$0.00	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2019 and 2018 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the nine months ended September 30, 2019 were approximately 46% of the Company’s net sales. Sales to other Company for the nine months ended September 30, 2019 were approximately 29% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the nine months ended September 30, 2018 were approximately 95% of the Company’s net sales.

For the nine months ended September 30, 2019, three suppliers accounted for approximately 93% of total purchases.

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

As of September 30, 2019 and December 31, 2018, accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Amount outstanding	$3,782	$5,587
Less: Allowance for doubtful accounts	-	-
Net amount	$3,782	$5,587

(7) Advances to Suppliers

As of September 30, 2019 and December 31, 2018, advances to suppliers are advances for finished goods and amounted to $0 and $7,517, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(8) Inventories

As of September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
Inventory in transit	$6,897	$1,834
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$6,897	$1,834

For the nine months ended September 30, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of September 30, 2019 and December 31, 2018, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Other Receivables

Other receivables amounted $55,244 and $29,954 as of September 30, 2019 and December 31, 2018, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of September 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Machinery and equipment	$55,545	$35,705
Office equipment	10,677	11,100
Motor vehicles	39,084	40,630
Total	105,306	87,435
Less: accumulated depreciation	(52,995)	(48,962)
Plant and Equipment, net	$52,311	$38,473

For the three months ended September 30, 2019 and 2018, depreciation expenses amounted to $2,019 and $3,991, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expenses amounted to $6,142 and $7,671, respectively.

The Company purchased approximately $22,080 and $9,479 property and equipment during the nine months ended September 30, 2019 and 2018, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2019 and 2018.

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 27,502,346 and 27,262,346 as of September 30, 2019 and December 31, 2018, respectively.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of September 30, 2019, no Escrow Shares have been transferred to investors or returned to the Company.

(12) Related Parties

As of September 30, 2019 and December 31, 2018, $668,849 and $581,662 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of September 30, 2019 and December 31, 2018, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(13) Other Payable

Other payable amounted $1,531,386 and $1,539,606 as of September 30, 2019 and December 31, 2018, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

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

The components of lease expense were as follows:

	Nine months Ended September 30,
	2019	2018

Operating lease cost	$31,332	$25,410

Supplemental cash flow information related to leases was as follows:

	Nine months Ended September 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,662	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,662	-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019	December 31, 2018
Operating Leases

Operating lease right-of-use assets-non current	$20,245	$27,696

Total operating lease right-of-use assets	20,245	27,696

Operating lease liability-current	$15,427	$27,696
Operating lease liability-non current	4,818	-

Total operating lease liabilities	$20,245	$27,696

Maturities of lease liabilities were as follows:

Year Ending September 30,	Operating Leases

2020	$15,427
2021	4,818

Total lease payments	20,245
Less imputed interest	-

Total	$20,245

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

For the nine months ended September 30, 2019, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products. Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of Results of Operation for the Three Months Ended September 30, 2019 and 2018

Sales

During the three months ended September 30, 2019, we had sales of $200,018, compared to sales of $302,048 for the three months ended September 30, 2018, a decrease of $102,030, or approximately 33.78%. The sales decrease was mainly because we focused on the development of core products such as graphite felt and graphene application.

Cost of goods sold

Our cost of goods sold consists of the purchase cost. During the three months ended September 30, 2019, our cost of goods sold was $83,330, compared to $279,252 for the cost of goods sold for the three months ended September 30, 2018, a decrease of $195,922 or approximately 70.16%. The significant decrease in the cost of sales was primarily attributable to the corresponding decreasing in sales.

Gross profit

Our gross profit increase from $22,796 for the three months ended September 30, 2018 to $116,688 for the three months ended September 30, 2019. The increase of the gross profit is mainly because our core products were sold at a higher price and profit margin.

Gross profit Margin

Our gross profit margin increased from 7.5% for the three months ended September 30, 2018 to 58.3% for the three months ended September 30, 2019 because our core products were sold at a higher price and profit margin.

Operating expenses

Operating expenses totaled $95,977 for the three months ended September 30, 2019, compared to $96,389 for the three months ended September 30, 2018, a decrease of $412, or approximately 0.43%.

Selling, general and administrative expenses

Selling expenses decreased from $11,364 for the three months ended September 30, 2018 to $6,575 for the three months ended September 30, 2019, a decrease of $4,789, or approximately 42.14%. The decrease is mainly the corresponding decrease in sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $89,402 for the three months ended September 30, 2019, compared to $85,025 for the three months ended September 30, 2018, an increase of $4,377 or 5.15%. The increase of general and administrative expenses is mainly because we dedicated more resources to improve the business.

Loss from operations

As a result of the factors described above, operating loss was $73,593 for the three months ended September 30, 2019, compared to operating income of $20,711 for the three months ended September 30, 2018, an increase of approximately $94,304.

Other income and expenses

Our interest expense was $3,734 for the three months ended September 30, 2019, compared to interest expense of $2,085 for the three months ended September 30, 2018. The reason is due to the change in interest rate.

Other expenses of $0 and other expense of $(1) were recorded as other income for the three months ended September 30, 2019 and 2018, respectively.

Income tax

During the three months ended September 30, 2019 and 2018, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net income for the three months ended September 30, 2019 was $16,977, compared to net loss of $(75,679) for the three months ended September 30, 2018, an increase of $92,656.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended September 30, 2019 was $13,622, compared a translation gain of $11,121 for the three months ended September 30, 2018, an increase of $2,501.

Net loss available to common stockholders

Net gain available to our common stockholders was $0.00, or $0.00 per share (basic and diluted), for the three months ended September 30, 2019, compared to net loss of $0.00, or net loss of $0.00 per share (basic and diluted), for the three months ended September 30, 2018.

Comparison of Results of Operation for the Nine months ended September 30, 2019 and 2018

Sales

During the nine months ended September 30, 2019, we had sales of $258,856, compared to sales of $1,406,218 for the nine months ended September 30, 2018, a decrease of $1,147,362, or approximately 81.59%. The significant sales decrease was mainly because we focused on the development of core products, and innovation.

Cost of goods sold

Our cost of goods sold consists of the purchase cost. During the nine months ended September 30, 2019, our cost of goods sold was $119,494, compared to $1,330,535 for the cost of goods sold for the nine months ended September 30, 2018, a decrease of $1,211,041 or approximately 91.02%. The significant decrease in the cost of sales was primarily attributable to the corresponding decreasing in sales.

Gross profit

Our gross profit increased from $75,683 for the nine months ended September 30, 2018 to $139,362 for the nine months ended September 30, 2019. The increase of the gross profit is mainly attributed to because our core products were sold at a higher price and profit margin.

Gross profit Margin

Our gross profit margin increased from 5.4% for the nine months ended September 30, 2018 to 53.8% for the nine months ended September 30, 2019 due to because our core products are were at a higher price and profit margin.

Operating expenses

Operating expenses totaled $306,951 for the nine months ended September 30, 2019, compared to $328,270 for the nine months ended September 30, 2018, a decrease of $21,319, or approximately 6.49%.

Selling, general and administrative expenses

Selling expenses decreased from $27,149 for the nine months ended September 30, 2018 to $17,689 for the nine months ended September 30, 2019, a decrease of $9,460, or approximately 34.84%. The decrease is mainly attributed to the corresponding decreasing in sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $289,262 for the nine months ended September 30, 2019, compared to $301,121 for the nine months ended September 30, 2018, a decrease of $11,859 or 3.94%. The decrease of general and administrative expenses is mainly because we focused on the development of innovation.

Loss from operations

As a result of the factors described above, operating loss was $(167,589) for the nine months ended September 30, 2019, compared to operating loss of $(252,587) for the nine months ended September 30, 2018, a decrease in loss of approximately $84,998, or 33.65%.

Other income and expenses

Our interest expense was $(6,512) for the nine months ended September 30, 2019, compared to interest expense of $(5,469) for the nine months ended September 30, 2018. The reason is due to the change in interest rate.

Other income of $0 and other expense of $14 were recorded as other income for the nine months ended September 30, 2019 and 2018, respectively.

Income tax

During the nine months ended September 30, 2019 and 2018, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net loss for the nine months ended September 30, 2019 was $(174,101), compared to net loss of $(258,042) for the nine months ended September 30, 2018, a decrease in loss of $83,941, or approximately 32.53%.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the nine months ended September 30, 2019 was $14,245, compared a translation gain of $17,406 for the nine months ended September 30, 2018, a decrease of $3,161.

Net loss available to common stockholders

Net loss available to our common stockholders was $0.01, or $0.01 per share (basic and diluted), for the nine months ended September 30, 2019, compared to net loss of $0.01, or net loss of $0.01 per share (basic and diluted), for the nine months ended September 30, 2018.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended September 30, 2019, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the nine months ended September 30, 2019.

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

At September 30, 2019, cash and cash equivalents were $7,457, compared to $9,137 at December 31, 2018, an increase of $1,680. Our working capital deficit increased by $154,225 to a deficit of $2,468,359 at September 30, 2019 from $2,314,134 at December 31, 2018.

Accounts receivable, net of allowance, were $3,782 and $5,587 as of September 30, 2019 and December 31, 2018, respectively. The decrease was mainly due to decreased sales during the nine months ended September 30, 2019. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of September 30, 2019, inventories were $6,897, compared to $1,834 at December 31, 2018, an increase of $ 5,063, or 276.06%. As of September 30, 2019 and December 31, 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers decreased from $7,517 at December 31, 2018 to $0 at September 30, 2019. The decrease of advances to suppliers is mainly because the Company made less advanced payments to suppliers during the nine months ended September 30, 2019. No allowance for doubtful accounts for the balance of advances to suppliers was reserved as of September 30, 2019 and December 31, 2018, respectively.

The following table sets forth information about our net cash flow for the three months indicated:

	For the Nine months ended September 30,
	2019	2018
Net cash flows provided by operating activities	$20,689	$79,245
Net cash flows used in investing activities	$(22,080)	$(9,479)
Net cash flows (used in) financing activities	$-	$(124)

Net cash flow provided by operating activities was $20,689 for the nine months ended September 30, 2019, compared to $79,245 provided by operating activities for the nine months ended September 30, 2018, a decrease of $58,556.

Net cash flow used in investing activities was $(22,080) for the nine months ended September 30, 2019, compared to $(9,479) for the nine months ended September 30, 2018, a decrease of $12,601, or 132.94%. The decrease is mainly due to decrease acquisitions of plant and equipment in the nine months ended September 30, 2019.

Net cash flow used in financing activities was $nil and $124 for the nine months ended September 30, 2019 and 2018.

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

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the nine months ended September 30, 2019 and 2018.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of September 30, 2019 and December 31, 2018.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. For the nine months ended September 30, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the nine months ended September 30, 2019 and 2018.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the nine months ended September 30, 2019 and 2018 were not significant.

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

$7,200 and $15,120 of stock compensation expenses were amortized and recognized as general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: November 18, 2019	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: November 18, 2019	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer