Form 10-K
period 2019-12-31
China Carbon Graphite Group, Inc.
filed 2020-05-14
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $683,710.38 based on 22,790,346 non-affiliates shares of common stock at $0.03 per share as of June 28, 2019.

The number of shares of the registrant’s common stock outstanding as of May 14, 2020 was 27,742,346

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

i

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

China Carbon Graphite Group, Inc. (the “Company”) is filing this Annual Report on Form 10-K (the “Annual Report”) for fiscal year ended December 31, 2019 pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Annual Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Such restrictive measures caused a delay in the entry time of the on-site audit by the Company’s independent public accountant and consequently a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report. As a result, the Company was unable to timely file the Annual Report without the extension provided for by the Order.

ii

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

iii

PART I

Item 1. Business.

Business Overview

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

We will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. We plan to look for opportunities to merge with other companies in the graphite industry.

The ability of us to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Organizational Structure

We were incorporated on February 13, 2003 in Nevada under the name Achievers Magazine Inc. In connection with the reverse merger transaction described below, our corporate name was changed to China Carbon Graphite Group, Inc. on January 30, 2008.

On December 17, 2007, we completed a share exchange pursuant to a share exchange agreement with Sincere Investment (PTC), Ltd. (“Sincere”), a British Virgin Islands corporation. Sincere was the sole stockholder of Talent International Investment Limited (“Talent”), a British Virgin Islands corporation., which is the sole stockholder of XingheYongle Carbon Co., Ltd. (“Yongle”), a wholly foreign-owned enterprise company organized under the laws of the PRC. Pursuant to the share exchange agreement, the Company issued 9,388,172 shares of common stock to Sincere in exchange for all of the outstanding on stock of Talent, and Talent became a wholly-owned subsidiary of the Company. Upon completion of the reverse merger, the Company’s business became the business of Talent, its subsidiaries and its affiliated variable interest entities.

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

In 2018, we discovered an Innovational Anti-Bacterial Graphene Silver Composite. We have applied for a patent on this new graphene/silver invention. This powerful composite has a bacterial killing rate of 99% in just 4 hours. The bacteria is used to test for product potency that includes: staphylococcus aureus, colibacillus and blastomyces albicans.

Our new material is forecasted to replace the current leading cure for dermatomycosis, a nano-silver based medicine.  In addition, the new composite can be material for resin/polymer fiber industrial products such as: anti-bacterial PU insole, anti-bacterial PET fiber, etc. Due to its wide array of industrial and medical applications, this material will provide great chances for Roycarbon further expand towards new markets.

In 2018, we discovered an Innovational Anti-Bacterial Graphene Silver Composite. We have applied for a patent on this new graphene/silver invention. This powerful composite has a bacterial killing rate of 99% in just 4 hours. The bacteria is used to test for product potency that includes: staphylococcus aureus, colibacillus and blastomyces albicans.

Our new material is forecasted to replace the current leading cure for dermatomycosis, a nano-silver based medicine.  In addition, the new composite can be material for resin/polymer fiber industrial products such as: anti-bacterial PU insole, anti-bacterial PET fiber, etc. Due to its wide array of industrial and medical applications, this material will provide great chances for Roycarbon further expand towards new markets.

Our Customers

Our customers include mainly domestic customers.

We generally do not enter into long-term contracts with our customers. Our customers generally purchase our products pursuant to purchase orders.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2019 were approximately 44% of the Company’s net sales. Sales to another Company for the year ended December 31, 2019 were approximately 33% of the Company’s net sales.

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

Employees

As of the date hereof, we have 9 full-time employees.

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

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2019 to March 15, 2021. The current monthly rent including monthly management fee is approximately $1,015 (RMB 7,063).

Royal Shanghai leases another laboratory in Shanghai China. The lease term of the office space is from December 1, 2019 to November 30, 2020. The current monthly rent including monthly management fee is approximately $2,500 (RMB 17,407).

As of December 31, 2019 and December 31, 2018, our property, plant and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Machinery and equipment	$41,708	$35,705
Office equipment	10,963	11,100
Motor vehicles	40,127	40,630
Total	92,798	87,435
Less: accumulated depreciation	(56,523)	(48,962)
Plant and Equipment, net	$36,275	$38,473

For the years ended December 31, 2019 and 2018, depreciation expenses amounted to $8,231 and $15,111, respectively.

The Company purchased approximately $6,496 and $10,304  property and equipment during the years ended December 31, 2019 and 2018, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2019 and 2018.

Item 3. Legal Proceedings.

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low

Fiscal Year Ended December 31, 2020
First Quarter	$0.04	$0.02

Fiscal Year Ended December 31, 2019
First Quarter	$0.05	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.02

Fiscal Year Ended December 31, 2018
First Quarter	$0.11	$0.05
Second Quarter	$0.11	$0.04
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.05	$0.02

Number of Holders of Our Common Stock

As of May 14, 2020, there were 47 stockholders  of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2019, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On February 20,2019, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2018. The issuance of these shares was recorded at grant date fair market value at $0.03 per share.

On February 20,2019, the Company issued 40,000 shares of common stock to the CFO. The issuance of these shares was recorded at grant date fair market value of $0.03.

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

As of and for the year ended December 31, 2019, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products.  Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Recent Development

Started in December 2019, the outbreak of COVID-19 caused by a novel strain of the coronavirus has become widespread in China and in the rest of the world, including in each of the areas in which the Company, its suppliers and its customers operate. In order to avoid the risk of the virus spreading, the Chinese government enacted various restrictive measures, including suspending business operations and quarantines, starting from the end of January 2020. We followed the requirements of local health authorities to suspend operation and production and have employees work remotely in February and March 2020. During the first quarter of 2020, we experienced significant decrease in demand of our products because most of our customers’ operations were affected by COVID-19. Our abilities to fulfill orders also decreased during the first quarter of 2020 because of delays in deliveries from our suppliers, due to lack of raw material and delays in transportation as a result of the quarantine measures.

Since April 2020, the company has gradually resumed production and is now operating in its full capacity. Demands for our products have also increased compared to the first quarter of 2020. However, due to the negative impact of COVID-19 on domestic and global economy, the extent to which COVID-19 will affect our results of operations and future financial results in the long term remains uncertain.

Results of Operations - Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth the results of our operations for the periods indicated in U.S. dollars:

	Years ended December 31,
	2019	2018

Sales	$359,974	$1,478,115

Cost of Goods Sold	171,869	1,367,084
Gross Profit	188,105	111,031

Operating Expenses
Selling expenses	22,117	28,973
General and administrative	392,188	420,775
Total operating expenses	414,305	449,738

Loss before other income (expense) and income taxes	(226,200)	(338,717)

Other Income (Expense)
Interest expense	(72,683)	(7,397)
Other income (expense), net	-	14
Total other expense (income), net	(72,683)	(7,383)

Loss before income taxes	(298,883)	(346,100)

Income Tax Expense	-	-

Net loss	(298,883)	(346,100)
Other Comprehensive Income
Foreign currency translation gain (loss)	5,007	17,467
Total Comprehensive Loss	$(293,876)	$(328,633)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding, – basic and diluted	27,469,469	27,231,968

Sales

During the year ended December 31, 2019, we had sales of $359,974, compared to sales of $1,478,115 for the year ended December 31, 2018, a decrease of $1,118,141, or approximately 75.6%. The sales decrease was mainly because of decreased in orders. We decided to work with a reduced number of import agencies in 2019 as compared to 2018  in order to focus on research and developing graphite felt for battery.

Cost of goods sold

Our cost of goods sold consists of the purchase cost.  During the year ended December 31, 2019, our cost of goods sold was $171,869, compared to $1,367,084 for the cost of goods sold for the year ended December 31, 2018, a decrease of $1,195,215 or approximately 87.4%. The decrease in the cost of sales was in line with the decrease in sales volume.

Gross profit

Our gross profit increased from $111,031 for the year ended December 31, 2018 to $188,105 for the year ended December 31, 2019. The increase of the gross profit is mainly attributed to increased gross profit margin.

Gross profit Margin

Our gross profit margin increased from 7.5% for the year ended December 31, 2018 to 52.3% for the year ended December 31, 2019 because the Company cut down the lower gross margin of business for import agency during the year ended December 31, 2019 compared to the same period 2018.

Operating expenses

Operating expenses totalled  $414,305 for the year ended December 31, 2019, compared to $449,748 for the year ended December 31, 2018, a decrease of $35,443, or approximately 7.9%. The decrease is mainly because of decreased professional expenses, decreased traveling expenses and decreased shipping expenses during the year ended December 31, 2019 compared to the same period 2018.

Selling, general and administrative expenses

Selling expenses decreased from $28,973 for the year ended December 31, 2018 to $22,117 for the year ended December 31, 2019, a decrease of $6,856, or 23.7%. The decrease is mainly attributed to decreased shipping expenses during the year ended December 31, 2019 compared to the same period 2018. The decrease is due to decreased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses and accounting expenses) and stock compensation. General and administrative expenses were $392,188 for the year ended December 31, 2019, compared to $420,775 for the year ended December 31, 2018, a decrease of $28,587 or 6.8%. The decrease of general and administrative expenses is mainly because of decreased professional expenses and decreased travelling expenses during the years ended December 31, 2019 compared to the same period 2018. The decrease is due to decreased sales.

Loss from operations

Our operating loss was $226,200 for the year ended December 31, 2019, compared to operating loss of $338,717 for the year ended December 31, 2018, a decrease of approximately $112,517, or 33.2% due to decreased sales, offset by decreased operating expenses.

Other income and expenses

Our interest expense was $72,683 for the year ended December 31, 2019, compared to $7,397 for the year ended December 31, 2018.

Other income amounted to $0 and $14 for the years ended December 31, 2019 and 2018, respectively. Other income in 2018 is government subsidy.

Income tax

During the years ended December 31, 2019 and 2018, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net loss for the year ended December 31, 2019 was $298,883 , compared to net loss of $346,100 for the year ended December 31, 2018, a decrease of $47,217 , or 13.6%.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the year ended December 31, 2019 was $5,007, compared to a translation gain of $17,467 for the year ended December 31, 2018, a decrease of $12,460.

Net loss available to common stockholders

Net loss available to our common stockholders was $298,883, or $(0.01) per share (basic and diluted), for the year ended December 31, 2019, compared to net loss of $346,100, or net loss of $(0.01) per share (basic and diluted), for the year ended December 31, 2018.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2019, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the year ended December 31, 2019.

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

At December 31, 2019, cash and cash equivalents were $11,585, compared to $9,137 at December 31, 2018, an increase of $2,448. Our working capital deficit increased by $226,565 to a deficit of $2,540,699 at December 31, 2019 from a deficit of $2,314,134 at December 31, 2018.

Accounts receivable, net of allowance, were $3,781 and $5,587 for the fiscal year ended December 31, 2019 and 2018, respectively. The decrease was mainly due to the decrease in sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2019, inventories were $17,583, compared to $1,834 at December 31, 2018, an increase of $15,749, or 858.72%. As of December 31, 2019 and December 31, 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Advances to suppliers decreased from $7,517 at December 31, 2018 to $0 at December 31, 2019, a decrease of $7,517. The decrease of advances to suppliers is mainly because decreased sales.

Fiscal Year ended December 31, 2019 Compared to Fiscal Year ended December 31, 2018

The following table sets forth information about our net cash flow for the years indicated:

	Years ended December 31,
	2019	2018
Net cash provided by operating activities	9,027	155,817
Net cash used in investing activities	(6,496)	(10,304)
Net cash used in financing activities	-	(144,139)

Net cash flow provided by operating activities was $9,027 for the year ended December 31, 2019, compared to $155,817 provided by operating activities for the year ended December 31, 2018, a decrease of $146,790. The decrease in net cash flow in operating activities was mainly due to less increase in other payable for the year ended December 31, 2019 than 2018.

Net cash flow used in investing activities was $6,496 for the year ended December 31, 2019, compared to $10,304 for the year ended December 31, 2018, a decrease of $3,808. The decrease is mainly due to decreased purchase for equipment for the year ended December 31, 2019 than 2018.

Net cash flow used in financing activities was $0 for the year ended December 31, 2019, compared to $144,139 used in financing activities for the year ended December 31, 2018, a decrease of $144,139. The decrease is due to more payments made to related parties for the year ended December 31, 2019 than 2018.

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

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an ongoing basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability  and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2019 and 2018.

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

As of December 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Amount outstanding	$3,781	$5,587
Less: Allowance for doubtful accounts	-	-
Net amount	$3,781	$5,587

Inventories

As of December 31, 2019 and December 31, 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
Inventory in transit	$17,583	$1,834
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$17,583	$1,834

For the years ended December 31, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2019 and December 31, 2018, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

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

As of December 31, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Machinery and equipment	$41,708	$35,705
Office equipment	10,963	11,100
Motor vehicles	40,127	40,630
Total	92,798	87,435
Less: accumulated depreciation	(56,523)	(48,962)
Plant and Equipment, net	$36,275	$38,473

For the years ended December 31, 2019 and 2018, depreciation expenses amounted to $8,231 and $15,111, respectively.

The Company purchased approximately $6,496 and $10,304  property and equipment during the years ended December 31, 2019 and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2019 and 2018 were not significant.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company adopted the policy on January 1,2019 and the impact of the adoption of this guidance is listed in Note 15.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors,

China Carbon Graphite Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statement of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ TAAD LLP

We have served as the Company’s auditor since 2015

Diamond Bar, California

May 14, 2020

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$11,585	$9,137
Account Receivable	3,781	5,587
Inventories	17,583	1,834
Advance to suppliers	-	7,517
Prepaid expenses	19,067	-
Other receivables, net	30,709	29,954

Total current assets	82,725	54,029

Right-of-use asset - non current	38,567	27,696
Property And Equipment, Net	36,275	38,473

Total Assets	$157,567	$120,198

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$162,754	$91,189
Accrued payroll - related party	679,410	626,662
Advance from customers	113,533	27,995
Other payables	1,576,148	1,539,606
Lease liability - current	36,564	27,696
Dividends payable	55,015	55,015
Total current liabilities	2,623,424	2,368,163

Lease liability - non current	2,003	-

Total Liabilities	2,625,427	2,368,163

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,502,346 and 27,262,346 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	27,502	27,262
Additional paid-in capital	48,827,492	48,753,751
Accumulated other comprehensive income	98,278	93,271
Accumulated loss	(51,421,132)	(51,122,249)
Total stockholders’ deficit	(2,467,860)	(2,247,965)
Total Liabilities and Stockholders’ Deficit	$157,567	$120,198

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2019 and 2018

	Years Ended December 31,
	2019	2018

Sales	$359,974	$1,478,115

Cost of Goods Sold	171,869	1,367,084
Gross Profit	188,105	111,031

Operating Expenses
Selling expenses	22,117	28,973
General and administrative	392,188	420,775
Total operating expenses	414,305	449,748

Loss before other income (expense) and income taxes	(226,200)	(338,717)

Other Income (Expense)
Interest expense	(72,683)	(7,397)
Other income (expense), net	-	14
Total other expense (income), net	(72,683)	(7,383)

Loss before income taxes	(298,883)	(346,100)

Income Tax Expense	-	-

Net loss	(298,883)	(346,100)

Other Comprehensive Income
Foreign currency translation gain (loss)	5,007	17,467
Total Comprehensive Loss	$(293,876)	$(328,633)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	27,469,469	27,231,968

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2017	27,010,346	$27,010	$48,738,883	$(50,776,149)	$75,804	$(1,934,452)

Issuance of common stock for directors and employees	252,000	252	14,868	-	-	15,120

Net loss	-	-	-	(346,100)	-	(346,100)

Foreign currency translation adjustment	-	-	-	-	17,467	17,467

Balance at December 31, 2018	27,262,346	27,262	48,753,751	(51,122,249)	93,271	(2,247,965)

Issuance of common stock for directors and employees	240,000	240	6,960	-	-	7,200

Imputed interest	-	-	66,781	-	-	66,781

Net loss	-	-	-	(298,883)	-	(298,883)

Foreign currency translation adjustment	-	-	-	-	5,007	5,007

Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(298,883)	$(346,100)
Adjustments to reconcile net cash provided by operating activities
Depreciation	8,231	15,111
Inventory impairment	1,430	-
Stock compensation	7,200	15,120
Imputed interest	67,300	-
Changes in operating assets and liabilities
Accounts receivable	1,750	(2,228)
Other receivables	(25,271)	(13,731)
Advance to suppliers	7,482	158,979
Inventory	(17,324)	2,682
Prepaid expenses	(19,216)	-
Right-of-use asset	(11,302)	-
Accounts payable and accrued liabilities	148,944	24,559
Advance from customers	86,552	(166,068)
Taxes payable	(2,892)	(1,405)
Other payables	43,724	468,898
Lease liability	11,302	-
Net cash provided by (used in) operating activities	9,027	155,817

Cash flows from investing activities
Acquisition of plant and equipment	(6,496)	(10,304)
Net cash used in investing activities	(6,496)	(10,304)

Cash flows from financing activities
Payments to loan from related parties	-	(144,139)
Net cash used in financing activities	-	(144,139)

Effect of exchange rate fluctuation on cash and cash equivalents	(83)	(343)

Net increase (decrease) in cash	2,448	1,031

Cash and cash equivalents at beginning of period	9,137	8,106

Cash and cash equivalents at ending of period	$11,585	$9,137

Supplemental disclosure of cash flow information

Interest paid	$-	$(656)
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2019 and as of December 31, 2018, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2019, the Company has incurred operating losses of $51,421,132 and working capital deficit of $2,540,699. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the years ended December 31, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $27,696 of operating lease right-of-use asset and $27,696 of operating lease liabilities were retroactively reflected to December 31, 2018  financial statements. After the adoption, $38,567 of operating lease right-of-use asset and $38,567 of operating lease liabilities were retroactively reflected to December 31, 2019 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2019 and 2018.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2019 and 2018 were $5,007 and $17,467, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2019 and 2018 were $(83) and $(343), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.96 RMB and 6.88 RMB to $1.00 at December 31, 2019 and December 31, 2018, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2019 and 2018 were 6.91 RMB and 6.61 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2019 and 2018.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2019 and 2018, shipping and handling costs were $4,597 and $12,592, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2019 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2019, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Weighted average shares of common stock outstanding (basic)	27,469,469	27,231,968
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,469,469	27,231,968
Net loss available to common shareholders	$(298,883)	$(346,100)
Net loss per shares of common stock (basic)	$(0.01)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.01)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2019 and 2018 included net income and foreign currency translation adjustments.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company adopted the policy on January 1,2019 and the impact of the adoption of this guidance is listed in Note 15.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2019 were approximately 44% of the Company’s net sales. Sales to another Company for the year ended December 31, 2019 were approximately 33% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2018 were approximately 91% of the Company’s net sales.

For the year ended December 31, 2019, three suppliers accounted for approximately 93% of total purchases.

For the year ended December 31, 2018, three suppliers accounted for approximately 93% of total purchases.

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

Loss before income taxes consists of:

	For the years ended December 31,
	2019	2018
Non-PRC	$(194,436)	$(235,426)
PRC	(104,447)	(110,674)
	$(298,883)	$(346,100)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2019	2018
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	10,798,438	10,735,672
Total deferred tax assets, non-current portion	10,798,438	10,735,672
Valuation allowance	(10,798,438)	(10,735,672)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2019, Royal Shanghai had a net operating loss of $932,750 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2019 will expire in years 2019 to 2023 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America incurred approximately $13.1M of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2019 will expire in the year of 2034 to 2036 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2019	December 31, 2018
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

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

As of December 31, 2019 and December 31, 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Amount outstanding	$3,781	$5,587
Less: Allowance for doubtful accounts	-	-
Net amount	$3,781	$5,587

(8) Advances to Suppliers

As of December 31, 2019 and December 31, 2018, advances to suppliers are advances for finished goods and amounted to $0 and $7,517, respectively.

Advances to suppliers represent interest-free cash paid in advance to suppliers for purchases of inventory.

(9) Inventories

As of December 31, 2019 and December 31, 2018, inventories consisted of the following:

	December 31, 2019	December 31, 2018
Inventory	$17,583	$1,834
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$17,583	$1,834

For the years ended December 31, 2019 and 2018, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2019 and December 31, 2018, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(10) Prepaid Expense

Prepaid expense amounted $19,067 and $0 as of December 31, 2019 and December 31, 2018, respectively. Prepaid expenses are mainly prepayment for fixed assets.

(11) Other Receivables

Other receivables amounted $30,709 and $29,954 as of December 31, 2019 and December 31, 2018, respectively. Other receivables are mainly export tax rebates.

(12) Property and Equipment, net

As of December 31, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Machinery and equipment	$41,708	$35,705
Office equipment	10,963	11,100
Motor vehicles	40,127	40,630
Total	92,798	87,435
Less: accumulated depreciation	(56,523)	(48,962)
Plant and Equipment, net	$36,275	$38,473

For the years ended December 31, 2019 and 2018, depreciation expenses amounted to $8,231 and $15,111, respectively.

The Company purchased approximately $6,496 and $10,304  property and equipment during the years ended December 31, 2019 and 2018, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2019 and 2018.

(13) Stockholders’ deficit

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 27,502,346 and 27,262,346 as of December 31, 2019 and December 31, 2018, respectively.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2019, no Escrow Shares have been transferred to investors or returned to the Company.

(14) Related Parties

As of December 31, 2019 and December 31, 2018, $634,410 and $581,662 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2019 and December 31, 2018, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(15) Other Payable

Other payable amounted $1,576,148 and $1,539,606 as of December 31, 2019 and December 31, 2018, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(16) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for a monthly fee of $365. The lease is month to month.

Royal Shanghai has operating leases for corporate offices. Our leases have remaining lease terms of 6 months to 24 months.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2019 to March 15, 2021. The current monthly rent including monthly management fee is approximately $1,015 (RMB 7,063).

Royal Shanghai leases another office in Shanghai China. The lease term of the office space is from December 1, 2019 to November 30, 2020. The current monthly rent including monthly management fee is approximately $2,500 (RMB 17,407).

The components of lease expense were as follows:

	Years Ended December 31,
	2019	2018

Operating lease cost	$41,518	$35,455

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,302	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,302	-

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	December 31, 2018
Operating Leases

Operating lease right-of-use assets-non current	$38,567	$27,696

Total operating lease right-of-use assets	38,567	27,696

Operating lease liability-current	$36,564	$27,696
Operating lease liability-non current	2,003	-

Total operating lease liabilities	$38,567	$27,696

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases

2020	$36,564
2021	2,003

Total lease payments	38,567
Less imputed interest	-

Total	$38,567

(17) Subsequent Events

On February 6, 2020, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2019. The issuance of these shares was recorded at grant date fair market value at $0.02 per share.

On February 6, 2020, the Company issued 40,000 shares of common stock to the CFO. The issuance of these shares was recorded at grant date fair market value of $0.02 per share.

The outbreak of COVID19 coronavirus in China starting from the beginning of 2020 has resulted reduction of manufacturing hours for our factory. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. The demand for our products decreased in February and March 2020. The recent developments of COVID 19 are expected to result in lower sales and gross margin in 2020. Other financial impact could occur though such potential impact is unknown at this time.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework.

Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2019. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	55	Chief Executive Officer, President and Director
Zhenfang Yang	56	Chief Financial Officer
Philip Yizhao Zhang	50	Director
John Qiang Chen	49	Director
Hongbo Liu	60	Director

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

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Donghai Yu	2019	65,000	0	0		0	65,000
Chief Executive Officer	2018	65,000	0	0		0	65,000

Zhenfang Yang	2019	0	0	1,200	(3)	0
Chief Financial Officer	2018	0	0	2,400	(2)	0	2,400

(1)	This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

(2)	Mr. Yang received 40,000 shares of common stock for his service as CFO in 2018. The shares were valued at $0.06 per share.

(3)	Mr. Yang received 40,000 shares of common stock for his service as CFO in 2019. The shares were valued at $0.03 per share.

Director Compensation

The following table presents the compensation paid to our directors in respect of fiscal year 2019 and 2018 for their services as directors:

Name	Fiscal Year	Compensation
Donghai Yu	2019	$1.500	(2)
	2018	$3,000	(1)
Philip Yizhao Zhang	2019	$1.500	(2)
	2018	$3,000	(1)
John Chen	2019	$1.500	(2)
	2018	$3,000	(1)
Hongbo Liu	2019	$1.500	(2)
	2018	$3,000	(1)

(1)	Represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. Each of the director received 50,000 shares for his service in 2018, valued at $0.06 per share.

(2)	Represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. Each of the director received 50,000 shares for his service in 2019, valued at $0.03 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 14, 2020, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Donghai Yu	370,000	1.33%
Zhenfang Yang	192,000	0.69%
Hongbo Liu	375,000	1.35%
Philip Yizhao Zhang	375,000	1.35%
John Qiang Chen	375,000	1.35%
All officers and directors as a group (5 persons)	1,512,000	5.45%
5% shareholders:
Xiangxin Sun	3,200,000	11.53%

(1)	Applicable percentages are based on 27,742,346 shares outstanding as of May 14, 2019, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

As of December 31, 2019 and December 31, 2018, $634,410 and $581,662 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2017 and December 31, 2016, $45,000 and $45,000 are the salary owed to Mr. Grace King, who was formerly the VP finance of the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed $28,100 and $27,500, respectively from TAAD LLP for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were not billed for any audit related fees from TAAD LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we had approximately $3,700 and $3,675 for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 14, 2020	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	: May 14, 2020
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	: May 14, 2020
Zhenfang Yang	(Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	: May 14, 2020
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	: May 14, 2020
John Qiang Chen

/s/ Hongbo Liu	Director	: May 14, 2020
Hongbo Liu