Form 10-Q
period 2020-06-30
China Carbon Graphite Group, Inc.
filed 2020-08-19
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2020, there were 27,742,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

June 30, 2020

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$42,063	$11,585
Account Receivable	3,457	3,781
Inventories	18,110	17,583
Prepaid expenses	18,789	19,067
Other receivables,net	24,766	30,709

Total current assets	107,185	82,725

Right-of-use asset - non current	19,287	38,567
Property And Equipment, Net	33,061	36,275

Total Assets	$159,533	$157,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$146,579	$162,754
Accrued payroll - related party	693,219	679,410
Advance from customers	89,862	113,533
Loan payable	93,900	-
Other payables	1,604,717	1,576,148
Lease liability - current	19,287	36,564
Dividends payable	55,015	55,015
Total current liabilities	2,702,579	2,623,424

Lease liability - non current	-	2,003

Total Liabilities	2,702,579	2,625,427

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,742,346 and 27,502,346 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	27,742	27,502
Additional paid-in capital	48,862,722	48,827,492
Accumulated other comprehensive income	103,727	98,278
Accumulated loss	(51,537,237)	(51,421,132)
Total stockholders’ deficit	(2,543,046)	(2,467,860)
Total Liabilities and Stockholders’ Deficit	$159,533	$157,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019

Sales	$75,634	$37,522	$261,415	$58,838

Cost of Goods Sold	44,480	23,395	139,252	36,164
Gross Profit	31,154	14,127	122,163	22,674
	41.2%	37.6%	46.73%	38.54%
Operating Expenses
Selling expenses	13,734	6,740	34,787	11,114
General and administrative	83,674	101,020	172,025	199,860
Total operating expenses	97,408	107,760	206,812	210,974

Loss before other income (expense) and income taxes	(66,254)	(93,633)	(84,649)	(188,300)

Other Income (Expense)
Interest expense	(14,487)	(2,691)	(34,907)	(2,778)
Other income (expense), net	3,451	-	3,451	-
Total other expense (income), net	(11,036)	(2,691)	(31,456)	(2,778)

Loss before income taxes	(77,290)	(96,324)	(116,105)	(191,078)

Income Tax Expense	-	-	-	-

Net loss	(77,290)	(96,324)	(116,105)	(191,078)

Other Comprehensive Income
Foreign currency translation gain (loss)	(626)	9,147	5,449	623
Total Comprehensive Loss	$(77,916)	$(87,177)	$(110,656)	$(190,455)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	27,742,346	27,502,346	27,693,555	27,436,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(116,105)	$(191,078)
Adjustments to reconcile net cash provided by operating activities
Depreciation	4,345	4,123
Stock compensation	4,800	7,200
Imputed interest	30,764	-
Changes in operating assets and liabilities
Accounts receivable	270	3,995
Other receivables	5,603	(22,895)
Advance to suppliers	-	(560)
Inventory	(788)	(11,414)
Prepaid expenses	-
Right-of-use asset	18,804	(3,132)
Accounts payable and accrued liabilities	(1,712)	87,063
Advance from customers	(22,113)	66,784
Taxes payable	314	80
Other payables	32,916	71,865
Lease liability	(18,804)	3,132
Net cash provided by (used in) operating activities	(61,706)	15,163

Cash flows from investing activities
Acquisition of plant and equipment	(1,649)	(2,769)
Net cash used in investing activities	(1,649)	(2,769)

Cash flows from financing activities
Loan payable	93,900	-
Net cash used in financing activities	93,900	-

Effect of exchange rate fluctuation on cash and cash equivalents	(67)	(142)

Net increase (decrease) in cash	30,478	12,252

Cash and cash equivalents at beginning of period	11,585	9,137

Cash and cash equivalents at ending of period	$42,063	$21,389

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Quarter Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at March 31, 2020	27,742,346	$27,742	$48,848,949	$(51,459,947)	$104,353	$(2,478,903)

Imputed interest	-	-	13,773		-	13,773

Net loss	-	-	-	(77,290)	-	(77,290)

Foreign currency translation adjustment	-	-	-	-	(626)	(626)

Balance at June 30, 2020	27,742,346	$27,742	$48,862,722	$(51,537,237)	$103,727	$(2,543,046)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at March 31, 2019	27,502,346	$27,502	$48,760,711	$(51,217,003)	$84,747	$(2,344,043)

Net loss	-	-	-	(96,324)	-	(96,324)

Foreign currency translation adjustment	-	-	-	-	9,147	9,147

Balance at June 30, 2019	27,502,346	$27,502	$48,760,711	$(51,313,327)	$93,894	$(2,431,220)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Two Quarters Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

Issuance of common stock for directors and employees	240,000	240	4,560	-	-	4,800

Imputed interest	-	-	30,670	-	-	30,670

Net loss	-	-	-	(116,105)	-	(116,105)

Foreign currency translation adjustment	-	-	-	-	5,449	5,449

Balance at June 30, 2020	27,742,346	$27,742	$48,862,722	$(51,537,237)	$103,727	$(2,543,046)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2018	27,262,346	$27,262	$48,753,751	$(51,122,249)	$93,271	$(2,247,965)

Issuance of common stock for directors and employees	240,000	240	6,960	-	-	7,200

Net loss	-	-	-	(191,078)	-	(191,078)

Foreign currency translation adjustment	-	-	-	-	623	623

Balance at June 30, 2019	27,502,346	$27,502	$48,760,711	$(51,313,327)	$93,894	$(2,431,220)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of June 30, 2020 and as of December 31, 2019, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2020, the Company has incurred operating losses of $116,105 and working capital deficit of $2,595,394. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2019. The consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements. The results of the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

For the six months ended June 30, 2020 and 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $38,567 of operating lease right-of-use asset and $38,567 of operating lease liabilities were retroactively reflected to December 31, 2019  financial statements. After the adoption, $19,287 of operating lease right-of-use asset and $19,287 of operating lease liabilities were retroactively reflected to June 30, 2020 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2020 and 2019.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2020 and 2019 were $(626) and $9,147, respectively. Translation adjustments for the six months ended June 30, 2020 and 2019 were $5,449 and $623, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2020 and 2019 were $(67) and $(142), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 7.07 RMB and 6.96 RMB to $1.00 at June 30, 2020 and December 31, 2019, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2020 and 2019 were 7.03 RMB and 6.74 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2020 and 2019.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2020 and 2019, shipping and handling costs were $13,088 and $718, respectively. For the six months ended June 30, 2020 and 2019, shipping and handling costs were $33,096 and $958, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2020 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2020, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Weighted average shares of common stock outstanding (basic)	27,693,555	27,436,048
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,693,555	27,436,048
Net loss available to common shareholders	$(116,105)	$(191,078)
Net loss per shares of common stock (basic)	$(0.00)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.01)

The following table sets forth the computation of the number of net loss per share for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Weighted average shares of common stock outstanding (basic)	27,742,346	27,502,346
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,742,346	27,502,346
Net loss available to common shareholders	$(77,290)	$(96,324)
Net loss per shares of common stock (basic)	$(0.00)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2020 and 2019 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the six months ended June 30, 2020 were approximately 60% of the Company’s net sales. Sales to other Company for the six months ended June 30, 2020 were approximately 14% of the Company’s net sales. Sales to another Company for the six months ended June 30, 2020 were approximately 11% of the Company’s net sales.

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

For the six months ended June 30, 2020, three suppliers accounted for approximately 99% of total purchases.

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

As of June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Amount outstanding	$3,457	$3,781
Less: Allowance for doubtful accounts	-	-
Net amount	$3,457	$3,781

(7) Inventories

As of June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30, 2020	December 31, 2019
Inventory	$18,110	$17,583
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$18,110	$17,583

For the six months ended June 30, 2020 and 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2020 and December 31, 2019, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(8) Prepaid Expense

Prepaid expense amounted $18,789 and $19,067 as of June 30, 2020 and December 31, 2019, respectively. Prepaid expenses are mainly prepayment for fixed assets.

(9) Other Receivables

Other receivables amounted $24,766 and $30,709 as of June 30, 2020 and December 31, 2019, respectively. Other receivables are mainly export tax rebates.

(10) Property and Equipment, net

As of June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Machinery and equipment	$42,740	$41,708
Office equipment	10,802	10,963
Motor vehicles	39,540	40,127
Total	93,082	92,798
Less: accumulated depreciation	(60,021)	(56,523)
Plant and Equipment, net	$33,061	$36,275

For the three months ended June 30, 2020 and 2019, depreciation expenses amounted to $2,174 and $2,075, respectively. For the six months ended June 30, 2020 and 2019, depreciation expenses amounted to $4,345 and $4,123, respectively.

The Company purchased approximately $1,649 and $2,769 property and equipment during the six months ended June 30, 2020 and 2019, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2020 and 2019.

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 27,742,346 and 27,502,346 as of June 30, 2020 and December 31, 2019, respectively.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2020, no Escrow Shares have been transferred to investors or returned to the Company.

(12) Related Parties

As of June 30, 2020 and December 31, 2019, $648,219 and $634,410 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of June 30, 2020 and December 31, 2019, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(13) Loan Payable

Loan payable amounted $93,900 and $0 as of June 30, 2020 and December 31, 2019, respectively. Loan payable are the disaster loans from SBAD.

(14) Other Payable

Other payable amounted $1,604,717 and $1,576,148 as of June 30, 2020 and December 31, 2019, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, with interest, and due on demand. Imputed interest amounted $30,670 for the six months ended June 30, 2020 and was recorded as paid in capital.

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

The components of lease expense were as follows:

	Six months Ended June 30,
	2020	2019
Operating lease cost	$16,555	$21,022

Supplemental cash flow information related to leases was as follows:

	Six months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,804	$3,132

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	18,804	3,132

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating Leases

Operating lease right-of-use assets-non current	$19,287	$38,567

Total operating lease right-of-use assets	19,287	38,567

Operating lease liability-current	$19,287	$36,564
Operating lease liability-non current	-	2,003

Total operating lease liabilities	$19,287	$38,567

Maturities of lease liabilities were as follows:

Year Ending June 30,	Operating Leases

2020	$19,287
2021	-

Total lease payments	19,287
Less imputed interest	-

Total	$19,287

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

As of and for the six months ended June 30, 2020, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (i) obtaining capital from the sale of its equity securities, (ii) sales of its products, and (iii) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products. Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Sales.

During the three months ended June 30, 2020, we had sales of $75,634 compared to sales of $37,522 for the three months ended June 30, 2019, an increase of $38,112 or approximately 101.57%. Significant sales increase was mainly due to increased market demand, year-end delivery delays, as well as COVID-19 and revenue recognition principles.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost. During the three months ended June 30, 2020, our cost of goods sold was $44,480, compared to $23,395 for the cost of goods sold for the three months ended June 30, 2019, an increase of $21,085 or approximately 90.13%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $14,127 for the three months ended June 30, 2019 to $31,154 for the three months ended June 30, 2020. The increase of the gross profit is mainly attributed to increase in the sales.

Gross profit Margin.

Our gross profit margin increased from 37.6% for the three months ended June 30, 2019 to 41.2% for the three months ended June 30, 2020 due to increased more profitable products.

Operating expenses.

Operating expenses totaled $97,408 for the three months ended June 30, 2020, compared to $107,760 for the three months ended June 30, 2019, a decrease of $10,352, or approximately 9.61%.

Selling, general and administrative expenses.

Selling expenses increased from $6,740 for the three months ended June 30, 2019 to $13,734 for the three months ended June 30, 2020, an increase of $6,994, or approximately 103.77%. The increase is mainly attributed to increased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $83,674 for the three months ended June 30, 2020, compared to $101,020 for the three months ended June 30, 2019, a decrease of $17,346 or 17.17%. The decrease of general and administrative expenses is mainly due to decreased payroll expense and decreased stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $66,254 for the three months ended June 30, 2020, compared to operating loss of $93,633 for the three months ended June 30, 2019, a decrease in loss of approximately $27,379, or 29.24%.

Other income and expenses.

Our interest expense was $19,165 for the three months ended June 30, 2020, compared to interest expense of $2,691 for the three months ended June 30, 2019. The reason is due to more borrowings in the three months ended June 30, 2020 compared to the same period 2019.

Other income of $3,451 and other expense of $nil were recorded as other income for the three months ended June 30, 2020 and 2019, respectively. Other income of $3,000 is debt forgiveness since that SBAD loan is not require for repayment in 2020.

Income tax.

During the three months ended June 30, 2020 and 2019, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended June 30, 2020 was $77,290, compared to net loss of $96,324 for the three months ended June 30, 2019, a decrease in loss of $19,034, or approximately 17.96%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2020 was $626, compared a translation gain of $9,147 for the three months ended June 30, 2019, a decrease in gain of $9,773.

Net loss available to common stockholders.

Net loss available to our common stockholders was $77,290, or $0.00 per share (basic and diluted), for the three months ended June 30, 2020, compared to net loss of $96,324, or net loss of $0.00 per share (basic and diluted), for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Sales.

During the six months ended June 30, 2020, we had sales of $261,415 compared to sales of $58,838 for the six months ended June 30, 2019, an increase of $202,577 or approximately 344.30%. Significant sales increase was mainly due to increased market demand, year-end delivery delays, as well as COVID-19 and revenue recognition principles.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost. During the six months ended June 30, 2020, our cost of goods sold was $139,252, compared to $36,164 for the cost of goods sold for the six months ended June 30, 2019, an increase of $103,088 or approximately 285.06%. The increase in the cost of sales was primarily attributable to the significant increase in sales volume.

Gross profit.

Our gross profit increased from $22,674 for the six months ended June 30, 2019 to $122,163 for the six months ended June 30, 2020. The increase of the gross profit is mainly attributed to increase in the sales.

Gross profit Margin.

Our gross profit margin increased from 38.5% for the six months ended June 30, 2019 to 46.7% for the six months ended June 30, 2020 due to increased more profitable products.

Operating expenses.

Operating expenses totaled $206,812 for the six months ended June 30, 2020, compared to $210,974 for the six months ended June 30, 2019, a decrease of $4,162, or approximately 1.97%.

Selling, general and administrative expenses.

Selling expenses increased from $11,114 for the six months ended June 30, 2019 to $34,787 for the six months ended June 30, 2020, an increase of $23,673, or approximately 213.00%. The increase is mainly attributed to increased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $172,025 for the six months ended June 30, 2020, compared to $199,860 for the six months ended June 30, 2019, a decrease of $27,835 or 13.93%. The decrease of general and administrative expenses is mainly due to decreased payroll expense and decreased stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $84,649 for the six months ended June 30, 2020, compared to operating loss of $188,300 for the six months ended June 30, 2019, a decrease in loss of approximately $103,651, or 55.05%.

Other income and expenses.

Our interest expense was $34,907 for the six months ended June 30, 2020, compared to interest expense of $2,778 for the six months ended June 30, 2019. The reason is due to more borrowings in the six months ended June 30, 2020 compared to the same period 2019.

Other income of $3,451 and other expense of $nil were recorded as other income for the six months ended June 30, 2020 and 2019, respectively. Other income of $3,000 is debt forgiveness since that SBAD loan is not require for repayment in 2020.

Income tax.

During the six months ended June 30, 2020 and 2019, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the six months ended June 30, 2020 was $116,105, compared to net loss of $191,078 for the six months ended June 30, 2019, a decrease in loss of $74,973, or approximately 39.24%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the six months ended June 30, 2020 was $5,449, compared a translation gain of $623 for the six months ended June 30, 2019, an increase in gain of $4,826.

Net loss available to common stockholders.

Net loss available to our common stockholders was $116,105, or $0.00 per share (basic and diluted), for the six months ended June 30, 2020, compared to net loss of $191,078, or net loss of $0.01 per share (basic and diluted), for the six months ended June 30, 2019.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2020, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended June 30, 2020.

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

At June 30, 2020, cash and cash equivalents were $42,063, compared to $11,585 at December 31, 2019, an increase of $30,478. Our working capital deficit increased by $54,695 to a deficit of $2,595,394 at June 30, 2020 from $2,540,699 at December 31, 2019.

Accounts receivable, net of allowance, were $3,457 and $3,781 as of June 30, 2020 and December 31, 2019, respectively. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of June 30, 2020, inventories were $18,110 compared to $17,583 at December 31, 2019, an increase of $527, or 3.00%. As of June 30, 2020 and December 31, 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items.

The following table sets forth information about our net cash flow for the six months indicated:

	For the Six months Ended June 30,
	2020	2019
Net cash flows (used in) provided by operating activities	$(61,706)	$15,163
Net cash flows used in investing activities	$(1,649)	$(2,769)
Net cash flows provided by financing activities	$93,900	$-

Net cash flow used in operating activities was $61,706 for the six months ended June 30, 2020, compared to $15,163 provided by operating activities for the six months ended June 30, 2019, a decrease of $76,869. The decrease in net cash flow provided by operating activities was mainly due to due to an increase of $10,626 in inventory, an increase of $28,498 in other receivables and an increase of $74,973 in net loss available to common shareholders, offset by a decrease of $88,897 in advance from customers, a decrease of $21,936 in lease liability, a decrease of $88,775 in accounts payable and accrued liabilities and a decrease of $38,949 in other payables.

Net cash flow used in investing activities was $1,649l for the six months ended June 30, 2020, compared to $2,769 for the six months ended June 30, 2019, a decrease of $1,120, or 40.45%. The decrease is mainly due to decrease acquisitions of plant and equipment in the six months ended June 30, 2020.

Net cash flow provided by financing activities was $93,900 and nil for the six months ended June 30, 2020 and 2019. The increase is mainly due to increase disaster loan from SBAD in the six months ended June 30, 2020.

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

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2020 and 2019.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of June 30, 2020 and December 31, 2019.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. For the six months ended June 30, 2020 and 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2020 and 2019.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the six months ended June 30, 2020 and 2019 were not significant.

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

$4,800 and $7,200 of stock compensation expenses were amortized and recognized as general and administrative expenses for the six months ended June 30, 2020 and 2019, respectively.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 19, 2020	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 19, 2020	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer