Form 10-K
period 2020-12-31
China Carbon Graphite Group, Inc.
filed 2021-04-15
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $455,806.92 based on 22,790,346 non-affiliates shares of common stock at $0.02 per share as of June 30, 2019.

The number of shares of the registrant’s common stock issued and outstanding as of April 15, 2021 was 28,492,346 and 27,502,346, respectively.

Documents Incorporated by Reference: None

CHINA CARBON GRAPHITE GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2020

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2020 were approximately 37% of the Company’s net sales. Sales to another Company for the year ended December 31, 2020 were approximately 34% of the Company’s net sales.

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

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2019 to March 15, 2021. On March 2, 2021, the company renewed the one-year lease contract until March 15, 2022. The current monthly rent including monthly management fee is approximately $1,082 (RMB 7,063).

Royal Shanghai leases another laboratory in Shanghai China. The lease term of the office space is from December 1, 2020 to November 30, 2021. The current monthly rent including monthly management fee is approximately $2,834 (RMB 18,490).

As of December 31, 2020 and December 31, 2019, our property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Machinery and equipment	$46,277	$41,708
Office equipment	11,696	10,963
Motor vehicles	42,814	40,127
Total	100,787	92,798
Less: accumulated depreciation	(69,747)	(56,523)
Plant and Equipment, net	$31,040	$36,275

For the years ended December 31, 2020 and 2019, depreciation expenses amounted to $8,922 and $8,231, respectively.

The Company purchased approximately $1,679 and $6,496  property and equipment during the years ended December 31, 2020 and 2019, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2020 and 2019.

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low

Fiscal Year Ended December 31, 2021
First Quarter	$0.45	$0.06

Fiscal Year Ended December 31, 2020
First Quarter	$0.04	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.16	$0.02

Fiscal Year Ended December 31, 2019
First Quarter	$0.05	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.02

Number of Holders of Our Common Stock

As of May 15, 2021 there were 47 stockholders  of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

As of December 31, 2020, there were no shares of our Series A Preferred Stock or Series B Preferred Stock outstanding. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

Results of Operations - Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated in U.S. dollars:

	Years ended December 31,
	2020	2019

Sales	$429,335	$359,974

Cost of Goods Sold	237,986	171,869
Gross Profit	191,349	188,105
	44.6%	52.3%
Operating Expenses
Selling expenses	43,516	22,117
General and administrative	366,399	392,188
Total operating expenses	409,915	414,305

Loss before other income (expense) and income taxes	(218,566)	(226,200)

Other Income (Expense)
Interest expense	(56,295)	(72,683)
Other income (expense), net	3,460	-
Total other expense (income), net	(52,835)	(72,683)

Loss before income taxes	(271,401)	(298,883)

Income Tax Expense	-	-

Net loss	(271,401)	(298,883)

Other Comprehensive Income
Foreign currency translation gain (loss)	(25,633)	5,007
Total Comprehensive Loss	$(297,034)	$(293,876)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	27,718,084	27,469,469

Sales

During the year ended December 31, 2020, we had sales of $429,335, compared to sales of $359,974 for the year ended December 31, 2019, an increase of $69,361, or approximately 1.19%. The sales increase was mainly because of increase  in orders.

Cost of goods sold

Our cost of goods sold consists of the purchase cost.  During the year ended December 31, 2020, our cost of goods sold was $237,986, compared to $171,869 for the cost of goods sold for the year ended December 31, 2019, an increase of $66,117, or approximately 38.47%. The increase in the cost of sales was due to the increase in sales volume.

Gross profit

Our gross profit increased from $188,105 for the year ended December 31, 2019 to $191,349 for the year ended December 31, 2020. The increase of the gross profit is mainly attributed to increased gross profit margin.

Gross profit Margin

Our gross profit margin decreased from 53.3% for the year ended December 31, 2019 to 44.6% for the year ended December 31, 2020 because less demand for high margin products.

Operating expenses

Operating expenses totaled $409,915 for the year ended December 31, 2020, compared to $414,305 for the year ended December 31, 2019, a decrease of $4,390, or approximately 1.06%. The decrease is mainly because of decreased professional expenses, decreased traveling expenses and decreased payroll expenses during the year ended December 31, 2020 compared to the same period 2019.

Selling, general and administrative expenses

Selling expenses increased from $22,117 for the year ended December 31, 2019 to $43,516 for the year ended December 31, 2020, an increase of $21,399, or 96.75%. The increase is mainly attributed to increased shipping expenses during the year ended December 31, 2020 compared to the same period 2019.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses and accounting expenses) and stock compensation. General and administrative expenses were $366,399 for the year ended December 31, 2020, compared to $392,188 for the year ended December 31, 2019, a decrease of $25,789 or 6.58%. The decrease of general and administrative expenses is mainly because of decreased professional expenses and decreased travelling expenses during the years ended December 31, 2020 compared to the same period 2019.

Loss from operations

Our operating loss was $218,566 for the year ended December 31, 2020, compared to operating loss of $226,200 for the year ended December 31, 2019, a decrease of approximately $7,634, or 17.9% due to increased sales and decreased operating expenses.

Other income and expenses

Our interest expense was $72,683 for the year ended December 31, 2019, compared to $56,295 for the year ended December 31, 2020.

Other income amounted to $0 and $3,460 for the years ended December 31, 2019 and 2020, respectively.

Income tax

During the years ended December 31, 2019 and 2020, we did not incur any income tax due for these periods.

Net loss

As a result of the factors described above, our net loss for the year ended December 31, 2020 was $271,401, compared to net loss of $298,883 for the year ended December 31, 2019 , a decrease of $27,482, or 9.2%.

Foreign currency translation

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the year ended December 31, 2020 was $25,633, compared to a translation gain of $5,007 for the year ended December 31, 2019, a decrease of $30,640.

Net loss available to common stockholders

Net loss available to our common stockholders was $297,034, or net loss of $0.01 per share (basic and diluted), for the year ended December 31, 2020, compared to net loss of $293,876, or net loss of $0.01 per share (basic and diluted), for the year ended December 31, 2019.

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

At December 31, 2020, cash and cash equivalents were $8,129, compared to $11,585 at December 31, 2019, a decrease of $3,456. Our working capital deficit increased by $232,797 to a deficit of $2,773,496 at December 31, 2020 from a deficit of $2,540,699 at December 31, 2019.

Accounts receivable, net of allowance, were $nil and $3,781 for the fiscal year ended December 31, 2020 and 2019, respectively. The decrease was mainly due to timely collect accounting receivable. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of December 31, 2020, inventories were $nil, compared to $17,583 at December 31, 2019, a decrease of $17,583, or 100%. As of December 31, 2020 and December 31, 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Fiscal Year ended December 31, 2020 Compared to Fiscal Year ended December 31, 2019

The following table sets forth information about our net cash flow for the years indicated:

	Years ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	(96,166)	9,027
Net cash used in investing activities	(1,679)	(6,496)
Net cash provided by financing activities	93,900	-

Net cash flow provided by operating activities was $9,027 for the year ended December 31, 2019, compared to $96,166 used in operating activities for the year ended December 31, 2020, a decrease of $105,193. The decrease in net cash flow in operating activities was mainly due to  an increase of $35,053 in inventory, an increase of $61,670 in other receivables and an increase of $27,482 in net loss available to common shareholders, offset by a decrease of $148,278 in advance from customers and a decrease of $130,875 in accounts payable and accrued liabilities.

Net cash flow used in investing activities was $6,496 for the year ended December 31, 2019, compared to $1,679 for the year ended December 31, 2020, a decrease of $4,817. The decrease is mainly due to decrease acquisitions of plant and equipment in the year ended December 31, 2020.

Net cash flow used in financing activities was $0 for the year ended December 31, 2019, compared to $93,900 provided by financing activities for the year ended December 31, 2020, an increase of $93,900. The increase is due to increase loan payable in the year ended December 31, 2020.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2020 and 2019.

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

As of December 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Amount outstanding	$-	$3,781
Less: Allowance for doubtful accounts		-
Net amount	$-	$3,781

Inventories

As of December 31, 2020 and December 31, 2019, inventories consisted of the following:

	December 31, 2020	December 31, 2019
Inventory in transit	$-	$17,583
Reserve for slow moving and obsolete inventory		-
Inventory, net	$-	$17,583

For the years ended December 31, 2019 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2019 and December 31, 2020, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

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

As of December 31, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Machinery and equipment	$46,277	$41,708
Office equipment	11,696	10,963
Motor vehicles	42,814	40,127
Total	100,787	92,798
Less: accumulated depreciation	(69,747)	(56,523)
Plant and Equipment, net	$31,040	$36,275

For the years ended December 31, 2020 and 2019, depreciation expenses amounted to $8,922 and $8,231, respectively.

The Company purchased approximately $1,679 and $6,496 property and equipment during the years ended December 31, 2020 and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the years ended December 31, 2020 and 2019 were not significant.

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

To: The Board of Directors and Stockholders of

China Carbon Graphite Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China Carbon Graphite Group Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company’s auditor since 2015

Diamond Bar, California

4/15/2021

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$8,129	$11,585
Account Receivable	0	3,781
Inventories	-	17,583
Prepaid expenses	18,829	19,067
Other receivables, net	19,500	30,709

Total current assets	46,458	82,725

Right-of-use asset - non current	44,144	38,567
Property And Equipment, Net	31,040	36,275

Total Assets	$121,642	$157,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$138,972	$162,754
Accrued payroll - related party	747,281	679,410
Advance from customers	55,819	113,533
Loan payable	93,900	-
Other payables	1,686,961	1,576,148
Lease liability - current	42,006	36,564
Dividends payable	55,015	55,015
Total current liabilities	2,819,954	2,623,424

Lease liability - non current	2,138	2,003

Total Liabilities	2,822,092	2,625,427

Stockholders' Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 27,742,346 and 27,502,346 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	27,742	27,502
Additional paid-in capital	48,891,697	48,827,492
Accumulated other comprehensive income	72,645	98,278
Accumulated Deficit	(51,692,533)	(51,421,132)
Total stockholders' deficit	(2,700,449)	(2,467,860)
Total Liabilities and Stockholders' Deficit	$121,643	$157,567

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019

Sales	$429,335	$359,974

Cost of Goods Sold	237,986	171,869

Gross Profit	191,349	188,105
	44.6%	52.3%
Operating Expenses
Selling expenses	43,516	22,117
General and administrative	366,399	392,188

Total operating expenses	409,915	414,305

Loss before other income (expense) and income taxes	(218,566)	(226,200)

Other Income (Expense)
Interest expense	(56,295)	(72,683)
Other income (expense), net	3,460	-
Total other expense (income), net	(52,835)	(72,683)

Loss before income taxes	(271,401)	(298,883)

Income Tax Expense	-	-

Net loss	(271,401)	(298,883)

Other Comprehensive Income
Foreign currency translation gain (loss)	(25,633)	5,007

Total Comprehensive Loss	$(297,034)	$(293,876)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	27,718,084	27,469,469

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

Issuance of common stock for directors and employees	240,000	240	4,560	-	-	4,800

Imputed interest	-	-	59,645	-	-	59,645

Net loss	-	-	-	(271,401)	-	(271,401)

Foreign currency translation adjustment	-	-	-	-	(25,633)	(25,633)

Balance at December 31, 2020	27,742,346	$27,742	$48,891,697	$(51,692,533)	$72,645	$(2,700,449)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2018	27,262,346	$27,262	$48,753,751	$(51,122,249)	$93,271	$(2,247,965)

Issuance of common stock for directors and employees	240,000	240	6,960	-	-	7,200

Imputed interest	-	-	66,781	-	-	66,781

Net loss	-	-	-	(298,883)	-	(298,883)

Foreign currency translation adjustment	-	-	-	-	5,007	5,007

Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(271,401)	$(298,883)
Adjustments to reconcile net cash provided by operating activities
Depreciation	8,922	8,231
Inventory impairment	-	1,430
Stock compensation	4,800	7,200
Imputed interest	58,118	67,300
Changes in operating assets and liabilities
Accounts receivable	1,621	1,750
Other receivables	36,399	(25,271)
Advance to suppliers	-	7,482
Inventory	17,729	(17,324)
Prepaid expenses	1,431	(19,216)
Right-of-use asset	31,085	(11,302)
Accounts payable and accrued liabilities	18,069	148,944
Advance from customers	(61,726)	86,552
Taxes payable	1,411	(2,892)
Other payables	88,461	43,724
Lease liability	(31,085)	11,302
Net cash provided by (used in) operating activities	(96,166)	9,027

Cash flows from investing activities
Acquisition of plant and equipment	(1,679)	(6,496)
Net cash used in investing activities	(1,679)	(6,496)

Cash flows from financing activities
Loan payable	93,900	-
Net cash used in financing activities	93,900	-

Effect of exchange rate fluctuation on cash and cash equivalents	491	(83)

Net increase (decrease) in cash	(3,454)	2,448

Cash and cash equivalents at beginning of period	11,585	9,137

Cash and cash equivalents at ending of period	$8,131	$11,585

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of December 31, 2020 and as of December 31, 2019, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended December 31, 2020, the Company had accumulated deficit of $51,692,533 and working capital deficit of $2,773,495. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the years ended December 31, 2020 and 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $38,567 of operating lease right-of-use asset and $38,567 of operating lease liabilities were retroactively reflected to December 31, 2019  financial statements. After the adoption, $44,144 of operating lease right-of-use asset and $44,144 of operating lease liabilities were retroactively reflected to December 31, 2020 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2020 and 2019.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the years ended December 31, 2020 and 2019 were $(25,633) and $5,007, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2020 and 2019 were $491 and $(83), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.53 RMB and 6.96 RMB to $1.00 at December 31, 2020 and December 31, 2019, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the years ended December 31, 2020 and 2019 were 6.90 RMB and 6.91 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the years ended December 31, 2020 and 2019.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the years ended December 31, 2020 and 2019, shipping and handling costs were $40,085 and $4,597, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2020 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2020, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted average shares of common stock outstanding (basic)	27,718,084	27,469,469
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	27,718,084	27,469,469
Net loss available to common shareholders	$(271,401)	$(298,883)
Net loss per shares of common stock (basic)	$(0.01)	$(0.01)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.01)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2020 and 2019 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2020 were approximately 37% of the Company’s net sales. Sales to another Company for the year ended December 31, 2020 were approximately 34% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the year ended December 31, 2019 were approximately 44% of the Company’s net sales. Sales to another Company for the year ended December 31, 2019 were approximately 33% of the Company’s net sales.

For the year ended December 31, 2020, two suppliers accounted for approximately 98% of total purchases.

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

Loss before income taxes consists of:

	For the years ended December 31,
	2020	2019
Non-PRC	$(258,352)	$(194,436)
PRC	(13,049)	(104,447)
	$(271,401)	$(298,883)

The income tax expense in the consolidated statements of operations consisted of:

For the years ended December 31,
	2020	2019
Unites States Enterprise Income Tax	$-	$-
PRC Enterprise Income Tax	-	-
Income taxes, net	$-	$-

The components of deferred taxes are as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-	$-
Total deferred tax assets, current portion	-	-
Valuation allowance	-	-
Deferred tax assets, current portion, net	$-	$-
Deferred tax assets, non-current portion
Fixed assets	$-	$-
Net operating losses	10,855,432	10,798,438
Total deferred tax assets, non-current portion	10,855,432	10,798,438
Valuation allowance	(10,855,432)	(10,798,438)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2020, Royal Shanghai had a net operating loss of $945,800 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2020 will expire in years 2020 to 2024 if not utilized.

China Carbon is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred approximately $13.4M of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2020 will expire in the year of 2035 to 2037 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2020	December 31, 2019
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

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

As of December 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Amount outstanding	$-	$3,781
Less: Allowance for doubtful accounts	-	-
Net amount	$-	$3,781

(8) Inventories

As of December 31, 2020 and December 31, 2019, inventories consisted of the following:

	December 31, 2020	December 31, 2019
Inventory	$-	$17,583
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$-	$17,583

For the years ended December 31, 2020 and 2019, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of December 31, 2020 and December 31, 2019, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

(9) Prepaid Expense

Prepaid expense amounted $18,829 and $19,067 as of December 31, 2020 and December 31, 2019, respectively. Prepaid expenses are mainly prepayment for fixed assets.

(10) Other Receivables

Other receivables amounted $19,500 and $30,709 as of December 31, 2020 and December 31, 2019, respectively. Other receivables are mainly export tax rebates.

(11) Property and Equipment, net

As of December 31, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Machinery and equipment	$46,277	$41,708
Office equipment	11,696	10,963
Motor vehicles	42,814	40,127
Total	100,787	92,798
Less: accumulated depreciation	(69,747)	(56,523)
Plant and Equipment, net	$31,040	$36,275

For the years ended December 31, 2020 and 2019, depreciation expenses amounted to $8,922 and $8,231, respectively.

The Company purchased approximately $1,679 and $6,496 property and equipment during the years ended December 31, 2020 and 2019, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the years ended December 31, 2020 and 2019.

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 27,742,346 and 27,502,346 as of December 31, 2020 and December 31, 2019, respectively.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of December 31, 2020, no Escrow Shares have been transferred to investors or returned to the Company.

(13) Related Parties

As of December 31, 2020 and December 31, 2019, $702,281 and $634,410 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2020 and December 31, 2019, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(14) Other Payable

Other payable amounted $1,686,961 and $1,576,148 as of December 31, 2020 and December 31, 2019, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payable are without collateral, interest free, and due on demand.

(15) Lease Commitment

Our principal executive office is located in US. The Company leased its corporate address month to month for a monthly fee of $365. The lease is month to month.

Royal Shanghai has operating leases for corporate offices. Our leases have remaining lease terms of 6 months to 24 months.

Royal Shanghai leases an office in Shanghai China. The lease term of the office space is from March 16, 2019 to March 15, 2021. On March 2, 2021, the company renewed the one-year lease contract until March 15, 2022. The current monthly rent including monthly management fee is approximately $1,082 (RMB 7,063).

Royal Shanghai leases another office in Shanghai China. The lease term of the office space is from December 1, 2020 to November 30, 2021. The current monthly rent including monthly management fee is approximately $2,834 (RMB 18,490).

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019

Operating lease cost	$37,777	$41,518

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,085	$11,302

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	31,085	11,302

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases

Operating lease right-of-use assets-non current	$44,144	$38,567

Total operating lease right-of-use assets	44,144	38,567

Operating lease liability-current	$42,006	$36,564
Operating lease liability-non current	2,138	2,003

Total operating lease liabilities	$44,144	$38,567

Maturities of lease liabilities were as follows:

Year Ending December 31,	Operating Leases

2021	$42,006
2022	2,138

Total lease payments	44,144
Less imputed interest	-

Total	$44,144

(16) Subsequent Events

On March 25, 2021, the board has approved to issue 750,000 restricted shares of the company’s common stock to the CEO for a total cost of $120,000, at a price of $0.16 per share below 20% off market close price $0.21 on March 25, 2021.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework.

Based on that evaluation, our management has concluded that during the periods covered by this Annual Report, our internal control over financial reporting was not effective as of December 31, 2020. During our assessment of the effectiveness of internal control over financial reporting, management identified significant deficiencies related to: (i) lack of entity level controls establishing a “tone at the top”, including but not limited to, communication between committee members and senior management regarding corporate decisions and planning; (ii) insufficient knowledge of accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines; (iii) an inadequate amount of review by management of the financial statement reporting process, including understanding and reporting all required disclosures necessary, by those in charge of corporate governance; (iv) lack of corporate governance policies in place, such as an internal audit function, fraud and risk assessment policies and a whistleblower policy; and (v) inadequate segregation of duties over certain information system access controls.

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

In order to correct the foregoing deficiencies, we are seeking to engage an experienced accountant or firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand U.S. GAAP and the disclosure obligations under the Exchange Act. We are committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit personnel in order to enable us to have such procedures and controls established by the end of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Donghai Yu	56	Chief Executive Officer, President and Director
Zhenfang Yang	57	Chief Financial Officer
Philip Yizhao Zhang	51	Director
John Qiang Chen	50	Director
Hongbo Liu	61	Director

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

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2019 and 2020.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Donghai Yu	2019	65,000	0	0		0	65,000
Chief Executive Officer	2020	65,000	0	0		0	65,000

Zhenfang Yang	2019	0	0	1,200	(2)	0	1,200
Chief Financial Officer	2020	0	0	800	(3)	0	800

(1)	This column represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718.

(2)	Mr. Yang received 40,000 shares of common stock for his service as CFO in 2019. The shares were valued at $0.03 per share.

(3)	Mr. Yang received 40,000 shares of common stock for his service as CFO in 2020. The shares were valued at $0.02 per share.

Director Compensation

The following table presents the compensation paid to our directors in respect of fiscal year 2020 and 2019 for their services as directors:

Name	Fiscal Year	Compensation
Donghai Yu	2019	$1,500	(1)
	2020	$1,000	(2)
Philip Yizhao Zhang	2019	$1,500	(1)
	2020	$1,000	(2)
John Chen	2019	$1,500	(1)
	2020	$1,000	(2)
Hongbo Liu	2019	$1,500	(1)
	2020	$1,000	(2)

(1)	Represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. Each of the director received 50,000 shares for his service in 2019, valued at $0.03 per share.

(2)	Represents the fair value of the stock issuance on the grant date determined in accordance with the provisions of ASC 718. Each of the director received 50,000 shares for his service in 2020, valued at $0.02 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 15, 2021, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Donghai Yu	370,000	1.33%
Zhenfang Yang	192,000	0.69%
Hongbo Liu	375,000	1.35%
Philip Yizhao Zhang	375,000	1.35%
John Qiang Chen	375,000	1.35%
All officers and directors as a group (5 persons)	1,512,000	5.45%
5% shareholders:
Xiangxin Sun	3,200,000	11.53%

(1)	Applicable percentages are based on 27,742,346 shares outstanding as of May 15, 2020, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

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

As of December 31, 2020 and December 31, 2019, $702,281 and $634,410 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of December 31, 2020 and December 31, 2019, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed $28,100 and $28,100, respectively from TAAD LLP for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we incurred for nil and nil in audited related fees from TAAD LLP.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we had approximately $3,700 and $3,700 for professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: April 15, 2021	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2021	By:	/s/ Zhenfang Yang
Zhenfang Yang
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donghai Yu	Chief Executive Officer and Director	April 15, 2021
Donghai Yu	(Principal Executive Officer)

/s/ Zhenfang Yang	Chief Financial Officer	April 15, 2021
Zhenfang Yang	(Principal Accounting Officer)

/s/ Philip Yizhao Zhang	Director	April 15, 2021
Philip Yizhao Zhang

/s/ John Qiang Chen	Director	April 15, 2021
John Qiang Chen

/s/ Hongbo Liu	Director	April 15, 2021
Hongbo Liu