Form 10-Q
period 2021-03-31
China Carbon Graphite Group, Inc.
filed 2021-05-24
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 21, 2021, there were 28,732,346 shares of common stock issued and outstanding, respectively.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

March 31, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,434	$8,129
Account Receivable	1,630	-
Prepaid expenses	27,113	18,829
Other receivables, net	17,953	19,500
Total current assets	49,130	46,458

Right-of-use asset - non current	33,025	44,144
Property and Equipment, Net	28,560	31,040

Total Assets	$110,715	$121,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$120,363	$138,972
Accrued payroll - related party	657,260	747,281
Advance from customers	99,825	55,819
Loan payable	93,900	93,900
Other payables	1,715,924	1,686,961
Lease liability - current	33,025	42,006
Dividends payable	55,015	55,015
Total current liabilities	2,775,312	2,819,954

Lease liability - non current	-	2,138

Total Liabilities	2,775,312	2,822,092

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 28,732,346 and 27,742,346 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	28,732	27,742
Additional paid-in capital	49,110,730	48,891,697
Accumulated other comprehensive income	74,649	72,645
Accumulated loss	(51,878,708)	(51,692,533)
Total stockholders’ deficit	(2,664,597)	(2,700,449)

Total Liabilities and Stockholders’ Deficit	$110,715	$121,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months ended March 31,
	2021	2020

Sales	$6,205	$185,781

Cost of Goods Sold	102	94,772

Gross Profit	6,103	91,009

Operating Expenses
Selling expenses	3,906	21,053
General and administrative	133,973	88,351
Total operating expenses	137,879	109,404

Loss before other income (expense) and income taxes	(131,776)	(18,395)

Other Income (Expense)
Interest expense	(17,019)	(20,420)
Other income (expense), net	120	-
Loss on debt settlement	(37,500)	-
Total other income (expense), net	(54,399)	(20,420)

Loss before income taxes	(186,175)	(38,815)

Income Tax Expense	-	-

Net loss	(186,175)	(38,815)

Other Comprehensive Income
Foreign currency translation gain (loss)	2,004	6,075

Total Comprehensive Loss	$(184,171)	$(32,740)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	28,734,053	27,644,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(186,175)	$(38,815)
Adjustments to reconcile net cash provided by operating activities
Depreciation	2,378	2,171
Stock compensation	48,000	4,800
Loss on debt settlement	37,500	—
Imputed interest	14,566	17,145
Changes in operating assets and liabilities
Accounts receivable	(1,658)	(9,702)
Other receivables	1,507	(2,770)
Inventory	—	11,892
Prepaid expenses	(8,451)	—
Right-of-use asset	33,111	9,353
Accounts payable and accrued liabilities	11,289	37,969
Advance from customers	44,713	(5,637)
Taxes payable	(24)	302
Other payables	30,625	(6,368)
Lease liability	(33,111)	(9,353)
Net cash provided by (used in) operating activities	(5,730)	10,987

Effect of exchange rate fluctuation on cash and cash equivalents	35	(332)

Net increase (decrease) in cash	(5,695)	10,655

Cash and cash equivalents at beginning of period	8,129	11,585

Cash and cash equivalents at ending of period	$2,434	$22,240

Supplemental disclosure of cash flow information

Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash activities:

Issuance of common stock for debt settlement	$157,500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Quarter Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit
Balance at December 31, 2020	27,742,346	$27,742	$48,891,697	$(51,692,533)	$72,645	$(2,700,449)

Issuance of common stock for debt settlement	750,000	750	156,750	-	-	157,500

Issuance of common stock for directors and employees	240,000	240	47,760	-	-	48,000

Imputed interest	-	-	14,523	-	-	14,523

Net loss	-	-	-	(186,175)	-	(186,175)

Foreign currency translation adjustment	-	-	-	-	2,004	2,004

Balance at March 31, 2021	28,732,346	$28,732	$49,110,730	$(51,878,708)	$74,649	$(2,664,597)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit
Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

Issuance of common stock for directors and employees	240,000	240	4,560	-	-	4,800

Imputed interest	-	-	16,897	-	-	16,897

Net loss	-	-	-	(38,815)	-	(38,815)

Foreign currency translation adjustment	-	-	-	-	6,075	6,075

Balance at March 31, 2020	27,742,346	$27,742	$48,848,949	$(51,459,947)	$104,353	$(2,478,903)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of March 31, 2021 and as of December 31, 2020, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2021, the Company has incurred operating losses of $186,175 and working capital deficit of $2,726,182. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2020. The consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements. The results of the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

For the three months ended March 31, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $44,144 of operating lease right-of-use asset and $44,144 of operating lease liabilities were retroactively reflected to December 31, 2020 financial statements. After the adoption, $33,025 of operating lease right-of-use asset and $33,025 of operating lease liabilities were retroactively reflected to March 31, 2021 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the three months ended March 31, 2021 and 2020.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended March 31, 2021 and 2020 were $2,004 and $6,075, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2021 and 2020 were $35 and $(332), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.55 RMB and 6.53 RMB to $1.00 at March 31, 2021 and December 31, 2020, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2021 and 2020 were 6.48 RMB and 6.98 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2021 and 2020.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended March 31, 2021 and 2020, shipping and handling costs were $2,730 and $20,008, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2021 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2021, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Weighted average shares of common stock outstanding (basic)	28,734,053	27,644,764
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	28,734,053	27,644,764
Net loss available to common shareholders	$(186,175)	$(38,815)
Net loss per shares of common stock (basic)	$(0.01)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2021 and 2020 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the three months ended March 31, 2021 were approximately 88% of the Company’s net sales. Sales to another Company for the three months ended March 31, 2021 were approximately 10% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the three months ended March 31, 2020 were approximately 65% of the Company’s net sales. Sales to another Company for the three months ended March 31, 2020 were approximately 28% of the Company’s net sales.

For the three months ended March 31, 2021, two suppliers accounted for approximately 96% of total purchases.

For the three months ended March 31, 2020, three suppliers accounted for approximately 92% of total purchases.

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

As of March 31, 2021 and December 31, 2020, accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
Amount outstanding	$1,630	$-
Less: Allowance for doubtful accounts	-	-
Net amount	$1,630	$-

(7) Prepaid Expense

Prepaid expense amounted $27,113 and $18,829 as of March 31, 2021 and December 31, 2020, respectively. Prepaid expenses are mainly prepayment for fixed assets.

(8) Other Receivables

Other receivables amounted $17,953 and $19,500 as of March 31, 2021 and December 31, 2020, respectively. Other receivables are mainly export tax rebates.

(9) Property and Equipment, net

As of March 31, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2020
Machinery and equipment	$46,088	$46,277
Office equipment	11,649	11,696
Motor vehicles	42,638	42,814
Total	100,375	100,787
Less: accumulated depreciation	(71,815)	(69,747)
Plant and Equipment, net	$28,560	$31,040

For the three months ended March 31, 2021 and 2020, depreciation expenses amounted to $2,378 and $2,171, respectively.

The Company purchased approximately $0 and $0 property and equipment during the three months ended March 31, 2021 and 2020, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2021 and 2020.

(10) Stockholders’ deficit

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 28,732,346 and 27,742,346 as of March 31, 2021 and December 31, 2020, respectively.

(a) Stock Issuances For Compensation

On February 2, 2021, the Company issued an aggregate of 200,000 shares of common stock to four directors as compensation for services provided in 2020. The issuance of these shares was recorded at grant date fair market value at $0.2 per share.

On February 2, 2021, the Company issued 40,000 shares of common stock to the CFO. The issuance of these shares was recorded at grant date fair market value of $0.2 per share.

(b) Stock Issuances For Debt Settlement

On March 25, 2021, the board has approved to issue 750,000 restricted shares of the company’s common stock to the CEO for a total fair value of $157,500. It is a share issuance to settle the accrued payroll of $120,000.

The Company recorded $37,500 of loss on debt settlement as of March 31, 2021.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of March 31, 2021, no Escrow Shares have been transferred to investors or returned to the Company.

(11) Related Parties

As of March 31, 2021 and December 31, 2020, $612,260 and $702,281 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of March 31, 2021 and December 31, 2020, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(12) Other Payable

Other payable amounted $1,715,924 and $1,686,961 as of March 31, 2021 and December 31, 2020, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payables are without collateral, with interest, and due on demand. Imputed interest amounted $14,523 and $16,897 for the three months ended March 31, 2021 and 2020 and was recorded as paid in capital, respectively.

(13) Lease Commitment

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$11,380	$10,104

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,111	$9,353
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	33,111	9,353

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets-non current	$33,025	$44,144
Total operating lease right-of-use assets	33,025	44,144
Operating lease liability-current	$33,025	$42,006
Operating lease liability-non current	-	2,138
Total operating lease liabilities	$33,025	$44,144

Maturities of lease liabilities were as follows:

Year Ending March 31,	Operating Leases
2022	$33,025
Total lease payments	33,025
Less imputed interest	-
Total	$33,025

(14) Subsequent Events

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

As of and for the three months ended March 31, 2021, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of its products, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products. Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Sales.

During the three months ended March 31, 2021, we had sales of $6,205, compared to sales of $185,781 for the three months ended March 31, 2020, a decrease of $179,576, or approximately 96.66%. Significant sales decrease was mainly due to decreased market demand, as well as COVID-19 and revenue recognition principles.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost. During the three months ended March 31, 2021, our cost of goods sold was $102, compared to $94,772 for the cost of goods sold for the three months ended March 31, 2020, a decrease of $94,670 or approximately 99.89%. The decrease in the cost of sales was primarily attributable to the significant decrease in sales volume.

Gross profit.

Our gross profit decreased from $91,009 for the three months ended March 31, 2020 to $6,103 for the three months ended March 31, 2021. The decrease of the gross profit is mainly attributed to decrease in the sales.

Gross profit Margin.

Our gross profit margin increased from 48.99% for the three months ended March 31, 2020 to 98.36% for the three months ended March 31, 2021 due to increased more profitable products.

Operating expenses.

Operating expenses totaled $137,879 for the three months ended March 31, 2021, compared to $109,404 for the three months ended March 31, 2020, an increase of $28,475, or approximately 26.03%.

Selling, general and administrative expenses.

Selling expenses decreased from $21,053 for the three months ended March 31, 2020 to $3,906 for the three months ended March 31, 2021, a decrease of $17,147, or approximately 81.45%. The decrease is mainly attributed to decreased sales.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $133,973 for the three months ended March 31, 2021, compared to $88,351 for the three months ended March 31, 2020, an increase of $45,622 or 51.64%. The increase of general and administrative expenses is mainly due to increased payroll expense and increased stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $131,776 for the three months ended March 31, 2021, compared to operating loss of $18,395 for the three months ended March 31, 2020, an increase in loss of approximately $113,381, or 616.37%.

Other income and expenses.

Our interest expense was $17,019 for the three months ended March 31, 2021, compared to interest expense of $20,420 for the three months ended March 31, 2020. The reason is due to less borrowings in the three months ended March 31, 2021 compared to the same period 2020.

Other income of $120 and other expense of $nil were recorded as other income for the three months ended March 31, 2021 and 2020, respectively.

On March 25, 2021, the board has approved to issue 750,000 restricted shares of the company’s common stock to the CEO for a total fair value of $157,500. It is a share issuance to settle the accrued payroll of $120,000. The Company recorded $37,500 of loss on debt settlement as of March 31, 2021.

Income tax.

During the three months ended March 31, 2021 and 2020, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended March 31, 2021 was $186,175, compared to net loss of $38,815 for the three months ended March 31, 2020, an increase in loss of $147,360, or approximately 379.65%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation gain for the three months ended March 31, 2021 was $2,004, compared a translation gain of $6,075 for the three months ended March 31, 2020, a decrease in gain of $4,071.

Net loss available to common stockholders.

Net loss available to our common stockholders was $186,175, or $(0.01) per share (basic and diluted), for the three months ended March 31, 2021, compared to net loss of $38,815, or net loss of $(0.00) per share (basic and diluted), for the three months ended March 31, 2020.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended March 31, 2021, the Company has incurred operating losses and working capital deficit from operating activities. The Company’s sales revenue is not sufficient to cover the company’s expenses for the three months ended March 31, 2021.

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

At March 31, 2021, cash and cash equivalents were $2,434, compared to $8,129 at December 31, 2020, a decrease of $5,695. Our working capital deficit decreased by $47,314 to a deficit of $2,726,182 at March 31, 2021 from $2,773,496 at December 31, 2020.

Accounts receivable, net of allowance, were $1,630 and $nil as of March 31, 2021 and December 31, 2020, respectively. The increase was mainly due to increased sales. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

The following table sets forth information about our net cash flow for the three months indicated:

	For the Three months Ended March 31,
	2021	2020
Net cash flows (used in)provided by operating activities	$(5,730)	$10,987
Net cash flows used in investing activities	$-	$-
Net cash flows (used in) financing activities	$-	$-

Net cash flow used in operating activities was $5,730 for the three months ended March 31, 2021, compared to $10,987 provided by operating activities for the three months ended March 31, 2020, a decrease in net cash flow provided by operating activities of $16,717. The decrease in net cash flow provided by operating activities was mainly due to due to an increase of $50,350 in advance from customers, an increase of $43,200 in stock compensation and an increase of $37,500 in loss on debt settlement, offset by a decrease of $147,360 in net loss available to common shareholders and a decrease of $9,702 in account receivable.

Net cash flow used in investing activities was $nil for the three months ended March 31, 2021, compared to $nil for the three months ended March 31, 2020.

Net cash flow used in financing activities was $nil and $nil for the three months ended March 31, 2021 and 2020.

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

The Company recognizes revenue upon delivery of goods and passage of title according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the three months ended March 31, 2021 and 2020.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for allowance for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. The allowance for doubtful accounts amounted to $nil as of March 31, 2021 and December 31, 2020.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. For the three months ended March 31, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the three months ended March 31, 2021 and 2020.

Research and Development

Research and development costs are expensed as incurred, and are included in general and administrative expenses. These costs primarily consist of the cost of material used and salaries paid for the development of our products and fees paid to third parties. Our research and development expense for the three months ended March 31, 2021 and 2020 were not significant.

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

$48,000 and $4,800 of stock compensation expenses were amortized and recognized as general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA CARBON GRAPHITE GROUP, INC.

Date: May 24, 2021	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: May 24, 2021	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer