Form 10-Q
period 2021-06-30
China Carbon Graphite Group, Inc.
filed 2021-08-23
CIK 1284450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 20, 2021, there were 29,482,346 shares of common stock issued and outstanding.

CHINA CARBON GRAPHITE GROUP, INC.

FORM 10-Q

June 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

China Carbon Graphite Group, Inc. and subsidiaries

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$61,285	$8,129
Account receivable	1,647	-
Inventories	90,418	-
Advance to suppliers	48,800	-
Prepaid expenses	20,559	18,829
Other receivables, net	21,118	19,500

Total current assets	243,827	46,458

Right-of-use asset - non current	22,394	44,144
Property And Equipment, Net	26,593	31,040

Total Assets	$292,814	$121,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$226,847	$138,972
Accrued payroll - related party	687,216	747,281
Advance from customers	440,018	55,819
Loan payable	93,900	93,900
Other payables	1,408,975	1,686,961
Lease liability - current	22,394	42,006
Dividends payable	55,015	55,015
Total current liabilities	2,934,365	2,819,954

Lease liability - non current	-	2,138

Total Liabilities	2,934,365	2,822,092

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized 29,482,346 and 27,742,346 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	29,482	27,742
Additional paid-in capital	49,249,536	48,891,697
Accumulated other comprehensive income	68,421	72,645
Accumulated loss	(51,988,990)	(51,692,533)
Total stockholders’ deficit	(2,641,551)	(2,700,449)
Total Liabilities and Stockholders’ Deficit	$292,814	$121,643

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Sales	$63,214	$75,634	$69,419	$261,415

Cost of Goods Sold	42,404	44,480	42,506	139,252
Gross Profit	20,810	31,154	26,913	122,163
Operating Expenses
Selling expenses	16,658	13,734	20,564	34,787
General and administrative	92,269	83,674	226,242	172,025
Total operating expenses	108,927	97,408	246,806	206,812

Loss before other income (expense) and income taxes	(88,117)	(66,254)	(219,893)	(84,649)

Other Income (Expense)
Interest expense	(14,680)	(14,487)	(31,699)	(34,907)
Other income (expense), net	15	3,451	135	3,451
Loss on debt settlement	(7,500)	-	(45,000)	-
Total other income (expense), net	(22,165)	(11,036)	(76,564)	(31,456)

Loss before income taxes	(110,282)	(77,290)	(296,457)	(116,105)

Income Tax Expense	-	-	-	-

Net loss	(110,282)	(77,290)	(296,457)	(116,105)

Other Comprehensive Income
Foreign currency translation gain (loss)	(6,228)	(626)	(4,224)	5,449
Total Comprehensive Loss	$(116,510)	$(77,916)	$(300,681)	$(110,656)

Share Data
Basic and diluted loss per share
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	29,243,335	27,742,346	28,597,429	27,693,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss available to common shareholders	$(296,457)	$(116,105)
Adjustments to reconcile net cash provided by operating activities
Depreciation	4,765	4,345
Stock compensation	48,000	4,800
Loss on debt settlement	45,000	-
Imputed interest	26,566	30,764
Changes in operating assets and liabilities
Accounts receivable	(1,619)	270
Other receivables	(1,469)	5,603
Advance to suppliers	(48,697)	-
Inventory	(90,228)	(788)
Prepaid expenses	(1,527)	-
Right-of-use asset	33,170	18,804
Accounts payable and accrued liabilities	267,366	(1,712)
Advance from customers	382,801	(22,113)
Taxes payable	(12,097)	314
Other payables	(269,442)	32,916
Lease liability	(33,170)	(18,804)
Net cash provided by (used in) operating activities	52,962	(61,706)

Cash flows from investing activities
Acquisition of plant and equipment	-	(1,649)
Net cash used in investing activities	-	(1,649)

Cash flows from financing activities
Loan payable	-	93,900
Net cash used in financing activities	-	93,900

Effect of exchange rate fluctuation on cash and cash equivalents	194	(67)

Net increase (decrease) in cash	53,156	30,478

Cash and cash equivalents at beginning of period	8,129	11,585

Cash and cash equivalents at ending of period	$61,285	$42,063

Supplemental disclosure of cash flow information

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:

Issuance of common stock for debt settlement	$285,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Quarter Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at March 31, 2021	28,732,346	$28,732	$49,110,730	$(51,878,708)	$74,649	$(2,664,597)

Issuance of common stock for debt settlement	750,000	750	126,750	-	-	127,500

Imputed interest	-	-	12,056	-	-	12,056

Net loss	-	-	-	(110,282)	-	(110,282)

Foreign currency translation adjustment	-	-	-	-	(6,228)	(6,228)

Balance at June 30, 2021	29,482,346	$29,482	$49,249,536	$(51,988,990)	$68,421	$(2,641,551)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at March 31, 2020	27,742,346	$27,742	$48,848,949	$(51,459,947)	$104,353	$(2,478,903)

Imputed interest	-	-	13,773	-	-	13,773

Net loss	-	-	-	(77,290)	-	(77,290)

Foreign currency translation adjustment	-	-	-	-	(626)	(626)

Balance at June 30, 2020	27,742,346	$27,742	$48,862,722	$(51,537,237)	$103,727	$(2,543,046)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc and subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Two Quarters Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2020	27,742,346	$27,742	$48,891,697	$(51,692,533)	$72,645	$(2,700,449)

Issuance of common stock for debt settlement	1,500,000	1,500	283,500	-	-	285,000

Issuance of common stock for directors and employees	240,000	240	47,760	-	-	48,000

Imputed interest	-	-	26,579	-	-	26,579

Net loss	-	-	-	(296,457)	-	(296,457)

Foreign currency translation adjustment	-	-	-	-	(4,224)	(4,224)

Balance at June 30, 2021	29,482,346	$29,482	$49,249,536	$(51,988,990)	$68,421	$(2,641,551)

	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Total Stockholders’
	Number	Amount	Capital	Earnings	Income	Deficit

Balance at December 31, 2019	27,502,346	$27,502	$48,827,492	$(51,421,132)	$98,278	$(2,467,860)

Issuance of common stock for directors and employees	240,000	240	4,560	-	-	4,800

Imputed interest	-	-	30,670	-	-	30,670

Net loss	-	-	-	(116,105)	-	(116,105)

Foreign currency translation adjustment	-	-	-	-	5,449	5,449

Balance at June 30, 2020	27,742,346	$27,742	$48,862,722	$(51,537,237)	$103,727	$(2,543,046)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Carbon Graphite Group, Inc. and subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(1) Organization and Business

China Carbon Graphite Group, Inc. (the “Company”), through its subsidiaries, is engaged in the research and development, rework and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China (“China” or the “PRC”). The Company has developed its own graphene prototype and reworks the products by orders only. The Company outsources the production of some large orders to third parties, as it has not commercialized a few of its product prototype. The company also operates an Internet portal (www.roycarbon.com) for graphite related products.

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

Organizational Structure Chart

The following chart sets forth our organizational structure:

Liquidity and Working Capital Deficit

As of June 30, 2021 and as of December 31, 2020, the Company managed to operate its business with a negative working capital.

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

(2) Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of and for the period ended June 30, 2021, the Company has incurred operating losses of $296,457 and working capital deficit of $2,690,538. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(3) Basis for Preparation of the Consolidated Financial Statements

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2020. The consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements. The results of the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

For the six months ended June 30, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $44,144 of operating lease right-of-use asset and $44,144 of operating lease liabilities were retroactively reflected to December 31, 2020 financial statements. After the adoption, $22,394 of operating lease right-of-use asset and $22,394 of operating lease liabilities were retroactively reflected to June 30, 2021 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the six months ended June 30, 2021 and 2020.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2021 and 2020 were $(6,228) and $(626), respectively. Translation adjustments for the six months ended June 30, 2021 and 2020 were $(4,224) and $5,449, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2021 and 2020 were $194 and $(67), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.46 RMB and 6.53 RMB to $1.00 at June 30, 2021 and December 31, 2020, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2021 and 2020 were 6.47 RMB and 7.03 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2021 and 2020.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the three months ended June 30, 2021 and 2020, shipping and handling costs were $15,415 and $13,088, respectively. For the six months ended June 30, 2021 and 2020, shipping and handling costs were $18,145 and $33,096, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2021 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2021, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted average shares of common stock outstanding (basic)	28,597,429	27,693,555
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	28,597,429	27,693,555
Net loss available to common shareholders	$(296,457)	$(116,105)
Net loss per shares of common stock (basic)	$(0.01)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.00)

The following table sets forth the computation of the number of net loss per share for the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted average shares of common stock outstanding (basic)	29,243,335	27,742,346
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	29,243,335	27,742,346
Net loss available to common shareholders	$(110,282)	$(77,290)
Net loss per shares of common stock (basic)	$(0.00)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2021 and 2020 included net income and foreign currency translation adjustments.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the six months ended June 30, 2021 were approximately 73% of the Company’s net sales. Sales to another Company for the six months ended June 30, 2021 were approximately 11% of the Company’s net sales.

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

For the six months ended June 30, 2021, two suppliers accounted for approximately 92% of total purchases.

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

As of June 30, 2021 and December 31, 2020, accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
Amount outstanding	$1,647	$-
Less: Allowance for doubtful accounts	-	-
Net amount	$1,647	$-

(7) Prepaid Expense

Prepaid expense amounted $20,559 and $18,829 as of June 30, 2021 and December 31, 2020, respectively. Prepaid expenses are mainly prepayment for fixed assets.

(8) Other Receivables

Other receivables amounted $21,118 and $19,500 as of June 30, 2021 and December 31, 2020, respectively. Other receivables are mainly export tax rebates.

(9) Property and Equipment, net

As of June 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2020
Machinery and equipment	$46,768	$46,277
Office equipment	11,820	11,696
Motor vehicles	43,266	42,814
Total	101,854	100,787
Less: accumulated depreciation	(75,261)	(69,747)
Plant and Equipment, net	$26,593	$31,040

For the three months ended June 30, 2021 and 2020, depreciation expenses amounted to $2,387 and $2,174, respectively. For the six months ended June 30, 2021 and 2020, depreciation expenses amounted to $4,765 and $4,345, respectively.

The Company purchased approximately $0 and $1,649 property and equipment during the six months ended June 30, 2021 and 2020, respectively.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment was recorded in operating expenses during the six months ended June 30, 2021 and 2020.

(10) Inventories

As of June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021	December 31, 2020
Inventory	$90,418	$-
Reserve for slow moving and obsolete inventory	-	-
Inventory, net	$90,418	$-

For the six months ended June 30, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items. As of June 30, 2021 and December 31, 2020, the Company did not record any provision for inventory in regards to slow moving or obsolete items.

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

Issuance of Common Stock

The Company has total outstanding shares of common stock of 29,482,346 and 27,742,346 as of June 30, 2021 and December 31, 2020, respectively.

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

On April 29, 2021, the board has approved to issue 750,000 restricted shares of the company’s common stock to the an unrelated party for a total fair value of $127,500. It is a share issuance to settle the other payable of $120,000.

The Company recorded $45,000 of loss on debt settlement as of June 30, 2021.

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

The Company did not meet the financial targets. The number of Escrow Shares payable to each Investor shall be equal to a fraction of the total number of Escrow Shares potentially issuable pursuant to the terms hereof, the numerator of which shall be the amount by which (i) the number of Conversion Shares issued or issuable upon Preferred Shares which was initially issued to the Investor exceeds (ii) the sum of (x) the number of Conversion Shares sold or otherwise transferred by the Investor plus (y) the number of shares of Conversion Shares issued or issuable sold or otherwise transferred by the Investor, and the denominator of which is the number of Conversion Shares issued or issuable by the Company in the Offering. Any Escrow Shares for either Fiscal Year 2011 or Fiscal Year 2010 which are not transferred to the Investors pursuant to this paragraph shall be returned to the Company for cancellation. As of June 30, 2021, no Escrow Shares have been transferred to investors or returned to the Company.

(12) Related Parties

As of June 30, 2021 and December 31, 2020, $642,216 and $702,281 are the salary owed to Mr. Donghai Yu, who is CEO of the Company. As of June 30, 2021 and December 31, 2020, $45,000 and $45,000 are the salary owed to Ms. Grace King, who is VP finance of the Company. Ms. Grace King has resigned from the Company in 2018.

(13) Loan Payable

Loan payable amounted $93,900 and $93,900 as of June 30, 2021 and December 31, 2020, respectively. Loan payable are the disaster loans from SBAD.

(14) Other Payable

Other payable amounted $1,408,975 and $1,686,961 as of June 30, 2021 and December 31, 2020, respectively. Other payables are mainly money borrowed from unrelated parties for operating purpose. These payables are without collateral, with interest, and due on demand. Imputed interest amounted $26,579 and $30,670 for the six months ended June 30, 2021 and 2020 and was recorded as paid in capital, respectively.

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

The components of lease expense were as follows:

	Six months ended June 30,
	2021	2020
Operating lease cost	$23,074	$16,555

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,170	$18,804
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	33,170	18,804

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets-non current	$22,394	$44,144
Total operating lease right-of-use assets	22,394	44,144
Operating lease liability-current	$22,394	$42,006
Operating lease liability-non current	-	2,138
Total operating lease liabilities	$22,394	$44,144

Maturities of lease liabilities were as follows:

Year Ending June 30,	Operating Leases
2022	$22,394
Total lease payments	22,394
Less imputed interest	-
Total	$22,394

(16) Subsequent Events

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

Overview

We are engaged in the research and development, small production and sales of graphene and graphene oxide and graphite bipolar plates in the People’s Republic of China. We have developed our own graphene prototype and produces the products by orders only. We outsource the production of large orders to third parties as we have not commercialized our product prototype. We also operate a business-to-business and business-to-consumers Internet portal (www.roycarbon.com) for graphite related products.

As of and for the six months ended June 30, 2021, the Company has incurred operating losses. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (i) obtaining capital from the sale of its equity securities, (ii) sales of its products, and (iii) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. The Company plans to look for opportunities to merge with or acquire other graphite companies.

PRC regulations grant broad powers to the government to adjust the price of raw materials and manufactured products. Although the government has not imposed price controls on our raw materials or our products, it is possible that price controls may be implemented in the future, thereby affecting our results of operations and financial condition.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Sales.

During the three months ended June 30, 2021, we had sales of $63,214 compared to sales of $75,634 for the three months ended June 30, 2020, a decrease of $12,420 or approximately 16.42%. Significant sales decrease was mainly due to COVID-19 and revenue recognition principles.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost. During the three months ended June 30, 2021, our cost of goods sold was $42,404, compared to $44,480 for the cost of goods sold for the three months ended June 30, 2020, a decrease of $2,076 or approximately 4.67%. The decrease in the cost of sales was primarily attributable to decrease in sales volume.

Gross profit.

Our gross profit decreased from $31,154 for the three months ended June 30, 2020 to $20,810 for the three months ended June 30, 2021. The decrease of the gross profit is mainly attributed to decrease in the sales.

Gross profit Margin.

Our gross profit margin decreased from 41.19% for the three months ended June 30, 2020 to 32.92% for the three months ended June 30, 2021 due to increased less profitable products.

Operating expenses.

Operating expenses totaled $108,927 for the three months ended June 30, 2021, compared to $97,408 for the three months ended June 30, 2020, an increase of $11,519, or approximately 11.83%.

Selling, general and administrative expenses.

Selling expenses increased from $13,734 for the three months ended June 30, 2020 to $16,658 for the three months ended June 30, 2021, an increase of $2,924, or approximately 21.29%. The increase is mainly attributed to increase in sales force.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $92,269 for the three months ended June 30, 2021, compared to $83,674 for the three months ended June 30, 2020, an increase of $8,595 or 10.27%. The increase of general and administrative expenses is mainly due to increased payroll expense and increased stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $88,117 for the three months ended June 30, 2021, compared to operating loss of $66,254 for the three months ended June 30, 2020, an increase in loss of approximately $21,863, or 33.00%.

Other income and expenses.

Our interest expense was $14,680 for the three months ended June 30, 2021, compared to interest expense of $14,487 for the three months ended June 30, 2020. The reason is due to a little more borrowings in the three months ended June 30, 2021 compared to the same period 2020.

Other income of $15 and $3,451 were recorded as other income for the three months ended June 30, 2021 and 2020, respectively.

Income tax.

During the three months ended June 30, 2021 and 2020, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the three months ended June 30, 2021 was $110,282, compared to net loss of $77,290 for the three months ended June 30, 2020, an increase in loss of $32,992, or approximately 42.69%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the three months ended June 30, 2021 was $6,228, compared a translation loss of $626 for the three months ended June 30, 2020, an increase in loss of $5,602.

Net loss available to common stockholders.

Net loss available to our common stockholders was $110,282, or $0.00 per share (basic and diluted), for the three months ended June 30, 2021, compared to net loss of $77,290, or net loss of $0.00 per share (basic and diluted), for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Sales.

During the six months ended June 30, 2021, we had sales of $69,419 compared to sales of $261,415 for the six months ended June 30, 2020, a decrease of $191,996 or approximately 73.44%. Significant sales decrease was mainly due to COVID-19 and revenue recognition principles.

Cost of goods sold.

Our cost of goods sold consists of the purchase cost. During the six months ended June 30, 2021, our cost of goods sold was $42,506, compared to $139,252 for the cost of goods sold for the six months ended June 30, 2020, a decrease of $96,746 or approximately 69.48%. The decrease in the cost of sales was primarily attributable to decrease in sales volume.

Gross profit.

Our gross profit decreased from $122,163 for the six months ended June 30, 2020 to $26,913 for the six months ended June 30, 2021. The decrease of the gross profit is mainly attributed to decrease in the sales.

Gross profit Margin.

Our gross profit margin decreased from 46.73% for the six months ended June 30, 2020 to 38.77% for the six months ended June 30, 2021 due to increased less profitable products.

Operating expenses.

Operating expenses totaled $246,806 for the six months ended June 30, 2021, compared to $206,812 for the six months ended June 30, 2020, an increase of $39,994, or approximately 19.34%.

Selling, general and administrative expenses.

Selling expenses decreased from $34,787 for the six months ended June 30, 2020 to $20,564 for the six months ended June 30, 2021, a decrease of $14,223, or approximately 40.89%. The decrease is mainly attributed to no year-end delivery delays and cost match.

Our general and administrative expenses consist of salaries, office expenses, utilities, business travel, amortization expenses, public company expenses (including legal expenses, accounting expenses and investor relations expenses) and stock compensation. General and administrative expenses were $226,242 for the six months ended June 30, 2021, compared to $172,025 for the six months ended June 30, 2020, an increase of $54,217 or 31.52%. The increase of general and administrative expenses is mainly due to increased payroll expense and increased stock compensation.

Loss from operations.

As a result of the factors described above, operating loss was $219,893 for the six months ended June 30, 2021, compared to operating loss of $84,649 for the six months ended June 30, 2020, an increase in loss of approximately $135,244, or 159.77%.

Other income and expenses.

Our interest expense was $31,699 for the six months ended June 30, 2021, compared to interest expense of $34,907 for the six months ended June 30, 2020. The reason is due to less borrowings.

Other income of $135 and $3,451 were recorded as other income for the six months ended June 30, 2021 and 2020, respectively.

Income tax.

During the six months ended June 30, 2021 and 2020, we did not incur any income tax due for these periods.

Net loss.

As a result of the factors described above, our net loss for the six months ended June 30, 2021 was $296,457, compared to net loss of $116,105 for the six months ended June 30, 2020, an increase in loss of $180,352, or approximately 155.34%.

Foreign currency translation.

Our consolidated financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the financial statements denominated in RMB into U.S. dollars are included in determining comprehensive income. Our foreign currency translation loss for the six months ended June 30, 2021 was $4,224, compared a translation gain of $5,449 for the six months ended June 30, 2020, a decrease in gain of $9,673.

Net loss available to common stockholders.

Net loss available to our common stockholders was $296,457, or $0.01 per share (basic and diluted), for the six months ended June 30, 2021, compared to net loss of $116,105, or net loss of $0.00 per share (basic and diluted), for the six months ended June 30, 2020.

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

At June 30, 2021, cash and cash equivalents were $61,285, compared to $8,129 at December 31, 2020, an increase of $53,156. Our working capital deficit decreased by $82,958 to a deficit of $2,690,538 at June 30, 2021 from $2,690,538 at December 31, 2020.

Accounts receivable, net of allowance, were $1,647 and $nil as of June 30, 2021 and December 31, 2020, respectively. Accounts receivable are recorded at the invoiced amount and do not bear interest. Our management reviews the adequacy of our allowance for doubtful accounts on an ongoing basis, using historical collection trends and the aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary.

As of June 30, 2021, inventories were $90,418 compared to $nil at December 31, 2020, an increase of $90,418, or 100%. As of June 30, 2021 and December 31, 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

The following table sets forth information about our net cash flow for the six months indicated:

	For the Six months Ended June 30,
	2021	2020
Net cash flows (used in) provided by operating activities	$52,962	$(61,706)
Net cash flows used in investing activities	$-	$(1,649)
Net cash flows provided by financing activities	$-	$93,900

Net cash flow provided by operating activities was $52,962 for the six months ended June 30, 2021, compared to $61,706 used in operating activities for the six months ended June 30, 2020, an increase of $114,668. The decrease in net cash flow provided by operating activities was mainly due to an increase of $404,914 in advance from customers, an increase of $269,078 in accounts payable and accrued liabilities, an increase of $43,200 in stock compensation and an increase of $45,000 in loss on debt settlement, offset by a decrease of $180,352 in net loss available to common shareholders and a decrease of $302,358 in other payable.

Net cash flow used in investing activities was $0 for the six months ended June 30, 2021, compared to $1,649 for the six months ended June 30, 2020, a decrease of $1,649, or 100%. The decrease is mainly due to decrease acquisitions of plant and equipment in the six months ended June 30, 2021.

Net cash flow provided by financing activities was $0 and 93,900 for the six months ended June 30, 2021 and 2020. The decrease is mainly due to no more cash flow provided by financial activities.

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to one Company for the six months ended June 30, 2021 were approximately 73% of the Company’s net sales. Sales to another Company for the six months ended June 30, 2021 were approximately 11% of the Company’s net sales.

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

For the six months ended June 30, 2021, two suppliers accounted for approximately 92% of total purchases.

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

For the six months ended June 30, 2021 and 2020, the Company has not made provision for inventory in regards to slow moving or obsolete items.

Lease

The Company used comparative method and adopted ASU 2018-20, Leases (Topic 842) to recognize leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. All existing leases since January 1, 2018 are reported under this rule. After the adoption, $44,144 of operating lease right-of-use asset and $44,144 of operating lease liabilities were retroactively reflected to December 31, 2020 financial statements. After the adoption, $22,394 of operating lease right-of-use asset and $22,394 of operating lease liabilities were retroactively reflected to June 30, 2021 financial statements.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the six months ended June 30, 2021 and 2020.

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

Foreign currency translation

The reporting currency of the Company is U.S. dollars. The Company uses RMB as its functional currency. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding accounts on the balance sheets. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statements of stockholders’ equity. Translation adjustments for the three months ended June 30, 2021 and 2020 were $(6,228) and $(626), respectively. Translation adjustments for the six months ended June 30, 2021 and 2020 were $(4,224) and $5,449, respectively. The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2021 and 2020 were $194 and $(67), respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Assets and liabilities were translated at 6.46 RMB and 6.53 RMB to $1.00 at June 30, 2021 and December 31, 2020, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to income statements for the six months ended June 30, 2021 and 2020 were 6.47 RMB and 7.03 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the period; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company recognizes revenue upon transfer of control of promised products to customers according to shipping terms. The Company does not provide chargeback or price protection rights to the customers. The customer only places purchase orders with the Company once it has confirmed the sale with a third party because this is a specialized business, which dictates that the Company will not sell the products until the purchase order is received. The Company allows its customers to return products only if its products are later determined by the Company to be defective. Based on the Company’s historical experience, product returns have been insignificant throughout all of its product lines. Therefore, the Company does not record an allowance for sales returns. If sales returns occur, they are taken against revenue when products are returned from customers. Sales are presented net of any discounts given to customers. Interest income is recognized when earned. The Company experienced no returns for the six months ended June 30, 2021 and 2020.

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

Shipping and handling costs

The Company follows ASC 606, as amended and clarified by ASU 2016-10, to record shipping and handling cost. The Company classifies shipping and handling costs paid on behalf of its customers in selling expenses. For the six months ended June 30, 2021 and 2020, shipping and handling costs were $15,415 and $13,088, respectively. For the six months ended June 30, 2021 and 2020, shipping and handling costs were $18,145 and $33,096, respectively.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2021 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2021, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The following table sets forth the computation of the number of net loss per share for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted average shares of common stock outstanding (basic)	28,597,429	27,693,555
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	28,597,429	27,693,555
Net loss available to common shareholders	$(296,457)	$(116,105)
Net loss per shares of common stock (basic)	$(0.01)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.01)	$(0.00)

The following table sets forth the computation of the number of net loss per share for the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted average shares of common stock outstanding (basic)	29,243,335	27,742,346
Shares issuable upon conversion of Series B Preferred Stock	-	-
Weighted average shares of common stock outstanding (diluted)	29,243,335	27,742,346
Net loss available to common shareholders	$(110,282)	$(77,290)
Net loss per shares of common stock (basic)	$(0.00)	$(0.00)
Net loss per shares of common stock (diluted)	$(0.00)	$(0.00)

Accumulated other comprehensive income

The Company follows ASC 220, Comprehensive Income, formerly known as SFAS No. 130, Reporting Comprehensive Income, to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2021 and 2020 included net income and foreign currency translation adjustments.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 29, 2021, the board has approved to issue 750,000 restricted shares of the company’s common stock to an unrelated party for a total fair value of $127,500. It is a share issuance to settle the other payable of $120,000.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CARBON GRAPHITE GROUP, INC.

Date: August 23, 2021	By:	/s/ Donghai Yu
Donghai Yu
Chief Executive Officer

Date: August 23, 2021	By:	/s/ ZhenfangYang
Zhenfang Yang
Chief Financial Officer